Form 10KSB
period 1996-06-30
HAVENWOOD VENTURES INC
filed 1996-10-08
CIK 833845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE COMMISSION

For the fiscal year ended                        Commission File No. 33-22097-NY
    June 30, 1996

                            HAVENWOOD VENTURES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                11-2908692
              --------                                ----------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

     P O Box 1451 Sedona, AZ                            86336
     -----------------------                            -----
(Address of principle executive offices)              (Zip code)


Registrant's telephone number, including area code: (520) 282-1275

Securities registered pursuant to section 12 (g) of the Act:

                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                             Yes   X       No
                                 -----         -----

State the aggregate fair market value of the voting stock held by nonaffiliates of the Registrant: No bid-undetermined value as of September 18, 1996.

Indicate the number of shares outstanding of each class of the Registrant's classes of common stock as of the latest practicable date: No Par Value Common
Stock: 258,365,000 shares as of September 18, 1996.

                       EXHIBIT INDEX IS LOCATED ON PAGE 9.

                                     PART I

ITEM 1. BUSINESS

A)   General

Havenwood Ventures, Inc. (the "Company") was incorporated in April, 1988 in Delaware and raised $499,500 in its initial public offering. The stock is currently quoted on the electronic bulletin board but to the best of the Company's knowledge, its common stock has not been actively traded in several years.

In 1989, the Company commenced development of a theme attraction in Sedona, Arizona, the Sedona Spirit Theater (the "Theater"). The Company had acquired three parcels of land for $843,000, subject to a first mortgage totalling $400,000. In addition, approximately $400,000 had been spent for site-planning, show and theme attraction development, planning and zoning approvals and general expenses.

During the fiscal year ended June 30, 1992, the Board of Directors voted to discontinue development of the Theater due to the inability of the Company to continue to attract financing for further development on the project.

During the fiscal year ended June 30, 1992, the Registrant divested itself of the Theater real estate properties. This transaction was consummated with the vice-president, who is also a director, of the Company. At a February 1992 board meeting, the Directors had approved the sale of its Theater real estate properties for $953,000. ($400,000 in debt assumption, $453,000 in debt cancellation and $100,000 in cash and notes). During the year ended June 30, 1995, the vice-president/director made the final payment on the amounts owed from the sale.

Other than as set forth, the Company has not been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings. The Company has virtually no assets, tangible or intangible, and did not generate any revenues during the fiscal year ended June 30, 1996. The Company had no back-log of orders for goods or services and did not make any material expenditures for research or development during the fiscal year ended June 30, 1996.

B)   Narrative Description of Business

During the fiscal year ended June 30, 1996, the Company's only operations consisted of management's investigation of business opportunities. The Board of Directors of the Company has resolved to investigate all possible business opportunities, none of which involve activities in Theater attractions. Management will continue its consideration of opportunities to establish a business for the Company. Criteria used in evaluating future opportunities will include, but not be limited to, establishing an asset base for the Company and confirmation of the availability of cash flow from operations to enhance viability and establish value for the Company's shareholders. Management anticipates future business combinations may take the form of a merger, assets acquisition or stock acquisition. However, there is no assurance that such a transaction will be consummated.

Employees and Consultants

The Company's only employees at June 30, 1996, consisted of two executive officers. Each of the Company's executive officers and directors devotes only part-time to the affairs of the Company and serves without compensation. The President of the Company currently devotes approximately ten hours per month to the affairs of the Company.

Certain members of management of the Company provide all secretarial and clerical services to the Company on a part-time basis for no consideration. Management believes such arrangements are currently adequate to accommodate the limited level of operations being carried on by the Company, although there is no assurance such arrangements will continue indefinitely in the future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive offices are located at 1350 Dry Creek Road, Sedona, Arizona 86339. This space is provided at no cost to the Company and is adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings, to which the Company is a party or to which property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In July, 1990, the Class A and Class B common stock purchase warrants issued with the Registrant's initial public offering expired. The Registrant's Common Stock began trading in the over-the-counter market in October, 1988, commonly known as the `pink- sheets'. During the past year, trading in the shares of the Registrant has been non-existent. Set forth below are prices for the Common Stock as reported during periods indicated. Prices represent quotations between dealers without adjustment, for retail markups, markdowns or commissions and may not represent actual transactions:

      1994                             Low Bid                       High Bid
      ----                             -------                       --------
First Quarter                           no bid                        no bid
Second Quarter                          no bid                        no bid
Third Quarter                           no bid                        no bid
Fourth Quarter                          no bid                        no bid

      1995                             Low Bid                       High Bid
      ----                             -------                       --------
First Quarter                           no bid                        no bid
Second Quarter                          no bid                        no bid
Third Quarter                           no bid                        no bid
Fourth Quarter                          no bid                        no bid

      1996                             Low Bid                       High Bid
      ----                             -------                       --------
First Quarter                           no bid                        no bid
Second Quarter                          no bid                        no bid
Third Quarter                           no bid                        no bid
Fourth Quarter                          no bid                        no bid

As of June 30, 1996, the Registrant had 107 shareholders of record and believes it had approximately 116 beneficial owners for a total of 223 shareholders.

The Registrant has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Registrant intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following summarizes certain financial data and is qualified in its entirety by the more detailed audited financial statements.

                         1996       1995         1994        1993       1992
                         ----       ----         ----        ----       ----
Operating revenues        N/A        N/A          N/A         N/A        N/A

Income (loss) from
  operations          $ (8,672)   $(10,470)    $(7,056)    $(12,120)  $(6,920)

Income (loss)
  from operations
  per share               *           *            *          *           *

Total assets          $  2,526    $  9,218     $18,320     $ 24,292   $37,653

Long-term
  obligations             N/A         N/A         N/A         N/A        N/A

Total shareholders'
  equity (deficit)    $ (3,287)   $  5,385     $15,855     $ 22,911   $35,082

No cash dividends were paid during the years ended June 30, 1996, 1995, 1994, 1993 and 1992.

* Less than $.01

ITEM 7. PLAN OF OPERATIONS

Financial condition

The Company is a shell corporation with virtually no assets. The Company's main cash flow items, other than its net losses, have been the repayments of a shareholder loan. During the years ended June 30, 1995, 1994, 1993 and 1992, the shareholder paid a $50,000 note in installments of $16,470, $6,095, $9,500 and $17,935, respectively. The shareholder made the final payment on the loan during the year ended June 30, 1995.

Management plans to seek and evaluate privately held corporations for the purpose of consummating a merger. Various shareholders will inject cash into the Company as needed to pay for operating expenses. Management feels that this will be sufficient to permit management to seek and evaluate potential merger candidates as well as meet its reporting and filing obligations through the coming fiscal year.

Results of operations

The Company conducted no operations for the fiscal year ended June 30, 1996. Expenses in the current year consisted mostly of legal, accounting and stock transfer fees.

During the year ended June 30, 1991, the Company incurred a net loss of $585,048 due largely to the loss on the development of the Theater of $536,422. The net income for the year ended June 30, 1992 of $133,020 consisted of rental income from the Theater property totalling $15,099 and a one time gain of $124,841 on the disposal of the Theater real estate holdings. The fiscal years ended June 30, 1996, 1995, 1994 and 1993 losses were due to general and administrative expenses.

ITEM 8.  Financial statements and supplementary data

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements


                                                                           PAGE

Independent auditors' reports.............................................. F-2

Consolidated balance sheet as of June 30, 1996............................. F-3

Consolidated statements of operations, for the years
ended June 30, 1996 and 1995 and from April 28, 1988
(inception) through June 30, 1996 (unaudited).............................. F-4

Consolidated statements of cash flows, for the years
ended June 30, 1996 and 1995 and from April 28, 1988
(inception) through June 30, 1996 (unaudited).............................. F-5

Consolidated statements of shareholders' equity, April
28, 1988 (inception) through June 30, 1996 (unaudited)..................... F-7

Summary of significant accounting policies................................. F-9

Notes consolidated financial statements.................................... F-10

Board of Directors
Havenwood Ventures, Inc.

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Havenwood Ventures, Inc. (a development stage company) as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Havenwood Ventures, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Company has no operations as of June 30, 1996, and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note G. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

Cordovano and Company, P.C.
Denver, Colorado
July 31, 1996

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                      June 30,
                                                                        1996
                                                                        ----
Cash............................................................... $     2,526

Property and equipment, net of accumulated depreciation (Note C)...          -
                                                                    ------------

                                                                    $     2,526
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable, trade.......................................... $     5,813
                                                                    ------------
     Total liabilities.............................................       5,813
                                                                    ------------
SHAREHOLDERS' DEFICIT (Note F)   Common stock, 350,000,000 shares
    authorized, $.00001 par value;
    258,365,000 shares issued and outstanding......................       2,584
  Additional paid-in capital.......................................     585,965
  Deficit accumulated during development stage.....................    (591,836)
                                                                    ------------
      Total shareholders' deficit..................................      (3,287)
                                                                    ------------
                                                                    $     2,526
                                                                    ============


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  April 28, 1988
                                                                    (inception)
                                                                      through
                                           Years Ended June 30,       June 30,
                                           --------------------
                                            1996         1995          1996
                                            ----         ----          ----
                                                                     (Unaudited)
COSTS AND EXPENSES
  General and administrative.............. $ 8,672      $11,270        $147,053
  Loss on development of Theme Park (Note D)     -            -         612,705
                                            ------      -------         -------
    Operating loss........................  (8,672)     (11,270)       (759,758)

NON-OPERATING INCOME
Gain on disposal of Theme Park assets
    (Note B)..............................       -            -         124,841
    Other.................................       -          800          43,081

NET LOSS.................................. $(8,672)    $(10,470)      $(591,836)
                                           =======     ========       =========


Weighted average shares outstanding..... 258,365,000  258,365,000    232,585,077
                                         ===========  ===========    ===========


Net loss per share...................... $       *     $       *      $       *
                                         -----------  -----------    -----------


*  Less than $.01 per share

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.




                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              April 28, 1988
                                                                                               (inception)
                                                                      Years Ended June 30,       through
                                                                      --------------------       June 30,
                                                                       1996         1995          1996
                                                                       ----         ----          ----
                                                                                               (Unaudited)

OPERATING ACTIVITIES
  Net loss ..................................................   $      (8,672)  $ (10,470)   $(591,836)

Transactions not requiring cash:
  Depreciation and amortization .............................              68         216       20,006
  Common stock issued for services ..........................            --          --         63,137
  Common stock issued for shareholder debt (Note B) .........            --          --         58,464
  Common stock issued for interest (Note B) .................            --          --          1,093

Changes in current assets and current liabilities:
  Receivables and other current assets ......................            --           554         --
  Accounts payable and accrued expenses .....................           1,980       1,368      (14,189)
                                                                        -----       -----      -------
CASH (USED IN) OPERATING ACTIVITIES..........................          (6,624)     (8,332)    (463,325)
                                                                       -------     -------    ---------

INVESTING ACTIVITIES
  Acquisition of land, property and equipment................             --          --       (845,140)
  Start up costs of Theme Park...............................             --          --       (233,505)
  Write off of start up costs of Theme Park..................             --          --        233,505
  Organization costs incurred................................             --          --         (5,671)
                                                                        -------     -------    ---------
CASH (USED IN) INVESTING ACTIVITIES..........................             --          --       (850,811)
                                                                        -------     -------    ---------

FINANCING ACTIVITIES
  Cash proceeds from issuance of common stock................             --          --        527,095
  Purchase of treasury stock; subsequently cancelled.........             --          --            (51)
  Offering costs incurred....................................             --          --        (61,189)
  Cash proceeds on loan from shareholder (Note B)............             --          --         50,000
  Principal payment on loan from shareholder (Note B)........             --          --        (50,000)
  Issuance of loan to shareholder (Note B)...................             --          --        (50,000)
  Proceeds from repayment of loan to shareholder (Note B)....             --        16,470       50,000
  Proceeds from long term debt issued to shareholder (Note B)             --          --        453,500
  Proceeds from long term debt...............................             --          --        400,000
  Principal payments on long term debt.......................             --          --         (2,786)
  Capital contribution by president (Note B).................             --          --             93
                                                                       -------     -------    ---------
CASH PROVIDED BY FINANCING ACTIVITIES........................             --        16,470    1,316,662
                                                                       -------     -------    ---------

NET INCREASE (DECREASE) in cash and cash equivalents.........          (6,624)      8,138        2,526
Cash and cash equivalents at beginning of period.............           9,150       1,012          --
                                                                       -------     -------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $       2,526   $   9,150    $   2,526
                                                                =============   =========    =========


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.




                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)



                                                                                               April 28, 1988
                                                                                                (inception)
                                                                      Years Ended June 30,        through
                                                                      --------------------        June 30,
                                                                      1996           1995           1996
                                                                      ----           ----           ----
                                                                                                 (Unaudited)


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest ...................................................   $       --     $       --     $  77,274
    Income taxes ...............................................   $       --     $       --     $     --

NONCASH INVESTING AND FINANCING TRANSACTIONS:
    Exchange of property and equipment (Theme Park)
       for debt assumption and forgiveness with
       related party (Note B) ..................................   $       --     $       --     $ 832,191
    Assumption of long term debt by related party (Note B) .....   $       --     $       --     $(397,214)
    Forgiveness of long term debt, related party (Note B) ......   $       --     $       --     $(453,500)
    Increase in additional paid-in capital (surrender of shares)   $       --     $       --     $    (140)
    Common stock issued for services ...........................   $       --     $       --     $  63,137
    Common stock issued for shareholder debt (Note B) ..........   $       --     $       --     $  58,464
    Common stock issued for interest (Note B) ..................   $       --     $       --     $   1,093

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 April 28, 1988 (inception)through June 30, 1996
                                   (Unaudited)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                              Common Stock      Additional     During
                                                                             --------------      Paid-in    Development
                                                                         Shares    Par Value     Capital       Stage         Total
                                                                         ------    ---------     -------       -----         -----

Inception (April 28, 1988), shares issued for cash ..............     150,000,000 $   1,500   $   25,502    $     --     $   27,002
Net loss for the period .........................................             --        --           --           (96)          (96)
                                                                      -----------    ---------    --------       -----       -------
Balance June 30, 1988 ...........................................     150,000,000     1,500       25,502          (96)       26,906

July, 1988, shares issued for cash ..............................      50,000,000       500      499,500                    500,000
July, 1988, offering costs incurred .............................             --        --       (61,189)                   (61,189)
May, 1989, shares issued for services, at cost ..................         675,000         7        1,680                      1,687

Net loss for the year ...........................................             --        --           --        (9,127)       (9,127)
                                                                      -----------    ---------   ---------     -------      --------
Balance at June 30, 1989 ........................................     200,675,000     2,007      465,493       (9,223)      458,277

March 1990, shares issued for services, at cost .................      13,600,000       136       47,464                     47,600
June, 1990, shares exchanged for shareholder debt (Note B)  .....      54,500,000       545       57,919                     58,464

Net loss for the year ...........................................             --        --           --       (92,267)      (92,267)
                                                                      -----------    ---------   ---------   ---------      --------
Balance at June 30, 1990 ........................................     268,775,000     2,688      570,876     (101,490)      472,074

August, 1990, shares issued for services, at cost ...............       2,000,000        20        3,980          --          4,000
November, 1990, shares issued for services, at cost .............         500,000         5        1,745          --          1,750
December, 1990, shares issued for services, at cost .............         500,000         5        1,745          --          1,750
January, 1992, shares issued for services, at cost ..............       1,000,000        10        4,990          --          5,000
February, 1991, Shares issued for services, at cost .............         250,000         3        1,347          --          1,350
January, 1991, shares issued for interest, at cost (Note B) .....       2,000,000        19        1,074          --          1,093

Net loss for the year ...........................................             --        --           --      (585,048)     (585,048)
                                                                      -----------    ---------   ---------   ---------     ---------
Balance at June 30, 1991 ........................................     275,025,000     2,750      585,757     (686,538)      (98,031)

Capital contribution by president (Note B) ......................            --         --            93          --            93

Net income for the year .........................................            --         --           --       133,020       133,020
                                                                      -----------    ---------   ---------   ---------      --------
Balance at June 30, 1992 ........................................     275,025,000     2,750      585,850     (553,518)       35,082

October, 1992 redemption and cancellation of
  treasury shares (Note B) ......................................     (16,660,000)     (166)         115          --            (51)

Net loss for the year ...........................................             --        --           --       (12,120)      (12,120)
                                                                      -----------    ---------   ---------   ---------      --------
Balance at June 30, 1993 ........................................     258,365,000     2,584      585,965     (565,638)       22,911

Net loss for the year ...........................................             --        --           --        (7,056)       (7,056)
                                                                      -----------    ---------   ---------   ---------       -------
Balance at June 30, 1994 ........................................     258,365,000     2,584      585,965     (572,694)       15,855

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                            HAVENWOOD VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY, CONCLUDED
                April 28, 1988 (inception) through June 30, 1996
                                  (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                    Common Stock           Additional        During
                                    ------------             Paid-in      Development
                               Shares       Par  Value       Capital         Stage           Total
                           ------------    ------------    ------------  ------------   ------------

Net loss for the year ..            --           --             --          (10,470)        (10,470)
                             ----------       --------        --------       --------        -------
Balance at June 30, 1995    258,365,000        2,584        585,965        (583,164)          5,385

Net loss for the year ..            --           --             --           (8,672)         (8,672)
                             ----------       --------        --------       --------        -------
Balance at June 30, 1996    258,365,000 $      2,584   $    585,965    $   (591,836)   $     (3,287)
                           ------------   ------------    ------------    -----------      ---------

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                            HAVENWOOD VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   Summary of Significant Accounting Policies

                                  June 30, 1996


Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Havenwood Ventures, Inc. and its wholly-owned subsidiary, SST Productions, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Development stage company
-------------------------
The Company is in the development stage in accordance with SFAS No. 7 and was formed to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation.

Cash equivalents
----------------
For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Property and equipment
----------------------
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over an estimated life of seven years.

Net loss per share
------------------
Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission. Such rules require that any shares sold at a nominal value prior to a public offering, should be considered outstanding for all periods presented.

Reclassifications
-----------------
Certain reclassifications have been made in the June 30, 1995 financial statements to conform with the classifications used in the current year.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

Note A: Nature of organization

Havenwood Ventures, Inc. (the Company) was incorporated under the laws of Delaware on April 28, 1988. The principal activities from inception have been organizational matters and the sale and issuance of shares of its $.00001 par value common stock and preliminary development of a theme park, tentatively named "the Sedona Spirit Theater", which was disposed of during fiscal 1991. Currently, the Company is a "blind pool" and is seeking to acquire or merge with a privately owned company. The Company is in the development stage in accordance with SFAS No. 7.

Note B: Related party transactions

1996

The Company utilized office space on a rent-free basis from the president during all periods presented. The Company does not anticipate changing this arrangement until the Company's operations have commenced.

1995

During the year ended June 30, 1995, a shareholder repaid the Company $16,470 which was the final installment of a note dated January 27, 1992.

During the year ended June 30, 1995, $554 owed from an affiliate was forgiven. The $554 was classified as due from affiliate as of June 30, 1994.

1994

During the year ended June 30, 1994, the Company made payments of $500 (unaudited) and $54 (unaudited) on behalf of an affiliate for accounting fees and taxes, respectively. These payments are shown on the accompanying financial statements as due from affiliate.

1993

On October 22, 1992, the Company acquired 16,600,000 (unaudited) shares of its own stock and subsequently cancelled those shares. The effect of the transaction was an adjustment to common stock and additional paid-in capital.

On December 14, 1992, two stockholders surrendered 14,110,000 (unaudited) shares of the Company's common stock. The effect of this transaction was an adjustment to common stock and additional paid-in capital.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              Notes to Consolidated Financial Statements, Continued

                                  June 30, 1996

Note B: Related party transactions, continued

1992

Effective January 27, 1992, a shareholder cancelled a note in the amount of $453,500 (unaudited), assumed a mortgage in the amount of $397,214 (unaudited), paid cash of $50,000 (unaudited) and executed a note to the Company in the amount of $50,000 (unaudited), in exchange for three parcels of land. The transaction resulted in a $124,841 (unaudited) gain which is included in the accompanying financial statements as gain on disposal of Theme Park assets. The land was originally acquired by the Company for development of the Sedona Spirit Theater. As of June 30, 1992, the shareholder had advanced the Company $17,935 (unaudited) against the note.

During the year ended June 30, 1992, the president contributed $93 (unaudited) for no consideration. This amount is reflected as contributed capital in the accompanying financial statements.

1991

During the year ended June 30, 1991, a shareholder advanced the Company $231,500 (unaudited) in interim financing for the development of the Sedona Spirit Theater project pursuant to an agreement dated June 25, 1990. The note was guaranteed by the president and a director of the Company and was collateralized by land.

Effective February 5, 1990, the Company executed an agreement with an affiliate for the purpose of providing special effects in the proposed development of the Sedona Spirit Theater. The affiliate was advanced $12,000 (unaudited) during the year ended June 30, 1991.

On January 9, 1991, the Company issued 2,000,000 (unaudited) shares of its $.00001 par value common stock in lieu of accrued interest totalling $1,094 (unaudited) on a $50,000 (unaudited) note payable to a shareholder. This amount is reflected as shares issued for interest in the accompanying financial statements. The Company repaid the $50,000 (unaudited) note on March 26, 1991.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              Notes to Consolidated Financial Statements, Continued

                                  June 30, 1996

Note B: Related party transactions, concluded

1990

During the year ended June 30, 1990, a shareholder advanced the Company $222,000 (unaudited) for interim financing of the development of the Sedona Spirit Theater project pursuant to an agreement dated June 25, 1990. The note was guaranteed by the president and a director of the Company and was collateralized by land.

Effective February 5, 1990, the Company executed an agreement with an affiliate for the purpose of providing special effects in the proposed development of the Sedona Spirit Theater. The affiliate was advanced $10,000 (unaudited) during the year ended June 30, 1990. This amount was capitalized as start up costs as of June 30, 1990 and included in loss from operations for the year ended June 30, 1991.

1989

Effective January 29, 1990 and March 13, 1990, two shareholders exchanged debt totalling $58,464 (unaudited) for 2,000,000 (unaudited) and 52,500,000 (unaudited) shares, respectively of the Company's $.00001 par value common stock. This amount is reflected as shares exchanged for shareholder debt in the accompanying financial statements.

Note C: Property and equipment

As of June 30, 1996, major classes of property and equipment consisted of:

                                                                   June 30, 1996
                                                                   -------------
Equipment..........................................................     $ 1,414
Less accumulated depreciation......................................      (1,414)
                                                                     -----------
                                                                        $     -
                                                                         =======


Depreciation expense for the year ended June 30, 1996 totalled $68.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              Notes Consolidated to Financial Statements, Continued

                                  June 30, 1996

Note D: Theme Park

As of November 22, 1991, the Board of Directors approved a plan to terminate preliminary development of a theme park, tentatively named "the Sedona Spirit Theater", and on November 22, 1991, the Board of Directors approved the sale of three parcels of land to a shareholder in exchange for debt cancellation, debt assumption and a note, totalling $950,000 (unaudited). The land, located in Sedona, Arizona had been acquired for development of the theme park. The following results of operations of development of the Sedona Spirit Theater project are included in the loss on Theme Park development:

                                                 Inception
                                                     to
                           1996       1995       Disposition
                           ----       ----       -----------
                                                 (Unaudited)
Revenues..........    $         -  $         -      $87,376
Costs  and  expenses            -            -     (728,662)
Gain  on  debt
  restructuring...              -            -       28,581
                      ------------ ------------ ------------
                      $         -  $         -  $  (612,705)
                      ==========   ==========   ===========

Note E: Income taxes

At June 30, 1996, deferred taxes consisted of the following:


                                                          June 30,
                                                            1996
                                                          --------
           Deferred tax asset, net
             operating loss carryforward............... $   199,125
           Deferred tax liabilities....................           -
           Valuation allowance.........................    (199,125)
                                                        ------------
             Net deferred taxes........................ $         -
                                                        ============

The Company has available, as of June 30, 1996, unused Federal operating loss carryforwards of approximately $586,023 and State operating loss carryforwards, where the Company is still registered, of approximately $522,510 which expire through the years 2011 and 2011, respectively. The loss carryforward will not be available to the Company should its line of business or its ownership change substantially.

                            HAVENWOOD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              Notes Consolidated to Financial Statements, Concluded

                                  June 30, 1996

Note  F:  Loss  of  control

     If the Company is successful in its effort to merge with or acquire an existing privately held company, the majority of the control of the Company may rest with the former shareholders of the merged or acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.

Note G: Going  concern

     As of June 30, 1996, the Company had no operations. Management is evaluating a plan to raise working capital and search for and consummate a merger with or acquisition of, a private operating company. There is no assurance that a suitable candidate will be found. Various shareholders will inject cash into the Company as needed to pay for operating expenses. Management plans to continue this arrangement until such time as a merger or acquisition, if ever, is consummated.

ITEM 9. DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of the Registrant's directors and officers. The directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Officer/ Director

Name                     Age   Office                Since
----                     ---   ------                -----

Mark Leibovit            48    President and
                               Director              April 1988


Alice Leibovit           47    Secretary,
                               Treasurer
                               and Director          April 1988

Reed  Slatkin            48    Vice President,
                               and Director          June 1990

Mark and Alice Leibovit are husband and wife.

Mark Leibovit

Mark Leibovit is a technical stock market analyst and is caretaker/proprietor of his trademarked VOLUME REVERSAL. His newsletter, THE VOLUME REVERSAL SURVEY, written since 1979, was formally made available on a subscription basis late in 1984. Mr. Leibovit also provides his analysis intra-day on THE LEIBOVIT LINE, a 900 telephone hotline service.

In 1977, Mr. Leibovit became a member of both the Midwest Options Exchange and the Chicago Board Options Exchange serving as Market Maker. In 1979, he joined Freehling & Co. as Director of Research and in July 1986, he joined Rodman & Renshaw, Inc. as Technical Research Director, a position he held until December 1987. From 1987 until 1990 he served as a technical consultant to Rodman & Renshaw, Inc.

On June 23, 1994, Mark Leibovit resigned as Vice President and director of TRE Group, Inc. (formerly Talking Rings Entertainment, Inc.), a public company formed in 1988 to develop motion pictures for theatrical and television release.

Alice Leibovit

Alice Leibovit has acted as Secretary/Treasurer for Almarco Trading Corporation, the publisher of THE VOLUME REVERSAL SURVEY since 1979 and has been actively involved in the day to day management of the business in the capacity of office manager and maintains company books and records. Mrs. Leibovit holds a Bachelor of Arts with high honors from the University of Florida, Gainseville. Due to a serious illness, Mrs. Leibovit has taken a temporary leave of absence from the Company.

Reed Slatkin

Reed Slatkin, has been Vice-President of Finance and a director of Havenwood Ventures, Inc. since June 25, 1990 and has been an advisor since the founding of the Company. He also served as Vice-President of Finance for Talking Rings Entertainment, Inc. Mr. Slatkin has been a private investor and money manager for the past 13 years. He has been Executive Director of R. Slatkin & Associates where he has headed venture capital projects for more than 13 years. He holds a B.A. from the University of Michigan and did graduate work at the University of California, Berkeley. On June 23, 1994, Reed Slatkin resigned as Vice-President of Finance for TRE Group, Inc. (formerly Talking Rings Entertainment, Inc.) a public company formed in 1988 to develop motion pictures for theatrical and television release.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year ended June 30, 1996, no compensation was paid to any officer of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 1996 the number and percentage of shares of Common Stock of the Registrant, owned of record and beneficially by each officer and director of the Registrant any by any other person owning more than 5% of the Registrant's outstanding Common Stock, and by all officers and Directors.
                                                     Percent
                                                       of
Name                           Numbers                Class
Mark Leibovit,         96,738,899 Common Shares       37.4%
Alice Leibovit (1)
Reed Slatkin           71,362,566 Common Shares       27.6%

All directors and     168,101,465 Common Shares       65.0%
officers as a
group (3 persons)

(1) May be deemed to a parent and promoter as such terms are defined under the Securities Act of 1933. Addresses for the persons listed are P.O. Box 1451, Sedona, Arizona 86336. Mark and Alice Leibovit are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reed Slatkin ("Slatkin") acquired 52,500,000 shares as additional consideration under an Agreement dated June 25, 1990 (amended November 14, 1990) between Slatkin and Mark A. Leibovit, Arnold L. Leibovit, the Registrant, SST Productions, Inc. ("SST"), and Talking Rings Entertainment, Inc., a Delaware Corporation, pursuant to which Slatkin agreed to advance funds to the Registrant, from time to time, of up to $450,000 to be used for working capital purposes of SST including expenses incurred in connection with the proposed offering of limited partnership interests. The total advance came to $453,500. The offering of limited partnership interests expired on December 31, 1991. On May 26, 1992, Arnold Leibovit sold 34,375,132 shares owned by him in Havenwood Ventures, Inc. Half this amount or 17,187,566 shares was sold to Mark Leibovit, President of the Registrant and half these shares or 17,187,566 shares was sold to Reed Slatkin, Vice- President of the Registrant. The shares were acquired by Messrs. Slatkin and Leibovit for investment purposes. Arnold Leibovit still owns 5,291,535 shares of Havenwood Ventures, Inc. Mr. Slatkin currently owns 27.6% of all outstanding common shares. Mark Leibovit together with his wife, Alice, currently owns 37.4% of all outstanding common shares.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     The following financial statements are included in Part II, Item 8 as of June 30, 1996: Balance Sheet; for the two years ended June 30, 1996:
     Statements of Operations, Statements of Changes in Stockholder's Equity, Statements of Cash Flows and Notes to Financial Statements.

     2. Financial Statements Schedules:

     All schedules have been omitted because they are not applicable.

(b)  3. Exhibits:  None.

     Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on _____________________, 1996 on its behalf by the undersigned, thereto duly authorized.

                                        HAVENWOOD VENTURES, INC.



                                        By /s/ Mark Leibovit
                                           --------------------
                                           Mark Leibovit
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on _____________________, 1996.





                                           /s/ Mark Leibovit
                                           -----------------
                                           Mark Leibovit
                                           President and Director
                                           (Principal Executive Officer)

                                           /s/ Alice Leibovit
                                           ------------------
                                           Alice Leibovit
                                           Treasurer and Director
                                           (Principal Financial &
                                           Accounting Officer)

                                           /s/ Reed Slatkin
                                           ----------------
                                           Reed Slatkin
                                           Vice-President and Director