Form 10QSB
period 1996-09-30
HAVENWOOD VENTURES INC
filed 1997-06-10
CIK 833845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission file number 33-22097-NY

                            Havenwood Ventures, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                  11-2908692
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                          PO Box 1451, Sedona, AZ 86339
                    (Address of principal executive offices)

                                 (520) 282-1275
                          (Issuer's telephone number)

     ---------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 after
the  distribution of securities  under a plan confirmed by a court.    Yes ____
No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date:
         258,365,000 common shares outstanding as of November 3, 1996.

                      The document is comprised of 8 pages.

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                                      Index

Part I                                                           Page

     Item 1. Financial Statements

                  Condensed balance sheet as of
                    September 30, 1996..........................   2

                  Condensed statements of operations,
                    three months ended September 30, 1996
                    and 1995 and April 28, 1988 through
                    September 30, 1996..........................   3

                  Condensed statements of cash flows,
                    three months ended September 30, 1996 and
                    1995 and April 28, 1988 through September
                    30, 1996....................................   4

                  Notes to condensed financial
                    statements..................................   5

     Item 2. Management's discussion and analysis or
                    plan of operation...........................   6



Part II
                  Other information.............................   7


                  Item 1. Legal Proceedings
                  Item 2. Changes in Securities
                  Item 3. Defaults Upon Senior Securities
                  Item 4. Submission of Matters to a Vote
                            of Security Holders
                  Item 5. Other Information
                  Item 6. Exhibits and Reports on Form 8-K


                  Signatures....................................   8

Part I.  Item 1.  Financial Statements

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)
                             Condensed Balance Sheet


                                     ASSETS



                                                        September 30,
                                                            1996
                                                         -----------
ASSETS
  Cash............................................... $      2,191
                                                      ============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable................................... $      4,578
                                                      ------------
                                    TOTAL LIABILITIES        4,578
                                                      ------------

SHAREHOLDERS' DEFICIT
  Common stock.......................................        2,584
  Other shareholders' deficit........................       (4,971)
                                                      ------------

                          TOTAL SHAREHOLDERS' DEFICIT       (2,387)
                                                      ------------


                                                      $      2,191
                                                      ============








             See accompany notes to financial statements
                                 -2-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)
                       Condensed Statements of Operations



                                                                                                       April 28, 1988
                                                                                                        (Inception)
                                                                                Three Months Ended        through
                                                                                   September 30,        September 30,
                                                                                 1996          1995          1996
                                                                                 ----          ----          ----

Selling, general and administrative expenses.............................. $      300    $     5,084    $  146,153
Loss on development of Theme Park.........................................          -          -           612,705
                                                                            ----------    -----------   -----------
                                                            OPERATING LOSS       (300)        (5,084)     (758,858)

Non operating income
  Gain on disposal of Theme Park assets...................................          -          -           124,841
  Other...................................................................          -          -            43,081
                                                                            ----------    -----------   -----------

                                                                NET LOSS  $      (300)    $   (5,084)   $ (590,936)
                                                                           ===========    ===========   ===========


Weighted average shares outstanding......................................  258,365,000    258,365,000   233,350,817
                                                                           ===========    ===========   ===========


Net loss per share........................................................ $     *        $       *     $       *
                                                                           ===========    ===========   ===========

*  Less than $.01






















                 See accompanying notes to financial statements
                                       -3-

                            Havenwood Ventures, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                                      April 28, 1988
                                                                                                       (Inception)
                                                                              Three months ended         through
                                                                                 September 30,           Sept 30,
                                                                                1996       1995            1996
                                                                                ----       ----            ----

OPERATING ACTIVITIES
  Net cash (used in) in operating activities.................................$     (335)  $  (5,164)  $  (463,660)
                                                                              ---------   ---------   -----------

INVESTING ACTIVITIES
  Acquisition of land, property and equipment................................         -          -      (845,140)
  Organization costs incurred................................................         -          -        (5,671)
                                                                              ---------   ---------   -----------
    Net cash (used in) investing activities..................................         -          -      (850,811)

                                                                              ---------   ---------   -----------
FINANCING ACTIVITIES
  Net proceeds from issuance of common stock.................................         -          -       527,095
  Purchase of treasury stock; subsequently cancelled.........................         -          -           (51)
  Offering costs incurred....................................................         -          -       (61,189)
  Proceeds on loan from shareholder..........................................         -          -        50,000
  Principal payment on loan from shareholder.................................         -          -       (50,000)
  Proceeds from debt issued to shareholder...................................         -          -       453,500
  Proceeds from long-term debt issuance......................................         -          -       400,000
  Issuance of loan to shareholder............................................         -          -       (50,000)
  Proceeds from repayment of shareholder loan................................         -          -        50,000
  Principal payments on long-term debt.......................................         -          -        (2,786)
  Capital contribution by president..........................................         -          -            93
                                                                              ---------   ---------   -----------
    Net cash provided by financing activities................................         -          -      1,316,662
                                                                              ==========  =========   ===========
Net increase (decrease) in cash and cash equivalents.........................       (335)    (5,164)        2,191
Cash and cash equivalents at beginning of period.............................      2,526      9,150             -
                                                                              ---------   ---------   -----------
Cash and cash equivalents at end of period................................... $    2,191  $   3,986   $     2,191
                                                                              ==========  =========   ===========

Supplementary  disclosure of cash flow information:
Cash paid during the period for:
    Interest................................................................. $        -  $       -   $    77,274
    Income taxes............................................................. $        -  $       -   $         -

Noncash transactions:
  Exchange of property and equipment (Theme Park) for debt assumption
    and forgiveness with related party....................................... $        -  $       -   $   832,191
  Assumption of long-term debt by related party.............................. $        -  $       -   $  (397,214)
  Forgiveness of long-term debt by related party............................. $        -  $       -   $  (453,500)
  Increase in additional paid-in capital (surrender of shares)............... $        -  $       -   $      (140)
  Common stock issued for services........................................... $        -  $       -   $    63,137
  Common stock issued for shareholder debt................................... $        -  $       -   $    58,464
  Common stock issued for interest........................................... $        -  $       -   $     1,093


                 See accompanying notes to financial statements
                                       -4-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)
                     Notes to Condensed Financial Statements

                               September 30, 1996

Note A:   Basis of presentation
          The financial statements presented herein include the accounts of Havenwood Ventures, Inc. and its wholly-owned subsidiary, SST Productions, Inc. Intercompany balances and transactions have been eliminated in consolidation.

          The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1996 and should be read in conjunction with the notes thereto.

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.

          Interim financial data presented herein are unaudited.

Note B:   Related party transactions
          The  Company  utilizes  office  space on a  rent-free  basis  from its
          President.   The  Company   anticipates   the   continuation  of  this
          arrangement until the Company's operations have commenced.

Note C:   Reclassifications
          Certain reclassifications have been made in the September 30, 1995 financial statements to conform with the classifications used in the current year.

Part I. Item 2.  Plan of Operation

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

The plan of the Company's management, for the next 12 months, is for the Company to continue to search for a privately held company with which it could consummate a merger or acquisition. The Company does not anticipate any purchases of equipment nor any changes in the number of employees in the next 12 months.

Financial condition
No material changes to the Company's financial condition occurred during the quarter to which this Quarterly Report is filed. The Company continued to seek a merger candidate although no target company was identified during the most recent quarter.

Results of  operations
No operations were conducted during the most recent quarter. Expenses consisted of bank charges, taxes, accounting fees, transfer agent costs, and filing fees.

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

Part II.  Other Information

Item 1.  Legal Proceedings

         not applicable

Item 2.  Changes In Securities

         not applicable

Item 3.  Defaults Upon Senior Securities

         not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

         not applicable

Item 5.  Other Information

         not applicable

Item 6.  Exhibits And Reports On Form 8-K

         a) Exhibits

            not applicable

         b) Reports On Form 8-K

            not applicable

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1996 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Havenwood Ventures, Inc.
                                      (Registrant)




Date:  .................              ..............................

                                      Mark Leibovit
                                      President