Form 10QSB
period 1996-12-31
HAVENWOOD VENTURES INC
filed 1997-06-10
CIK 833845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  December 31, 1996
                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission file number 33-22097-NY

                            Havenwood Ventures, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                     11-2908692
    ---------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                          PO Box 1451, Sedona, AZ 86339
                    (Address of principal executive offices)

                                 (520) 282-1275
              (Registrant's telephone number, including area code)

   ---------------------------------------------------------------------
                     (Former name, former address and former
                     fiscal year if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X _ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          258,365,000 common sharesoutstanding as of February 9, 1997
                     The document is comprised of 8 pages.

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                                      Index

Part I                                                           Page
        Item 1.   Financial Information

                  Condensed balance sheet as of
                    December 31, 1996...........................   2

                  Condensed statements of operations,
                    three and six months ended December 31,
                    1996 and 1995 and April 28, 1988 through
                    December 31, 1996...........................   3

                  Condensed statements of cash flows,
                    six months ended December 1996 and 1995
                    and April 28, 1988 through
                    December 31, 1996...........................   4

                   Notes to condensed financial
                    statements..................................   5

        Item 2.   Management's discussion and analysis or
                    plan of operation...........................   6

Part II
                  Other information.............................   7


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

Part I.  Item 1.  Financial information

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                             Condensed Balance Sheet


                                     ASSETS



                                                        December 31,
                                                           1996
                                                       -------------
ASSETS
  Cash................................................ $      1,004
                                                       ============





                LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable.................................... $      3,668
                                                       ------------
                                     TOTAL LIABILITIES        3,668
                                                       ============

SHAREHOLDERS' DEFICIT
  Common stock........................................        2,584
  Other shareholders' deficit.........................       (5,248)
                                                       ------------
                           TOTAL SHAREHOLDERS' DEFICIT       (2,664)
                                                       ------------
                                                       $      1,004
                                                       ============



















                  See accompany notes to financial statements.
                                       -2-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                       Condensed Statements of Operations


                                                                                                        April 28, 1988
                                                                                                         (Inception)
                                                        Three months ended        Six months ended         through
                                                          December 31,               December 31,         December 31,
                                                       1996           1995       1996          1995          1996
                                                       ----           ----       ----           ----         ----

Selling, general and administrative expenses...... $       277 $      1,745  $       577   $     6,829   $   146,430
Loss on development of Theme Park.................           -            -            -             -       612,705
                                                    ----------  ------------ ------------  ------------ ------------
                                    OPERATING LOSS        (277)      (1,745)        (577)      (6,829)     (759,135)

Non operating income
  Gain on disposal of Theme Park assets...........           -            -             -            -       124,841
  Other...........................................           -            -             -            -        43,081
                                                     ---------  ------------   -----------  -----------  -----------

                                          NET LOSS $      (277) $    (1,745)  $      (577) $    (6,829)  $  (591,213)
                                                    ===========  ===========   ===========  ===========   ===========

Weighted average shares outstanding...............  258,365,000  258,365,000   258,365,000  258,365,000   234,072,380
                                                    ===========  ===========   ===========  ===========   ===========


Net (loss) per share.............................. $     *      $     *       $      *     $      *      $      *
                                                   ============  ===========   =========== ============   ===========


*Less than $.01






















                 See accompanying notes to financial statements.
                                       -3-

                            Havenwood Ventures, Inc.
                        (A Development Stage Enterprise)

                       Condensed Statements of Cash Flows


                                                                                                      April 28, 1988
                                                                                                       (Inception)
                                                                                Six months ended         through
                                                                                  December 31,         December 31,
                                                                                  1996   1995              1996
                                                                                  ----   ----              ----
OPERATING ACTIVITIES
  Net cash (used in) operating activities.....................................$   (1,522) $ (6,436)    $ (464,847)
                                                                              -----------  --------     ----------

INVESTING ACTIVITIES
  Acquisition of land, property and equipment ................................         -         -       (845,140)
  Organization costs incurred.................................................         -         -         (5,671)
                                                                              -----------  --------     ----------
  Net cash (used in) investing activities.....................................         -         -       (850,811)
                                                                              -----------  --------     ----------

FINANCING ACTIVITIES
  Net proceeds from issuance of common stock..................................         -         -        527,095
  Acquisition of treasury shares; subsequently cancelled......................         -         -            (51)
  Offering costs incurred.....................................................         -         -        (61,189)
  Debt issued to stockholder..................................................         -         -        453,500
  Long term debt issuance.....................................................         -         -        400,000
  Loan to shareholder, net of repayment.......................................         -         -              -
  Principal payments on long-term debt........................................         -         -         (2,786)
  Capital contribution by president...........................................         -         -             93
                                                                               -----------  --------     ----------
  Net cash provided by financing activities...................................         -         -       1,316,662
                                                                               -----------  --------     ----------

Net increase (decrease) in cash and cash equivalents..........................     (1,522)   (6,436)         1,004
Cash and cash equivalents at beginning of period..............................      2,526      ,150              -
                                                                               -----------  --------     ----------
Cash and cash equivalents at end of period ...................................$     1,004   $   2,714    $   1,004
                                                                              ===========   =========    =========



Supplementary  disclosure of cash flow information:
Cash paid during the period for:
    Interest.................................................................. $         -  $      -    $   77,274
    Income taxes.............................................................. $         -  $      -    $        -

Noncash transactions:
  Exchange of property and equipment (Theme Park) for debt assumption
    and forgiveness with related party........................................ $         -  $      -    $  832,191
  Assumption of long-term debt by related party............................... $         -  $      -    $ (397,214)
  Forgiveness of long-term debt by related party.............................. $         -  $      -    $ (453,500)
  Increase in additional paid-in capital (surrender of shares)................ $         -  $      -    $     (140)
  Common stock issued for services............................................ $         -  $      -    $   63,137
  Common stock issued for shareholder debt.................................... $         -  $      -    $   58,464
  Common stock issued for interest............................................ $         -  $      -    $    1,093



                 See accompanying notes to financial statements.
                                       -4-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                                December 31, 1996

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

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of operating results for the interim periods presented have been made.

          Interim financial data presented herein are unaudited.

Note B:   Related  party  transactions

          The  Company  utilizes  office  space on a  rent-free  basis  from its
          President.   The  Company   anticipates   the   continuation  of  this
          arrangement until the Company's operations have commenced.

Note C:   Reclassifications
          Certain reclassifications have been made in the December 31, 1995 financial statements to conform with the classifications used in the current year.

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

Results of operations
No operations were conducted during the most recent quarter. Expenses consisted of accounting fees, bank charges and filing fees.

Part II.  Other Information

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

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

Item 3.  Defaults Upon Senior Securities
         not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders not applicable

Item 5.  Other Information
         not applicable

Item 6.  Exhibits And Reports On Form 8-K
         a) Exhibits
            not applicable
         b) Reports On Form 8-K
            not applicable

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended December 31, 1996 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Havenwood Ventures, Inc.
                                      (Registrant)




Date:
      ------------------              ------------------------------
                                      Mark Leibovit
                                      President