Form 10QSB
period 1997-03-31
HAVENWOOD VENTURES INC
filed 1997-06-10
CIK 833845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1997
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ___

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 258,365,000 common shares outstanding as of May 12, 1997.

                     The document is comprised of 8 pages.

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                                      Index


Part I  Item 1. Financial Information                            Page

                Condensed balance sheet as of
                  March 31, 1997 ...............................   2

                Condensed statements of operations,
                  three and nine months ended March 31,
                  1997 and 1996 and April 28, 1988
                  through March 31, 1997 .......................   3

                Condensed  statements of cash flows,
                  nine months ended March 31,
                  1997 and 1996 and April 28, 1988
                  through March 31, 1997 .......................   4

                Notes to condensed financial
                  statements ...................................   5

        Item 2. Management's discussion and analysis or
                  plan of operation ............................   7

Part II         Other information ..............................   8

                Item 1. Legal Proceedings
                Item 2. Changes In Securities
                Item 3. Defaults Upon Senior Securities
                Item 4. Submission Of Matters To A Vote
                          Of Security Holders
                Item 5. Other Information
                Item 6. Exhibits and Reports On Form 8-K

                Signatures .....................................   9

Part I.  Item 1.  Financial information

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                             Condensed Balance Sheet

                                     ASSETS

                                                          March 31,
                                                            1997
                                                          --------
ASSETS
  Cash................................................. $     1,358
                                                        ===========




                LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable ....................................         138
                                                       ------------
                                      TOTAL LIABILITIES         138
                                                       ------------

SHAREHOLDERS' DEFICIT
  Common stock ........................................       2,584
  Other shareholders' deficit .........................      (1,364)
                                                        ------------
                            TOTAL SHAREHOLDERS' DEFICIT       1,220
                                                        ------------

                                                        $     1,358
                                                        ===========























                  See accompany notes to financial statements.
                                       -2-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                       Condensed Statements of Operations

                                                                                                        April 28, 1988
                                                                                                          (Inception)
                                                        Three Months Ended         Nine Months Ended        Through
                                                             March 31,                 March 31,           March 31,
                                                         1997         1996         1997        1996          1997
                                                         ----         ----         ----        ----          ----

Selling, general and administrative expenses .... $     3,784  $     1,326    $     4,361  $     8,155   $   150,214
Loss on development of Theme Park ...............           -            -              -            -       612,705
                                                    ---------    ---------     ----------   ----------      --------
                                   OPERATING LOSS      (3,784)      (1,326)        (4,361)      (8,155)     (762,919)

Non operating income
  Gain on disposal of Theme Park ................           -            -              -            -       124,841
  Other.........................................        2,168            -          2,168            -        45,249
                                                     ---------   ----------     ----------   ----------      --------

                                         NET LOSS $    (1,616) $    (1,326)   $    (2,193) $    (8,155)  $  (592,829)
                                                    ==========   ==========    ===========   ==========    ==========

Weighted average shares outstanding .............  258,365,000  258,365,000    258,365,000  258,365,000   234,753,482
                                                  ============  ===========    ===========  ===========   ===========

Net (loss) per share ............................ $       *    $       *      $       *    $       *     $       *
                                                  ============  ===========    ===========  ===========   ===========


*  Less than $.01






















                 See accompanying notes to financial statements.
                                       -3-

                            Havenwood Ventures, Inc.
                        (A Development Stage Enterprise)

                       Condensed Statements of Cash Flows


                                                                                                   April 28, 1988
                                                                                                     (Inception)
                                                                                Nine months ended      through
                                                                                     March 31,         March 31,
                                                                                     ---------        ---------
                                                                                  1997      1996         1997
                                                                                  ----      ----         ----

OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities ........................$ (6,668)  $ (6,544)  $  469,993)
                                                                              --------   --------   ----------

INVESTING ACTIVITIES
  Acquisition of land, property and equipment ................................       -          -     (845,140)
  Organization costs incurred ................................................       -          -       (5,671)
                                                                               --------   --------   ----------
    Net cash provided by investing activities ................................       -          -     (850,811)
                                                                               --------   --------   ----------

FINANCING ACTIVITIES
  Net proceeds from issuance of common stock .................................       -          -      527,095
  Purchase of treasury stock; subsequently cancelled .........................       -          -          (51)
  Offering costs incurred ....................................................       -          -      (61,189)
  Debt issued to stockholder .................................................       -          -      453,500
  Long term debt issuance ....................................................       -          -      400,000
  Loan to shareholder, net of repayment ......................................       -          -            -
  Principal payments on long-term debt .......................................       -          -       (2,786)
  Capital contribution by president ..........................................   5,500          -        5,593
                                                                               --------   --------   ----------
    Net cash provided by (used in) financing activities ......................   5,500          -    1,322,162
                                                                               --------   --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................  (1,168)    (6,544)       1,358
Cash and cash equivalents at beginning of period .............................   2,526      9,150            -
                                                                               --------   --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................... $ 1,358   $  2,606   $    1,358
                                                                               =======   ========   ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ................................................................. $     -   $      -   $   77,274
    Income taxes ............................................................. $     -   $      -   $        -

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Exchange of property and equipment (Theme Park) for debt assumption
    and forgiveness with related party ....................................... $     -   $      -   $  832,191
  Assumption of long-term debt by related party .............................. $     -   $      -   $ (397,214)
  Forgiveness of long-term debt by related party ............................. $     -   $      -   $ (453,500)
  Increase in additional paid-in capital (surrender of shares) ............... $     -   $      -   $     (140)
  Common stock issued for services ........................................... $     -   $      -   $   63,137
  Common stock issued for shareholder debt ................................... $     -   $      -   $   58,464
  Common stock issued for interest ........................................... $     -   $      -   $    1,093



                 See accompanying notes to financial statements.
                                       -4-

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                                 March 31, 1997

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

          On March 17, 1997,  an officer of the Company  provided  $5,500 to the
          Company   for  working   capital.   The  $5,500  is  included  in  the
          accompanying financial statements as additional paid-in capital.

Note C:   Reclassifications

          Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the classifications used in the current year.

                            Havenwood Ventures, Inc.
                        (a Development Stage Enterprise)

               Notes to Condensed Financial Statements, Concluded

                                 March 31, 1997

Note D:   Proposed  merger
          The Company entered into a letter of intent, dated February 18, 1997, with US Liquids, Inc., a privately held Delaware corporation. Under the terms of the letter of intent the Company will acquire, in a reverse merger, US Liquids, Inc., subject to certain terms and conditions. Prior to closing of the merger, the Company must enact a 1 for 5,000 reverse split of its common stock. At closing, each share of US Liquids, Inc.'s common stock will be converted to one-half share of the Company's common stock on a post-split basis. Completion of the merger is subject to the approval of the Company's common stock for listing on the American Stock Exchange, NASDAQ National Market System, or the NASDAQ Small Cap Market. Upon completion of the transaction, approximately 99 percent of the shares of the Company's common stock will be held by the shareholders of US Liquids, Inc. The transaction will be accounted for as a recapitalization of US Liquids, Inc., with US Liquids, Inc. the surviving company. Costs of the proposed merger will be borne by US Liquids, Inc. In the letter of intent, the Company authorized US Liquids, Inc. to negotiate, on behalf of the Company, the terms and conditions upon which the Company will acquire all of the capital stock or assets of certain other operating companies or any other entity which US Liquids, Inc. deems appropriate for acquisition.

          Subsequent to the period covered by this Quarterly Report, in April, 1997, negotiations on the merger between the Company and US Liquids, Inc. were terminated.

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

Financial condition
During the three months ended March 31, 1997, the Company entered into a letter of intent to acquire a privately held corporation in a reverse merger. Negotiations on the merger were subsequently terminated. No other material changes to the Company's financial condition occurred during the quarter to which this Quarterly Report is filed.

Results of operations
No operations were conducted during the most recent quarter. Expenses, since year end and in the current quarter, consisted of bank charges, filing fees, legal and accounting fees, transfer agent costs and franchise taxes.

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

Item 3. Defaults Upon Senior Securities
        not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders not applicable

Item 5. Other Information
        not applicable

Item 6. Exhibits and Reports On Form 8-K
        a) Exhibits
           not applicable
        b) Reports On Form 8-K
           not applicable

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended March 31, 1997 have been included.

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