Form 10KSB
period 1997-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1997-09-29
CIK 833845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended June 30, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                       Commission file number 33-22097-NY

                                 BOOTS & COOTS
                        INTERNATIONAL WELL CONTROL, INC.
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                11-2908692
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

       5151 SAN FELIPE, SUITE 450                          77056
            HOUSTON, TEXAS                               (Zip Code)
(Address of Principal Executive Offices)

                                  713-621-7911
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

                                                Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    -------------------

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    -----.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .
                                     ---

     State issuer's revenues for its most recent fiscal year: $       0
                                                               -----------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on September 26, 1997, based on the average of the bid and asked prices on that date was $86,007,497.

     The number of shares of the issuer's common stock outstanding on September 26, 1997 was 24,150,074.

                                  FORM 10-KSB

                                 ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
P A R T I...................................................................................   1
     Item 1.   Description of Business......................................................   1
     Item 2.   Description of Property......................................................   6
     Item 3.   Legal Proceedings............................................................   6
     Item 4.   Submission of Matters to a Vote of Security-Holders..........................   6

PART II.....................................................................................   7
     Item 5.   Market for Common Equity and Related Stockholder Matters.....................   7
     Item 6.   Management's Discussion and Analysis or Plan of Operation....................   7
     Item 7.   Financial Statements.........................................................   7
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...................................................................   7

PART III....................................................................................   8
     Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act............................................   8
     Item 10.  Executive Compensation.......................................................  11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management...............  11
     Item 12   Certain Relationships and Related Transactions...............................  12
     Item 13.  Exhibits List and Reports on Form 8-K........................................  12

                                  P A R T   I


ITEM 1.   DESCRIPTION OF BUSINESS

     GENERAL. Boots & Coots International Well Control, Inc. ("BCI"), was incorporated in Delaware in April 1988 as Havenwood Ventures, Inc. BCI was originally formed to serve as a blind pool investment fund, and in July 1988 BCI raised $499,500 in an initial public offering of its common stock. After completing its initial public offering, BCI elected to use its available resources to develop a theme attraction in Sedona, Arizona. During the fiscal year ended June 30, 1992, BCI elected to discontinue development of the attraction as a result of its inability to attract financing for further development of the project. BCI thereafter divested itself of the project and was left with no material assets or liabilities and no ongoing business activities. BCI remained inactive until it acquired IWC Services, Inc., a Texas corporation ("IWC Services"), on July 29, 1997. BCI acquired IWC Services in a transaction structured as a "reverse triangular merger" (the "Merger") between Havenwood Acquisition Corporation, a Texas corporation ("Newco"), which was a wholly owned subsidiary of the Company formed for the sole purpose of consummating the Merger, and IWC Services. In furtherance of the Merger, the Company effected a "reverse split" of its common stock in the ratio of one new share for every 135 shares held by a stockholder of the Company; provided, however, that no single stockholder's ownership was reduced to fewer than 100 shares. Immediately prior to the Merger, the principal stockholders of the Company surrendered a total of 740,740 shares of common stock to the Company for cancellation. As a result of the Merger, the Company issued to the former stockholders, warrantholders and optionholders of IWC Services 15,502,000 shares of common stock of the Company (approximately 93% of the then issued and outstanding common stock); (ii) warrants to up to $3,000,000 of the Company's common stock; and (iii) options to purchase 1,955,000 shares of the Company's Common Stock at a price of $0.43 per share and IWC Services became a wholly-owned subsidiary of the Company. BCI serves as a holding company for IWC Services, its wholly owned subsidiary. On July 31, 1997, IWC Services acquired all the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and all the issued and outstanding stock of Boots & Coots de Venezuela, S.A., and Boots & Coots Overseas, Ltd. and changed its name to "Boots & Coots International Well Control". For more information regarding the acquisition of IWC Services by BCI and IWC Services acquisition of the assets of Boots & Coots, L.P., see the Form 8-K of the Company filed with the Securities and Exchange Commission (the "SEC") on August 13, 1997.

     This report discusses the business of the Company as constituted subsequent to the fiscal year end and must be read in conjunction with the financial statements contained in the Form 8-K of the Company filed with the SEC on August 13, 1997. Financial statements included herein as of June 30, 1997 and for the two years then ended are based on the historical operations of Havenwood Ventures, Inc.

     IWC Services is a global-response well control service company that specializes in oil field emergencies, including blowouts and well fires. In addition, IWC Services provides snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company who resigned their positions after Mr. Adair retired and sold the company. IWC Services conducts its current operations through five subsidiaries and one strategic alliance. IWC Services' wholly-owned subsidiaries are Hell Fighters, Inc., a Texas Corporation, Boots & Coots Overseas, Ltd., a British Virgin Islands Corporation, International Well Control Services, Ltd., a Cayman Islands Corporation, and Boots & Coots de Venezuela, S.A., a Venezuela Corporation. IWC de Venezuela, C.A., a Venezuelan corporation is a majority-owned (90%) subsidiary of International Well Control Services, Ltd. For convenience of reference, BCI and its subsidiaries are collectively referred to herein as the "Company."

     SERVICES PROVIDED BY THE COMPANY

     The Company is a global-response oil field services company that specializes in responding to and controlling oil field emergencies, including blowouts and well fires. In addition, the Company provides snubbing and other non-critical services for the oil service sector. The Company's staff of well control specialists has a combined total of over 220 years' experience in oil well firefighting and an excellent safety record. Throughout their careers, these professionals have worked in virtually every major oil producing region in the world and controlled more than 4,000 oil well fires, including the 1963 Devil's Cigarette Lighter fire, the 1988 Piper-Alpha Platform disaster and the 1991 Burgan Field fires that were started by Iraqi troops during their retreat from Kuwait during the Gulf War. The Company's principal services lines include:

     Well Control. This service line is divided into two distinct service levels: (1) "Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. (2) "Non-critical Event" response, on the other hand, is intended for the more common operating problems that do not involve escaping hydrocarbons.

     Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in revenues to the Company well in excess of $5 million in the year of the incident.

     Non-critical Events. Non-critical Events frequently occur in connection with the drilling of new wells into high pressure reservoirs. In most Non-critical Events, the blowout preventers and other safety systems on the drilling rig function according to design and the Company is then called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While Non-critical Events do not ordinarily have the revenue impact of a Critical Event, they are much more common and predictable.

     Equipment Rentals. This service line includes the rental of specialty well control and firefighting equipment by the Company primarily for use in conjunction with Critical Events. Such equipment includes, but is not limited to, firefighting pumps, pipe-racks, Athey Wagons, pipe cutters, crimping tools, and deluge safety systems. The Company charges this equipment out on a per diem basis. Past experience indicates that rentals can be expected to average approximately 40% of revenues associated with a Critical Event.

     Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Fire Station (as defined below) that the Company recently established in the North Slope of Alaska. In connection with the establishment of this Fire Station, the original sale included approximately $485,000 in equipment. In addition, the Company has entered into a long-term agreement to provide ongoing consulting services including education, contingency planning, safety inspections and emergency response drills.

     Consulting; Drilling Engineering. The Company has the ability to provide through its highly-specialized in-house engineering staff, supplemented if necessary by outside engineering consultants and the Halliburton Energy Services division (se the "Halliburton Alliance" below), engineering services for such areas as: (1) planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations),
(2) planning and design of production facilities which are susceptible to well capping or other control procedures; and, (3) mechanical and computer aided designs for well control equipment.

     Consulting; Inspections. A cornerstone of the Company's strategy of providing preventive well control services involves on-site inspection services for drilling and workover rigs, drilling and production platforms, and field production facilities. Since these inspection services will be offered as a standard option in Halliburton's field service programs, the Company anticipates that inspection services will become an important source of revenue.

     Consulting; Training. The Company provides specialized training in well control procedures for drilling, exploration and production personnel. To date such training programs have been provided for both U.S. and international operators. Since the Company's training services will be offered in conjunction with ongoing educational programs sponsored by Halliburton, the Company believes the training segment of its business offers considerable potential for growth.

     Strategic Event Planning (S.T.E.P.). A key element of the services offered by the Halliburton Alliance is a strategic and tactical planning process addressing action steps, resources and equipment necessary for an operator to control a blowout. This planning process incorporates organizational structures, action plans, specifications, people and equipment mobilization plans with engineering details for well firefighting, capping, relief well and kill operations. It also addresses optimal recovery of well production status, insurance recovery, public information and relations and safety/environmental issues. While the S.T.E.P. program includes a standardized package of services, it is easily modified to suit the particular needs of a specific client.

     Regional Fire Stations. The Company, in conjunction with Halliburton, plans to pre-position in selected geographic locations throughout the world complete complements of specialty firefighting equipment and ancillary tools and equipment ("Fire Stations"). The equipment for these proposed Fire Stations will either be purchased by the Company for its own account, using cash flow, if any, from operations, or purchased by a consortium of local producers who will then contract with the Company for maintenance and consulting services. The Company plans to deploy at least one Fire Station per year over the next five years. It is believed these Fire Stations, once established, will place the Halliburton Alliance in an unique competitive position within the industry and allow the alliance to gain market share by reducing the mobilization time and costs traditionally involved in controlling major blowout events.

   HALLIBURTON ALLIANCE

   In response to ongoing changes in the emergency response segment of the oil field service industry, the Company entered into a global strategic alliance with Halliburton in October 1995. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALL"/SM/, draws on the expertise and abilities of both companies and offers a total well control solution for oil and gas producers worldwide. WELLCALL/SM/ provides a complete range of well control services including blowout control, snubbing services, pumping services, debris removal, firefighting, relief well planning, pre-event troubleshooting, contingency planning, and other specialized services. The specific benefits that WELLCALL/SM/ provides to an operator include:

   . Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week.

   . A full-time team of experienced well control specialists that are dedicated to safety.

   .  Specialized equipment design, rental, and sales.

   . Contingency planning consultation where WELLCALL/SM/ specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan.

   . A single-point contact to activate a coordinated total response to well control needs.

   Operators contracting with WELLCALL/SM/ receive a Strategic Event Plan, or S.T.E.P., a comprehensive contingency plan for well control that is region-specific, reservoir-specific, site-specific and well-specific. The S.T.E.P. plan provides the operator with a written, comprehensive and coordinated action plan that incorporates historical data, pre-planned call outs of Company and Halliburton personnel, pre-planned call outs of necessary equipment and logistical support to minimize response time and coordinate the entire well control effort. Thereafter, in the event of a blowout, WELLCALL/SM/ provides the worldwide engineering and well control equipment capabilities of Halliburton and the firefighting expertise of the Company through an integrated contract with the operator.

   As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use to certain firefighting technologies developed by Halliburton. It is presently expected that most of the Company's Fire Stations will be established at existing Halliburton facilities and that maintenance of the Fire Station equipment will be performed by Halliburton employees. The Halliburton Alliance also gives the Company access to Halliburton's global communications and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

   Consistent with the Halliburton Alliance, the Company's focus has evolved to meet its clients' needs in a global theater of operations. With the increased emphasis by operators on operating efficiencies and outsourcing many engineering services, the Company has developed a proactive menu of services to meet today's needs. These services emphasize pre-event planning and training to minimize the likelihood of a blowout and minimize damages in the event of an actual blowout. The Company provides comprehensive advance training, readiness, preparation, inspections and mobilization drills which allow client companies to pursue every possible preventive measure and to react in the most cohesive manner possible when an event occurs. The Halliburton Alliance stresses the importance of safety, environmental protection and cost control, along with asset protection and liability minimization.

   BUSINESS STRATEGY

   Over the next few years, the Company intends to expand its operations and build upon its demonstrated strengths while increasing revenues from consulting services and Non-critical Event activities. Recognizing that the well control services business is a finite market whose upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis to establish a stable revenue base. The Company intends to accomplish its objectives by promoting the Halliburton Alliance, integrating the business of Boots & Coots with the business of IWC Services, increasing the geographical scope of its education programs, capitalizing on the industry reputation of the Company's key firefighting personnel and establishing additional Company-owned Fire Stations at locations outside the United States. Like the Company owned Fire Stations in Houston, Texas, and Duncan, Oklahoma, the industry supported Fire Stations on the North Slope of Alaska and the Fire Station in Anaco, Venezuela, the proposed Company-owned Fire Stations would include the equipment required to respond to a blowout or fire. Using its education programs, its Fire Stations and the Halliburton Alliance as a foundation, the Company then plans to offer a broader range of services to oil and gas producers worldwide, thereby increasing both its market share and the absolute size of the market.

   Due to the fragmented nature of the oil field services industry, the Company believes a number of attractive acquisition opportunities exist in the pressure control, emergency response and environmental services segments of the business. The oil field services business in general, and the emergency response and environmental remediation segments in particular, are characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets. The Company believes that the owners of locally oriented companies may be willing to consider becoming part of a larger organization.

   The Company hopes to expand its existing well control operations and enter the training, specialty tools and environmental services businesses through internal growth, acquisitions, joint-ventures and strategic alliances.

   EMPLOYEES

   As of the date hereof, the Company has 25 full-time employees, including two executive officers, ten well control and firefighting specialists, three sales and marketing representatives and five administrative staff members. In addition, the Company has several part-time employees and consultants. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company owns a facility in Northwest Houston, Texas, that includes approximately two acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000. In addition, the Company leases an 11,000 square foot Fire Station facility in Houston, Texas, which space is rented through January 2000 for a monthly rental of $4,476.


ITEM 3.  LEGAL PROCEEDINGS.

   The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, which is not routine litigation incidental to its business or which the amount involved, exclusive of interest and costs, exceeds ten percent of the current assets of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded in the over-the-counter market. For the year ended June 30, 1997, the Company had no business or assets and bid prices for its stock were not published. Subsequent to June 30, 1997, limited trading in the Company's stock has occurred, but as of the date hereof, trading has not occurred for a complete calendar quarter and, therefore, such information has not been included herein.

   As of September 26, 1997 the Company's Common Stock was held by approximately 109 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name. The Company has not paid any cash dividends on its Common Stock to date. There are no restrictions which limit the Company's ability to pay cash dividends on its Common Stock; however, the Company's current policy is to retain earnings to provide funds for the operation and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

   During the fiscal year covered by this report, the Company had no business or assets. Subsequent to the end of such fiscal year, on July 29, 1997, the Company acquired IWC Services and on July 31, 1997, IWC Services acquired all the operating assets of Boots & Coots, L.P. For more information regarding these recent acquisitions, see the Form 8-K filed by the Company with the SEC on August 13, 1997.

ITEM 7.  FINANCIAL STATEMENTS.

   Attached following the Signature Pages and Exhibits. As a consequence of the acquisition by the Company of IWC Services and the purchase of all the operating assets of Boots & Coots, L.P., by IWC Services subsequent to the end of the fiscal year reported herein, the financial statements attached hereto, which are based on the historical operations of Havenwood Ventures, Inc., as of June 30, 1997 and for the two years then ended, should be read in conjunction with the financial statements, including pro forma unaudited consolidated financial statements, set forth in the Company's Form 8-K filed with the SEC on August 13, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   The Company has not had any disagreements with its independent accountants and auditors, however, in connection with the acquisition of IWC Services, the Company changed accounting firms, as disclosed in the Company's Form 8-K filed with the SEC on August 13, 1997.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   In connection with the acquisition by the Company of IWC Services, the officers and directors of the Company resigned and were replaced by the officers and directors of IWC Services. This report sets forth information regarding the officers and directors of the Company as of September 26, 1997.

   The following table lists the name and age of each director and executive officer of the Company, as well as those persons expected to make a significant contribution to the Company.


Name                     Age               Position
-----------------------  ---  -----------------------------------

     Larry H. Ramming     50  Chief Executive Officer, Chairman
     Brian Krause         41  President, Director
     Thomas L. Easley     52  Chief Financial Officer
     Raymond Henry        53  Director of Well Control Operations
     K. Kirk Krist        38  Director

   Other key officers, technical and operating personnel of the Company and its principal subsidiaries and their ages are as follows:


Name                      Age                   Position
------------------------  ---  ------------------------------------------

     Richard Hatteberg     58  Senior Vice President, Well Control
     Danny Clayton         49  Senior Vice President, President of IWC de
                               Venezuela
     Mike Foreman          35  Senior Well Control Specialist
     Juan Moran            38  Senior Well Control Specialist
     Rolando A. Gomez      41  Manager, Engineering and Training
     James Tuppen          41  Senior Vice President, Well Control
     W. D. Cochran         63  Service Manager, Industrial and Marine
                               Division
     Larry Flak            41  Vice President, Engineering Services

   Larry H. Ramming has served as the Chairman of the Board and Chief Executive Officer of IWC Services since May 1995 and as the Chairman of the Board and Chief Executive Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997. In addition to his positions with the Company, Mr. Ramming has been actively involved in mortgage banking and the packaging and resale of mortgage notes, consumer loans and other debt instruments for over 15 years. In addition to his involvement in financial instrument trading, Mr. Ramming is an active venture capital investor and entrepreneur with substantial holdings in a number of public and private corporations.

   Brian Krause has served as the President and as a Director of IWC Services since May 1995 and as the President and as a Director of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krause brings over 19 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red

Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

   Thomas L. Easley has served as IWC Services' Chief Financial Officer since September 1996 and as the Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly-held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President-Finance of Huthnance International, Inc., a closely-held offshore oil and gas drilling contractor. From April 1984 through June 1992, Mr. Easley was Vice President and Chief Financial Officer for the Granada group of companies. Mr. Easley is a graduate of Tarleton State University (BS 1967) and Texas A&M University (MBA
1968).  Mr. Easley is also a Certified Public Accountant.

   Raymond Henry has served as IWC Services' Director of Well Control Operations since May 1995 and as the Director of Well Control Operations of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Henry brings over 34 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Henry was employed for 32 years by the Red Adair Company, Houston, Texas. Mr. Henry joined the Red Adair Company as a Well Control Specialist in June 1962 and was promoted to Senior Vice President in June 1979. During his tenure with the Red Adair Company, Mr. Henry participated in hundreds of well control events worldwide. Mr. Henry, along with Messrs. Krause, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

   K. Kirk Krist has served as a member of IWC Services' Board of Directors since May 1995 and of the Company's Board of Directors since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist has been a self employed oil and gas investor and venture capitalist since 1982. Mr. Krist is a graduate of the University of Texas (BBA 1982).

   Richard Hatteberg has served as a Senior Vice President of IWC Services since May 1995 and as a Senior Vice President of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Hatteberg brings over 31 years of well control and firefighting experience to the Company. Before joining the group that founded the Company, Mr. Hatteberg was employed for 29 years by the Red Adair Company, Houston, Texas. Mr. Hatteberg joined the Red Adair Company as a Senior Well Control Specialist in June 1965 and was promoted to Senior Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Hatteberg participated in hundreds of well control events worldwide. Mr. Hatteberg, along with Messrs. Krause, Henry and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

   Danny Clayton has served as a Senior Vice President of IWC Services since May 1995 and as a Senior Vice President of the Company since the acquisition of IWC Services by the Company on July 29, 1997 and as President of IWC de Venezuela since January 1996. Mr. Clayton brings over 18 years of well control and firefighting experience to IWC Services. Before joining the group that founded the Company, Mr. Clayton was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Clayton joined the Red Adair Company as a Well Control Specialist in June 1979, was promoted to Vice President in January 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Clayton participated in hundreds of well control events worldwide. Mr. Clayton, along with Messrs. Henry, Krause and Hatteberg, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

   Mike Foreman has served as a Senior Well Control Specialist for IWC Services since May 1995 and as a Senior Well Control Specialist of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Foreman brings over 11 years of well control and firefighting experience to IWC Services. Before joining the Company, Mr. Foreman was employed for 9 years by the Red Adair Company, Houston, Texas, as a Well Control Specialist. During his tenure with the Red Adair Company, Mr. Foreman participated in a large number of well control events worldwide, including offshore blowouts in Nigeria, and Venezuela, onshore blowouts in North and South America, and the Piper Alpha platform disaster. Mr. Foreman resigned from the Red Adair Company in August 1994 in order to work with Messrs. Henry, Krause, Hatteberg and Clayton in their new venture.

   Juan Moran has served as a Senior Well Control Specialist for IWC Services since May 1995 and as a Senior Well Control Specialist of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Moran brings over 8 years of well control and firefighting experience to the Company. Before joining IWC Services, Mr. Moran was employed for 6 years by the Red Adair Company, Houston, Texas, as a Well Control Specialist. During his tenure with the Red Adair Company, Mr. Moran participated in a large number of well control events worldwide, including offshore blowouts in Nigeria, and Venezuela, onshore blowouts in North and South America, and the Piper Alpha platform disaster. Mr. Moran resigned from the Red Adair Company in August 1994 in order to work with Messrs. Henry, Krause, Hatteberg and Clayton in their new venture.

   Rolando A. Gomez has served as Manager, Engineering and Training for IWC Services since April 1996 and as Manager, Engineering and Training of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Before joining the Company, Mr. Gomez spent approximately 18 years in various technical positions in the energy sector including drilling engineering consultant, energy claims adjustor, licensed property and marine surveying, sales manager in the Latin American region of a drilling and completion equipment manufacturer and as a senior well control instructor and drilling fluids instructor. Mr. Gomez has a BS in Civil Engineering Technology from Texas A&M University (1977).

   James Tuppen was a partner of Boots & Coots prior to joining the Company, and is a 20 year well control veteran serving as a lead fire control specialist on both offshore and onshore blowouts. Mr. Tuppen has controlled blowouts and fires in North America, South America, Northern Africa, Australia and the Middle East and recently served as co-manager of the Pedernales Old Well Abandonment Project in the jungles of Venezuela's lower Orinoco River Delta.

   W.D. "Dave" Cochran has 40 years' experience in industrial firefighting and managed Boots & Coots worldwide industrial firefighting operations prior to joining the Company. In this position, Mr. Cochran led the Boots & Coots flammable liquid production, transportation and storage facilities fire control team. In addition, he managed the Boots & Coots marketing team for the sale and rental of firefighting equipment, supplies and safety equipment.

   Larry Flak is a registered professional engineer who trained under W.C. Goins, the father of modern well control, and has devoted more than 20 years to drilling engineering and well control supervision. During his career, Mr. Flak has participated in the control of numerous blowouts and has formulated and implemented kill procedures and relief well plans in field locations worldwide. Before joining the Company, Mr. Flak served as a consultant to Boots & Coots and others, including as a special technical consultant to the U.S. Armed Forces during his service with the Kuwait Oil Company, and he managed the daily firefighting operations in Kuwait following the Gulf War. In this capacity, Mr. Flak was personally responsible for the development, implementation and logistical support for the control of nearly 700 burning wells that were set ablaze by retreating Iraqi troops.


ITEM 10.  EXECUTIVE COMPENSATION.

   For the fiscal year ended June 30, 1997, none of the former officers or directors of the Company received compensation in excess of $100,000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 7, 1997, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock;
(ii) each director of the Company, (iii) each of the named executive officers and (iv) all officers and directors of the Company as a group.


           NAME OF             AMOUNT AND NATURE OF
    BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-----------------------------  ---------------------  -----------------

*Larry H. Ramming (2)                 9,395,500 (3)          33.35%
*Raymond Henry (2)                    4,795,500 (4)          17.02%
Mark S. Howells                       1,765,988               6.27%
Jeffrey J. Puglisi                    1,566,615               5.56%
*Brian Krause (2)                     1,345,000               4.77%
Richard Hatteberg (2)                 1,150,000               4.08%
Danny Clayton (2)                     1,150,000               4.08%
*K. Kirk Krist                          575,000               2.04%
*Thomas L. Easley (5)                   126,500               0.45%

*All officers and directors
 as a group (five persons)           10,097,000              35.84%

--------------
(1) Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) In May 1995, Messrs. Krause, Henry, Hatteberg and Clayton entered into the Voting Trust Agreement which gives Messrs. Ramming and Henry, as co-trustees, the absolute right to vote all the shares of the Company's Common Stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000. In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tiebreaker.

(3) Includes 4,255,000 shares owned by Mr. Ramming and members of his immediate family, including certain family-owned entities, 345,000 shares issuable upon the exercise of presently exercisable options held by Mr. Ramming. Also includes 4,738,000 shares and 57,500 options owned by Messrs. Krause, Henry, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(4) Includes 1,150,000 shares owned by Mr. Henry and 3,588,000 shares and 57,500 options owned by Messrs. Krause, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(5) Mr. Easley owns an option to purchase 126,500 shares of Common Stock at $0.43 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.

  No relationships or transactions between the registrant and the persons specified in Items 404 of Registration S-B occurred during the past two fiscal years or are proposed which require disclosure pursuant to Item 404 of Registration S-B.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit No.             Description                        Location
-----------  ---------------------------------  ------------------------------
       3.01  Amended and Restated               Exhibit 3.2 of Form 8-K filed
             Certificate of Incorporation       August 13, 1997
       3.02  Amendment to Certificate of        Exhibit 3.3 of Form 8-K filed
             Incorporation                      August 13, 1997.
       3.03  Amended Bylaws                     Exhibit 3.4 of Form 8-K filed
                                                August 13, 1997
       4.01  Specimen Certificate for the       Exhibit 4.1 of Form 8-K filed
             Registrant's Common Stock          August 13, 1997
       4.02  Form of 12% Senior                 Exhibit 4.2 of Form 8-K filed
             Subordinated Notes due             August 13, 1997
             December 31, 2000
       4.03  Form of Noteholders' Warrants      Exhibit 4.3 of Form 8-K filed
             to Purchase $3,000,000 of          August 13, 1997
             Common Stock
       4.04  Form of Employees Options to       Exhibit 4.4 of Form 8-K filed
             Purchase 690,000 Shares of         August 13, 1997
             Common Stock
       4.05  Form of Contractual Options to     Exhibit 4.5 of Form 8-K filed
             Purchase 1,265,000 Shares of       August 13, 1997
             Common Stock
       9.01  Voting Trust Agreement             Exhibit 9.1 of Form 8-K filed
             between Larry H. Ramming,          August 13, 1997
             Raymond Henry, Richard
             Hatteberg, Danny Clayton and
             Brian Krause
      10.01  Alliance Agreement between         Exhibit 10.1 of Form 8-K
             IWC Services, Inc. and             filed August 13, 1997
             Halliburton Energy Services, a
             division of Halliburton
             Company
      10.02  Executive Employment               Exhibit 10.2 of Form 8-K
             Agreement of Larry H.              filed August 13, 1997
             Ramming
      10.03  Executive Employment               Exhibit 10.3 of Form 8-K
             Agreement of Raymond Henry         filed August 13, 1997
      10.04  Executive Employment               Exhibit 10.4 of Form 8-K
             Agreement of Brain Krause          filed August 13, 1997
      10.05  Executive Employment               Exhibit 10.5 of Form 8-K
             Agreement of Richard Hatteberg     filed August 13, 1997
      10.06  Executive Employment               Exhibit 10.6 of Form 8-K
             Agreement of Danny Clayton         filed August 13, 1997
      21.01  List of subsidiaries               Filed herewith
      27.01  Financial Data Schedule            Filed herewith

                                   SIGNATURES

   IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CHARTER COMMUNICATIONS INTERNATIONAL, INC.

By:   /s/ Larry H. Ramming                       Date: September 29, 1997
   ----------------------------------------
  LARRY H. RAMMING, CHAIRMAN AND CHIEF
  EXECUTIVE OFFICER

   IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                   Signature                                 Title                    Date
                  -----------                               -------                  ------

By:  /s/ Larry H. Ramming                         Chairman and Chief           September 29, 1997
  ------------------------------------------      Executive Officer and
 LARRY H. RAMMING                                 Director

By:  /s/ Thomas L. Easley                         Chief Financial Officer      September 29, 1997
   -----------------------------------------
 THOMAS L. EASLEY

By:  /s/ Brian Krause                             President and Director       September 29, 1997
   -----------------------------------------
 BRIAN KRAUSE
                                                  Director                     September 29, 1997
By:  /s/ Kirk Krist
   -----------------------------------------
 KIRK KRIST

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----

INDEPENDENT AUDITORS' REPORTS.......................................................... F-2

CONSOLIDATED BALANCE SHEET - June 30, 1997............................................. F-4

CONSOLIDATED STATEMENTS OF OPERATIONS - Years Ended June 30, 1996 and 1997............. F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT - Years Ended June 30, 1996
    and 1997........................................................................... F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended June 30, 1996 and 1997............. F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................. F-8

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheet of Boots & Coots International Well Control, Inc. (formerly Havenwood Ventures, Inc.) as of June 30, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boots & Coots International Well Control, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Hein + Associates llp

Houston, Texas
September 25, 1997

[LETTERHEAD OF CORDOVANO AND COMPANY, P.C. APPEARS HERE]




Board of Directors
Havenwood Ventures, Inc.


                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1996 of Havenwood Ventures, Inc. (a development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Havenwood Ventures, Inc. for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ Cordovano and Company, P.C.
--------------------------------
Cordovano and Company, P.C.
Denver, Colorado
July 31, 1996

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1997




                                    ASSETS
                                    ------

CASH                                                          $   1,339
                                                              ---------
                                                              $   1,339
                                                              =========




                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

LIABILITIES:
    Accounts payable and accrued expenses                     $   4,641

SHAREHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares authorized,
     $.0001 par value; no shares issued or outstanding.              --
    Common stock, 50,000,000 shares authorized, $.00001 par
     value; 1,913,814 shares issued and outstanding                  19
    Additional paid-in capital                                  725,734
    Accumulated deficit                                        (729,055)
                                                              ---------
         Total shareholders' deficit                             (3,302)
                                                              ---------
         Total liabilities and shareholders' deficit          $   1,339
                                                              =========






      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years Ended June 30,
                                                   ------------------------
                                                      1996         1997
                                                   -----------  -----------

COSTS AND EXPENSES - General and administrative    $    8,672   $    7,683
                                                   ----------   ----------
        Operating loss                                 (8,672)      (7,683)

NON-OPERATING INCOME                                        -        2,168

NON-OPERATING EXPENSE- Failed merger costs                  -       (6,863)
                                                   ----------   ----------
        Loss before income taxes                       (8,672)     (12,378)

INCOME TAX BENEFIT (EXPENSE):
    Current                                             1,121        2,037
    Deferred                                           (1,121)      (2,037)
                                                   ----------   ----------

        Net loss                                   $   (8,672)  $  (12,378)
                                                   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,913,814    1,913,814
                                                   ==========   ==========


NET LOSS PER SHARE                                          *            *
                                                   ==========   ==========


*   Less than $.01 per share





      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                      YEARS ENDED JUNE 30, 1996 AND 1997




                               Common Stock      Additional
                           --------------------   Paid-in
                            Shares    Par Value   Capital     Deficit      Total
                           ---------  ---------  ---------  -----------   ---------
BALANCES, June 30, 1995    1,913,814  $      19   $710,371   $(708,005)   $  5,385

    Net loss                       -          -          -      (8,672)     (8,672)
                           ---------  ---------   --------   ---------    --------
BALANCES, June 30, 1996    1,913,814         19    710,371    (716,677)     (3,287)

Capital contribution by            -          -      5,500           -       5,500
    an officer

Capital contribution               -          -      6,863           -       6,863

Net loss                           -          -          -     (12,378)    (12,378)
                           ---------  ---------   --------   ---------    --------
BALANCES, June 30, 1997    1,913,814  $      19   $725,734   $(729,055)   $ (3,302)
                           =========  =========   ========   =========    ========


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                            June 30,
                                                                      ---------------------
                                                                        1996        1997
                                                                      ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  $(8,672)   $(12,378)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         68           -
      Changes in current assets and current liabilities:
        Accounts payable and accrued expenses                            1,980      (1,172)
                                                                       -------    --------
          Net cash used in operating activities                         (6,624)    (13,550)
                                                                       -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                     -       6,863
   Capital contributions by officers/shareholders                            -       5,500
                                                                       -------    --------
          Net cash provided by financing activities                          -      12,363
                                                                       -------    --------

NET DECREASE IN CASH                                                    (6,624)     (1,187)
                                                                       -------    --------
CASH, beginning of year                                                  9,150       2,526
                                                                       -------    --------
CASH, end of year                                                      $ 2,526    $  1,339
                                                                       =======    ========



      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Organization - Boots & Coots International Well Control, Inc. (the Company) was incorporated under the laws of Delaware on April 28, 1988 as Havenwood Ventures, Inc. The principal activities from inception have been organizational matters and the sale and issuance of shares of its $.00001 par value common stock and preliminary development of a theme park, which was disposed of during fiscal 1991. The Company had no operations from fiscal 1992 through July 1997 and during such time continued to pursue acquisition opportunities. On July 29, 1997, the Company completed a merger transaction with IWC Services, Inc. (see Note 6).

    Principles of Consolidation - The accompanying consolidated financial statements include the amounts of Boots & Coots International Well Control, Inc. and its wholly-owned subsidiary, SST Productions, Inc. Intercompany balances and transactions have been eliminated in consolidation.

    Net loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission.

    Income Taxes - The Company reports income taxes in accordance with the liability method, whereby deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.

    Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or receivable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Reclassifications - Certain reclassifications have been made in the June 30, 1996 financial statements to conform with the classifications used in the current year.

2.  RELATED PARTY TRANSACTIONS:

    The Company utilized office space on a rent-free basis from the president during all periods presented.

    During the year ended June 30, 1997, an officer contributed $5,500 to the Company for use as working capital. This amount is reflected a contributed capital in the accompanying consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  INCOME TAXES:

    At June 30, 1997, deferred taxes consisted of the following:


         Deferred tax asset, net operating loss
          carryforward                                           $ 201,162
         Valuation allowance                                      (201,162)
                                                                 ---------
              Net deferred taxes                                 $       -
                                                                 =========

    The Company has available, as of June 30, 1997, unused federal operating loss carryforwards of approximately $599,240 and state operating loss carryforwards, where the Company is still registered, of approximately $536,088 which expire through the year 2012. The loss carryforwards, subject to significant limitations, will be available to the Company should its line of business or its ownership change substantially.

    The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required. There was a nominal change in the valuation allowance on the years ended June 30, 1996 and 1997.


4.  FAILED MERGER:

    The Company entered into a letter of intent, dated February 18, 1997, with US Liquids, Inc., a privately held Delaware corporation. Under the terms of the letter of intent, the Company would have acquired, in a reverse merger, US Liquids, Inc., subject to certain terms and conditions. In April 1997, negotiations on the merger were terminated. Costs of the failed merger were expensed in the year ended June 30, 1997. US Liquids, Inc. made payments for legal and accounting expenses on behalf of the Company of $6,863, which amount is included in the accompanying consolidated financial statements as contributed capital.


5.  GOING CONCERN:

    In the course of its development activities, the Company had a net capital deficiency and had sustained continuing operating losses. Through July 31, 1997, various shareholders injected cash into the Company as needed to finance its operations. As of July 29, 1997, the Company had acquired, in a reverse acquisition, a privately held, operating company (see Note 6).
    The Company's ability to continue as a going concern is ultimately dependent upon achieving profitable operations.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. SUBSEQUENT EVENTS: On July 28,1997, the shareholders of the Company approved the following matters: (1) the dissolution of SST Productions, Inc., a wholly-owned subsidiary of the company; and (2) the agreement and plan of merger by and among the Company and IWC Services, Inc. (IWC).

    The merger was completed on July 29, 1997, and under the plan of merger (i) the outstanding voting securities of the Company were reverse split in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares; (ii) certain principal shareholders of the Company surrendered a total of 740,740 post-split shares to the Company for cancellation, leaving a total of 1,173,074 shares of common stock issued and outstanding on the closing date; (iii) each issued and outstanding share of common stock of IWC was converted into 2.30 post-merger shares of the Company's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate; (iv) outstanding options and warrant to purchase shares of the authorized and unissued common stock of IWC were converted into substantially similar options and warrants to purchase shares of the Company's authorized and unissued common stock, and
    (v) IWC became a wholly-owned subsidiary of the Company with the former IWC shareholders, as a group, acquiring shares representing approximately 92% of the resulting capitalization of the Company. Following the completion of the transactions, there were approximately 18,630,000 shares of the Company's common stick issued and outstanding, on a fully diluted basis. Immediately after the merger, all the officers and directors of the Company resigned and were replaced by representatives of IWC.