Form 10QSB
period 1997-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1997-11-14
CIK 833845

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1997    Commission File Number 33-22097-NY


                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    11-2908692
       (State or jurisdiction of                        (I.R.S. employer
     incorporation or organization)                   identification number)

       5151 SAN FELIPE, SUITE 450
             HOUSTON, TEXAS                                   77056
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including are code:           (713) 621-7911

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 1 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

     The number of shares of the Registrant's Common Stock, par value .00001 per share, outstanding at November 13, 1997, was 28,316,741.

================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I.    Financial Information                                         3

           Consolidated Balance Sheets                                   3

           Consolidated Statements of Operations                         4

           Consolidated Statements of Cash Flows                         5

           Notes to the Consolidated Financial Statements                6

           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

PART II.   Other Information                                            11

PART I  FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          Consolidated Balance Sheets

                                                 June 30, September 30,
                                                   1997       1997
                                                 -------  -------------
                                                          (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS:
 Cash                                          $    1,339    2,754,580
 Receivables - trade and other, net                    --    2,249,357
 Inventories and supplies                              --    1,119,316
 Prepaid expenses                                      --      239,903
                                               ----------  -----------
   Total current assets                             1,339    6,363,156
                                               ----------  -----------
PROPERTY AND EQUIPMENT:
 Firefighting equipment                                --    5,905,403
 Shop and other equipment                              --    1,133,328
 Vehicles                                              --      119,263
 Furniture, fixtures and office equipment              --      245,174
                                               ----------  -----------
                                                       --    7,403,168

  Accumulated depreciation and amortization            --     (289,637)
                                               ----------  -----------
                                                       --    7,127,531
                                               ----------  -----------
OTHER ASSETS:
 Deferred financing costs and other
  assets - net                                         --      292,665
 Goodwill - net                                        --      871,761
                                               ----------  -----------
    Total assets                               $    1,339  $14,655,113
                                               ==========  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                              $    4,641  $ 1,242,994
 Accrued liabilities and customer advances             --       96,277
 Notes payable - current portion                       --    2,250,934
 Loan from shareholder                                 --
                                               ----------  -----------
    Total current liabilities                       4,641    3,590,205
                                               ----------  -----------
NOTES PAYABLE - noncurrent                             --       90,000

SHAREHOLDERS' EQUITY:
 Common stock                                          19          283
 Additional paid-in capital                       725,734   11,281,849
 Accumulated deficit                             (729,055)    (307,224)
                                               ----------  -----------
    Total shareholders' equity                     (3,302)  10,974,908
                                               ----------  -----------
    Total liabilities and shareholders' equity $    1,339  $14,655,113
                                               ==========  ===========

       See accompanying notes to these consolidated financial statements

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                        1996              1997
                                                      --------          --------
                                                    (unaudited)        (unaudited)
REVENUES                                           $        --         $2,094,510

COSTS AND EXPENSES:
 Operating expenses                                         --          1,190,639
 General and administrative                                300            699,916
 Depreciation and amortization                              --            196,158
                                                   -----------         ----------
                                                           300          2,086,713
                                                   -----------         ----------
OPERATING INCOME (LOSS)                                   (300)             7,797

OTHER INCOME (EXPENSES)                                     --            (90,326)
                                                   -----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                         (300)           (82,529)

INCOME TAX EXPENSE                                          --              6,272
                                                   -----------         ----------
NET INCOME (LOSS)                                  $      (300)        $  (88,801)
                                                   ===========         ==========
NET INCOME (LOSS) PER SHARE                        $        --         $       --
                                                   ===========         ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         258,365,000         24,363,591
                                                  ============         ==========

       See accompanying notes to  these consolidated financial statements

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                               1996          1997
                                                             --------      ---------
                                                            (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    (300)  $  (138,801)

  Adjustments to reconcile net income (loss) to

     Net cash provided by (used in) operating activities:
         Depreciation and amortization                               --       196,158
         Net effect of changes in assets and liabilities
            related to operating accounts                           (35)    1,547,608
                                                              ---------   -----------
         Net cash provided by (used in) operating activities       (335)    1,604,965
                                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Boots & Coots, L.P.                                 --    (3,743,480)
  Acquisition of ABASCO, Inc.                                        --    (1,589,844)
                                                              ---------   -----------
         Net cash used in investing activities                       --    (5,333,324)
                                                              ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                                --     6,481,500
                                                              ---------   -----------
         Net cash provided by financing activities                   --     6,481,500
                                                              ---------   -----------
NET INCREASE (DECREASE) IN CASH                                    (335)    2,753,241

CASH, beginning of period                                         2,526         1,339
                                                              ---------   -----------
CASH, end of period                                           $   2,191   $ 2,754,580
                                                              =========   ===========

       See accompanying notes to  these consolidated financial statements

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-KSB and rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not be misleading.

The accompanying consolidated financial statements should be read in conjunction with the Audited Financial Statements for the Year Ended June 30, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

The results of operations for the three-month period ended September 30, 1997 are not necessary indicative of the results to be expected for the full year.

NOTE B - GENERAL

On July 28, 1997, the shareholders of the Company approved the following matters: (1) the dissolution of SST Productions, Inc., a wholly-owned subsidiary of the Company; and (2) the agreement and of merger by and among the Company and IWC Services, Inc. (IWC).

The merger was complete on July 29, 1997, and under the plan of merger (i) the outstanding voting securities of the Company were reverse spilt in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares; (ii) certain principal shareholders of the Company surrendered a total of 740,740 post-split shares to the Company for cancellation, leaving a total 1,173,074 shares of common stock issued and outstanding on the closing date; (iii) each issued and outstanding share of common stock of IWC was converted into 2.30 post-merger shares of the Company's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate; (iv) outstanding options and warrant to purchase shares of the authorized and unissued common stock of IWC were converted into substantially similar options and warrants to purchase shares of the Company's authorized and unissued common stock , and (v) IWC became a wholly-owned subsidiary of the Company with the former IWC shareholders, as a group, acquiring shares representing 92% of the resulting capitalization of the Company. Following the completion of the transactions, there were approximately 18,630,000 shares of the Company's common stock issued and outstanding, on a fully diluted basis. Immediately after the merger, all the officers and directors of the Company resigned and replaced by representatives of IWC.

On September 25, 1997, the Company formed a wholly-owned subsidiary company, ABASCO, Inc., to purchase the assets of ITS Environmental, a manufacturer of oil spill containment booms, mops and other oil field emergency equipment. The Company paid $1,589,844 cash and issued 300,000 shares of Common Stock to acquire the manufacturing equipment, inventory and customer lists.

NOTE C - SHAREHOLDERS' EQUITY

On August 7, 1997, the Company issued a Private Placement of 6,500,000 shares of Common Stock, $0.00001 par, at $1.00 per share under Rule 506 of Regulation D of the Securities and Exchange Act of 1933. Placement Agents could increase the shares available by up to fifteen percent or 975,000 shares of Common Stock. The minimum purchase was 25,000 shares. The Placement raised $7,475,000 in gross proceeds with net proceeds to the Company of $6,481,500. The proceeds from the offering are to be used to retire subordinated debentures and for working capital for general corporate purposes.

NOTE D - STOCK OPTION PLAN

In November 1996, IWC Services adopted its 1996 Incentive Stock Plan (the "Incentive Stock Plan") which was subsequently approved by the written consent of IWC Service's shareholders. The Incentive Stock Plan authorized the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The Incentive Stock Plan permitted the grant of incentive equity awards covering up to 500,000 shares of common stock. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering and aggregate of 460,000 shares of common stock to persons who were the beneficial owners of 200,000 options that were previously granted by IWC services. These incentive stock options are exercisable by the holders thereof for a period of 10 years from the original date of grant at an exercise price of $0.43 per share. No incentive options have been exercised as September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the consolidated financial position and results of operations of Boots & Coots International Well Control, Inc. (the "Company") for the three months ended September 30, 1996 and 1997. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included elsewhere herein. The following discussion includes certain forward-looking statements.

GENERAL

Boots & Coots International Well Control, Inc. (the Company) was incorporated under the laws of Delaware on April 28, 1988 as Havenwood Ventures, Inc. ("Havenwood"). The principal activities from inception have been organizational matters and the sale and issuance of shares of its $.00001 par value common stock and preliminary development of a theme park, which was disposed of during fiscal 1991. Havenwood had no operations from fiscal 1992 through fiscal 1997 and during such time continued to pursue acquisition opportunities. On July 29, 1997, Havenwood completed a merger transaction with IWC Services, Inc. ("IWC"), and under the plan of merger (i) the outstanding voting securities of the Company were reverse split in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares;
(ii) certain principal shareholders of the Company surrendered a total of 740,740 post-split shares to the Company for cancellation, leaving a total of 1,173,074 shares of common stock issued and outstanding on the closing date;
(iii) each issued and outstanding share of common stock of IWC was converted into 2.30 post-merger shares of the Company's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate; (iv) outstanding options and warrant to purchase shares of the authorized and unissued common stock of IWC were converted into substantially similar options and warrants to purchase shares of the Company's authorized and unissued common stock, and (v) IWC became a wholly-owned subsidiary of the Company with the former IWC shareholders, as a group, acquiring shares representing approximately 92% of the resulting capitalization of the Company. Following the completion of the transactions, there were approximately 18,630,000 shares of the Company's common stock issued and outstanding, on a fully diluted basis. Immediately after the merger, all the officers and directors of the Company resigned and were replaced by representatives of IWC.

IWC commenced operations on May 4, 1995 through its wholly-owned subsidiary Hell Fighters, Inc. On July 1, 1997, IWC announced it had reached an agreement to acquire all of the operating assets of Boots & Coots, L.P. ("Boots & Coots"), a diversified well blowout, industrial and marine firefighting company. This acquisition was closed on July 31, 1997 with the Company: (i) paying at closing $369,432 cash to Boots & Coots and placing in escrow $680,568 cash to pay certain debts of Boots & Coots; (ii) issuing two promissory notes, payable September 2, 1997, to Boots & Coots in the aggregate principal amount of $4,760,077; and (iii) issuing to Boots & Coots a contractual right to receive $1,000,000 in common stock of the Company. The promissory notes are secured by the acquired assets of Boots & Coots, and may be extended at the option of the Company to September 15, 1997.

After completion of the merger with Havenwood and the Boots & Coots acquisition, the name of the Company was changed to Boots & Coots International Well Control, Inc. Accordingly, results of operations for the three months ended September 30, 1996 are not comparable to results of operations for the three months ended September 30, 1997. In addition, a significant portion of the Company's revenues are derived from blowout control of Critical and Non-critical Events, including oil and gas wells. The timing and magnitude of such events result from acts of nature, equipment failures or human error and therefore are not specifically predictable. Accordingly, the Company's revenues from such services can vary significantly from period to period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

The following discussion does not include results of operations of Boots & Coots. Accordingly, the historical results described below are not necessarily indicative of future levels of revenues and expenses.

The following unaudited table shows the pro forma combined results of operations of the Company and IWC Services for the three months ended September 30, 1996 and September 30, 1997 and are not comparative in nature.

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                        1996              1997
                                                      --------          --------
                                                    (unaudited)        (unaudited)
REVENUES                                            $  414,425         $2,094,510

COSTS AND EXPENSES:
 Operating expenses                                    350,400          1,190,639
 General and administrative                            197,634            699,916
 Depreciation and amortization                          17,796            196,158
                                                    ----------         ----------
                                                       565,830          2,086,713
                                                    ----------         ----------
OPERATING INCOME (LOSS)                               (151,830)             7,797

OTHER INCOME (EXPENSES)                                 (1,633)           (90,326)
                                                    ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                     (153,040)           (82,529)

INCOME TAX EXPENSE                                          --              6,272
                                                    ----------         ----------
NET INCOME (LOSS)                                   $ (153,040)        $  (88,801)
                                                    ==========         ==========

Comparison of Three Months Ended September 30, 1996 (Unaudited) with Three Months Ended September 30, 1997. Revenues were $414,425 for the three months ended September 30, 1996 compared to $2,094,510 for the three months ended September 30, 1997. This increase was the result of increased market share from diversification of the Company's client base.

Operating expenses were $350,400 for the three month period ended September 30, 1996, compared to $1,190,639 for the comparable period in 1997. The increase was the result of increased revenues during the same period.

General and administrative expenses were $197,634 for the three month period ended September 30, 1996, compared to $699,916 for the comparable period in 1997. The increase was primarily the result of investments in expanded corporate infrastructure and expanded marketing and advertising to increase market share and diversify the Company's client base.

Depreciation and amortization expense increased from $17,796 for the three month period ended September 30, 1996, compared to $196,158 for the comparable period in 1997, primarily as the result of equipment additions made in fiscal 1997.

Other income (expenses) was $1,633 for the three month period ended September 30, 1996, compared to a net expense of $90,326 for the comparable period in 1997, resulting primarily from higher interest expense on financed equipment purchases made during the 1997 period and interest expense on the Notes sold through April 30, 1997.

Income taxes for the three month period ended September 30, 1996 was $0 compared to $6,272 for the comparable period in 1997. Substantially all of the balance of income taxes for the three month period ended September 30, 1997 represents foreign taxes withheld on various international projects.

The Company sustained a net loss of $105,040 for the three month period ended September 30, 1996, compared to net loss of $88,801 for the comparable period in 1997 as a result of the revenue and expense variations discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources consist of capital raised directly by the Company ("Direct Capital") and capital raised through strategic alliances, joint ventures and similar arrangements ("Indirect Capital"). In general, the amount and availability of Direct Capital and Indirect Capital will affect the scope of the Company's operations, its profitability and the speed of its growth. While the Company has historically relied on Direct Capital for substantially all of its business activities, it is anticipated that a significant portion of the capital required for the establishment by the Company of additional Fire Stations may be financed with Indirect Capital.

The Company had working capital of ($3,302) and $2,772,951 at June 30, 1997 and September 30, 1997, respectively. The Company received during the period of May 4, 1995 through June 30, 1996 a total of $691,835 in cash from the issuance of shares of Common Stock to founding shareholders. These funds were used for working capital and payment of vendors for Emergency Resources International, Inc., a predecessor business.

The Company believes it has sufficient cash, together with cash resources available from working capital and cash flow from operations, to carry out its business plan over the upcoming twelve month period, including the beginning of a program for the establishment of additional regional Fire Stations and implementation of a multi-year marketing program for the Halliburton Alliance. However, there is no assurance at this time that the planned future results of operations will be achieved.

                          PART II - OTHER INFORMATION
                          --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS.

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
----------      ----------------------

10.1 Asset Purchase Agreement dated September 25, 1997 between ABASCO, Inc. and ITS Environmental Services, Inc.

10.2 Stock Purchase Agreement dated September 25, 1997 between Boots & Coots International Well Control, Inc., ABASCO, Inc. and LaSalle Cattle Company, Inc.


b) FORM 8-K FILED ON AUGUST 13, 1997 REGARDING CHANGES IN CONTROL OF THE REGISTRANT, ACQUISITION OF ASSETS, CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT, OTHER EVENTS AND RESIGNATIONS OF DIRECTORS AND EXECUTIVE OFFICERS IS INCORPORATED HEREIN BY REFERENCE.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1997          Boots & Coots International Well
                                 Control, Inc.



                                 By:   /s/  THOMAS L. EASLEY
                                    ------------------------------------
                                    Thomas L. Easley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)