Form 10QSB/A
period 1997-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1997-11-26
CIK 833845

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A



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

                               Yes [X]    No [_]

     The number of shares of the Registrant's Common Stock, par value .00001 per share, outstanding at November 13, 1997, was 29,704,261.

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

PART I  FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          Consolidated Balance Sheets

                                                 June 30, September 30,
                                                   1997       1997
                                                 -------  -------------
                                                          (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS:

 Cash                                          $    1,339  $ 2,754,580
 Receivables - trade and other, net                    --    2,249,357
 Inventories and supplies                              --    1,119,316
 Prepaid expenses                                      --      239,903
                                               ----------  -----------
   Total current assets                             1,339    6,363,156
                                               ----------  -----------
PROPERTY AND EQUIPMENT:
 Firefighting equipment                                --    5,905,403
 Shop and other equipment                              --    1,133,328
 Vehicles                                              --      119,263
 Furniture, fixtures and office equipment              --      245,174
                                               ----------  -----------
                                                       --    7,403,168

  Accumulated depreciation and amortization            --     (275,637)
                                               ----------  -----------
                                                       --    7,127,531
                                               ----------  -----------
OTHER ASSETS:
 Deferred financing costs and other
  assets - net                                         --      111,865
 Goodwill - net                                        --      871,761
                                               ----------  -----------
    Total assets                               $    1,339  $14,474,313
                                               ==========  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                              $    4,641  $ 1,242,994
 Accrued liabilities and customer advances             --       96,277
 Notes payable - current portion                       --    2,250,934
                                               ----------  -----------
    Total current liabilities                       4,641    3,590,205
                                               ----------  -----------
12% SENIOR SUBORDINATED NOTES                          --       90,000

SHAREHOLDERS' EQUITY:
 Common stock                                          19          283
 Additional paid-in capital                       725,734   11,101,049
 Accumulated deficit                             (729,055)    (307,224)
                                               ----------  -----------
    Total shareholders' equity                     (3,302)  10,794,108
                                               ----------  -----------
    Total liabilities and shareholders' equity $    1,339  $14,474,313
                                               ==========  ===========

       See accompanying notes to these consolidated financial statements

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                        1996              1997
                                                      --------          --------
                                                    (unaudited)        (unaudited)
REVENUES                                           $        --         $2,094,510

COSTS AND EXPENSES:
 Operating expenses                                         --          1,190,639
 General and administrative                                300            699,916
 Depreciation and amortization                              --            196,158
                                                   -----------         ----------
                                                           300          2,086,713
                                                   -----------         ----------
OPERATING INCOME (LOSS)                                   (300)             7,797

OTHER INCOME (EXPENSES)                                     --            (90,326)
                                                   -----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                         (300)           (82,529)

INCOME TAX EXPENSE                                          --              6,272
                                                   -----------         ----------
NET INCOME (LOSS)                                  $      (300)        $  (88,801)
                                                   ===========         ==========
NET INCOME (LOSS) PER SHARE                        $        --         $       --
                                                   ===========         ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           1,913,815         18,422,991
                                                  ============         ==========

       See accompanying notes to  these consolidated financial statements

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                               1996          1997
                                                             --------      ---------
                                                            (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    (300)  $   (88,801)

  Adjustments to reconcile net income (loss) to

     Net cash provided by (used in) operating activities:
         Depreciation and amortization                               --       196,158
         Net effect of changes in assets and liabilities
            related to operating accounts                           (35)    1,656,208
                                                              ---------   -----------
         Net cash provided by (used in) operating activities       (335)    1,763,565
                                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Boots & Coots, operating assets                     --    (3,743,480)
  Acquisition of ABASCO, Inc.                                        --    (1,589,844)
                                                              ---------   -----------
         Net cash used in investing activities                       --    (5,333,324)
                                                              ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                                --     6,323,000
                                                              ---------   -----------
         Net cash provided by financing activities                   --     6,323,000
                                                              ---------   -----------
NET INCREASE (DECREASE) IN CASH                                    (335)    2,753,241

CASH, beginning of period                                         2,526         1,339
                                                              ---------   -----------
CASH, end of period                                           $   2,191   $ 2,754,580
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

Holders of the Company's 12% Senior Subordinated Notes were offered, effective as of September 12, 1997, the election to exercise the warrants into common stock of the Company at an exchange rate of $.75 per share with payment accomplished through surrender and retirement of their notes. An aggregate face amount of $2,900,000 of notes were converted into an aggregate of 3,866,653 shares of common stock with $193,000 recognized as a nonrecurring charge to operations for inducement costs, pursuant to Statement of Financial Accounting Standards No. 84 - Induced Conversions of Convertible Debt, during the three months ended September 30, 1997.

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

The Company sustained a net loss of $153,040 for the three month period ended September 30, 1996, compared to net loss of $88,801 for the comparable period in 1997 as a result of the revenue and expense variations discussed above.

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

The Company had working capital of ($3,302) and $2,772,951 at June 30, 1997 and September 30, 1997, respectively. The increase is due to the Private Placement discussed in Note C - Shareholder's Equity and the mergers discussed in Note B - General.

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

Date: November 26, 1997          Boots & Coots International Well
                                 Control, Inc.



                                 By:   /s/  THOMAS L. EASLEY
                                    ------------------------------------
                                    Thomas L. Easley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)