Form 10KSB/A
period 1997-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1997-12-05
CIK 833845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State issuer's revenues for its most recent fiscal year: $    2,564,087

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on December 3, 1997, based on the average of the bid and asked prices on that date was $118,817,044.

     The number of shares of the issuer's common stock outstanding on December 3, 1997 was 29,704,261.

                                 FORM 10-KSB/A

                                 ANNUAL REPORT
                       FOR THE YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS
________________________________________________________________________________

                                                                            Page
                                                                            ----

PART   I...................................................................... 1
       Item 1.   Description of Business...................................... 1
       Item 2.   Description of Property...................................... 5
       Item 3.   Legal Proceedings............................................ 6
       Item 4.   Submission of Matters to a Vote of Security-Holders.......... 6

PART  II...................................................................... 6
       Item 5.   Market for Common Equity and Related Stockholder Matters..... 6
       Item 6.   Management's Discussion and Analysis or Plan of Operation.... 6
       Item 7.   Financial Statements......................................... 9
       Item 8.   Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................... 9

PART III...................................................................... 9
       Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act... 9
       Item 10.  Executive Compensation.......................................12
       Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management...................................................13
       Item 12.  Certain Relationships and Related Transactions...............13
       Item 13.  Exhibits List and Reports on Form 8-K........................14

SIGNATURES....................................................................15

FINANCIAL STATEMENTS..........................................................16
       Independent Auditor's Report...........................................16
       Consolidated Balance Sheets............................................17
       Consolidated Statements of Operations..................................18
       Consolidated Statements of Shareholders' Equity........................19
       Consolidated Statements of Cash Flows..................................20
       Notes to the Consolidated Financial Statements.........................21

Purpose of this Amendment

     On September 29, 1997, the registrant filed its Form 10-KSB for the fiscal year ended June 30, 1997, a period during which the registrant had no material business or assets. Subsequent to its year end, the registrant acquired IWC Services, Inc. ("IWC Services" or the "Company"). The registrant reported the acquisition of IWC Services on a Form 8-K filed August 13, 1997. Nevertheless, the registrant believes that although it has previously reported the acquisition of IWC Services, the significance of the acquisition to the registrant and the interest of the public in such acquisition deserves greater disclosure than that required by Form 8-K. Accordingly, in order to provide such disclosure, the registrant has commissioned the independent audit of the consolidated financial statements of IWC Services and its subsidiaries as of June 30, 1997, and has elected to amend its previously filed Form 10-KSB. Such consolidated financial statements and management's discussion and analysis herein do not reflect the consolidated financial statements or operations of the registrant as of June 30, 1997, which were immaterial for such period. Such financial statements and discussion are contained in the Form 10-KSB filed September 29, 1997.

     For ease of reference for the reader, the registrant has elected to restate its responses to all of the Items to its previously filed Form 10-KSB, as well as update such information to a more current date, where appropriate.

     Subsequent to the registrant's acquisition of IWC Services, IWC Services acquired all of the operating assets of Boots & Coots, L.P., which was reported by the registrant in Form 8-K filed August 13, 1997. There have been additional significant recent events that affect the financial position of the registrant. In order to give the reader a better understanding of the financial position of the registrant after giving effect to such events, Note H--Events Subsequent to June 30, 1997 in Notes to Consolidated Financial Statements of IWC Services attached hereto contains an unaudited condensed consolidated balance sheet as of September 30, 1997, and a condensed consolidated statement of operations for the three months ended September 30, 1997.

                                    PART I

     ITEM 1.   DESCRIPTION OF BUSINESS

     GENERAL

     Havenwood Ventures, Inc. ("Havenwood"), incorporated in Delaware in April 1988, was originally formed to serve as a blind pool investment fund, and in July 1988 raised $499,500 in an initial public offering of its common stock. After completing its initial public offering, Havenwood elected to use its available resources to develop a theme attraction in Sedona, Arizona. During the fiscal year ended June 30, 1992, Havenwood elected to discontinue development of the attraction as a result of its inability to attract financing for further development of the project. Havenwood thereafter divested itself of the project and was left with no material assets or liabilities and no ongoing business activities.

     Havenwood remained inactive until it acquired IWC Services, Inc., a Texas corporation, on July 29, 1997. Havenwood acquired IWC Services in a transaction structured as a "reverse triangular merger" (the "Merger") between Havenwood Acquisition Corporation, a Texas corporation ("Newco"), which was a wholly owned subsidiary of Havenwood formed for the sole purpose of consummating the Merger, and IWC Services. In furtherance of the Merger, Havenwood effected a "reverse split" of its common stock in the ratio of one new share for every 135 shares held by a stockholder of Havenwood; provided, however, that no single stockholder's ownership was reduced to fewer than 100 shares. Immediately prior to the Merger, the principal stockholders of Havenwood surrendered a total of 740,740 shares of common stock to Havenwood for cancellation. As a result of the Merger, Havenwood issued to the former stockholders, warrantholders and optionholders of IWC Services (i) 15,502,000 shares of common stock of Havenwood (approximately 92% of the then issued and outstanding common stock); (ii) warrants to purchase up to $3,000,000 of Havenwood's common stock; and (iii) options to purchase 1,955,000 shares of Havenwood's Common Stock at a price of $0.43 per share and (iv) IWC Services became a wholly-owned subsidiary of Havenwood. Immediately after the Merger Havenwood changed its name to Boots & Coots International Well Control, Inc. ("Boots & Coots/IWC" or "B&C/IWC").

     On July 31, 1997, IWC Services acquired all the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and all the issued and outstanding stock of Boots & Coots de Venezuela, S.A., and Boots & Coots Overseas, Ltd. For more information regarding the acquisition of IWC Services by B&C/IWC and IWC Services' acquisition of the assets of Boots & Coots, L.P., see the Form 8-K of the Company filed with the Securities and Exchange Commission (the "SEC") on August 13, 1997.

     On September 18, 1997, Boots & Coots/IWC closed the offering through private placement of the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to the Company after placement agent's fees and expenses of the offering were approximately $6,323,000 and were used to pay the Boots & Coots L.P. acquisition notes and for working capital.

     On September 25, 1997, IWC Services formed a wholly-owned subsidiary company, ABASCO, Inc. to purchase the assets of ITS Environmental, a manufacturer of oil spill containment booms, mops and other oilfield emergency equipment. The Company paid $1,590,000 cash and issued 300,000 shares of common stock to acquire the manufacturing equipment, inventory and customer lists.

     As of the date hereof, B&C/IWC, through its operating subsidiary, IWC Services is a global-response well control service company that specializes in oil field emergencies, including blowouts and well fires. In addition, IWC Services provides snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company who resigned their positions after Mr. Adair retired and sold the company. IWC Services conducts its current operations through seven subsidiaries and one strategic alliance. IWC Services' wholly-owned subsidiaries are Hell Fighters, Inc., a Texas Corporation, Boots & Coots Overseas, Ltd., a British Virgin Islands Corporation, International Well Control Services, Ltd., a Cayman Islands Corporation, Boots & Coots de Venezuela, S.A., a Venezuela Corporation, IWC Engineering, Inc. a Texas Corporation, and ABASCO, Inc., a Texas Corporation. IWC de Venezuela, C.A., a Venezuelan corporation is a majority-owned (90%) subsidiary of International Well Control Services, Ltd.

     For convenience of reference, IWC Services, the surviving operating entity of the Merger, and its subsidiaries are collectively referred to herein as the "Company".

     SERVICES PROVIDED BY IWC SERVICES

     The Company is a global-response oil field services company that specializes in responding to and controlling oil field emergencies, including blowouts and well fires. In addition, the Company provides snubbing and other non-critical services for the oil service sector. The Company's staff of well control specialists has a combined total of over 220 years of experience in oil well firefighting and an excellent safety record. Throughout their careers, these professionals have worked in virtually every major oil producing region in the world and controlled more than 4,000 oil well fires, including the 1963 Devil's Cigarette Lighter fire, the 1988 Piper-Alpha Platform disaster and the 1991 Burgan Field fires that were started by Iraqi troops during their retreat from Kuwait during the Gulf War. The Company's principal services lines include:

     Well Control. This service line is divided into two distinct service levels: (1) "Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred; (2) "Non-critical Event" response, on the other hand, is intended for the more common operating problems that do not involve escaping hydrocarbons.

     Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in revenues to the Company in excess of $5 million in the year of the incident.

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

     Consulting; Drilling Engineering. The Company has the ability to provide through its highly-specialized in-house engineering staff, supplemented if necessary by outside engineering consultants and the Halliburton Energy Services division (see the "Halliburton Alliance" below), engineering services for such areas as: (1) planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations), (2) planning and design of production facilities which are susceptible to well capping or other control procedures; and, (3) mechanical and computer aided designs for well control equipment.

     Consulting; Inspections. A cornerstone of the Company's strategy of preventive well control services involves on-site services for drilling and workover rigs, drilling and production platforms, and field production facilities. Since these inspection services will be offered as a standard option in Halliburton's field service programs, the Company anticipates that inspection services will become an important source of revenue.

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

     Manufacturing of emergency containment equipment. Through IWC Services' newly acquired subsidiary, ABASCO, Inc., the Company manufactures a full line of containment booms, mops and oil skimming equipment for sale around the world.

     HALLIBURTON ALLIANCE

     In response to ongoing changes in the emergency response segment of the oil field service industry, the Company entered into a global strategic alliance with Halliburton in October 1995. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALL"(SM), draws on the expertise and abilities of both companies and offers a total well control solution for oil and gas producers worldwide. WELLCALL(SM) provides a complete range of well control services including blowout control, snubbing services, pumping services, debris removal, firefighting, relief well planning, pre-event troubleshooting, contingency planning, and other specialized services. The specific benefits that WELLCALL(SM) provides to an operator include:

     . Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week.

     . A full-time team of experienced well control specialists that are dedicated to safety.

     .   Specialized equipment design, rental, and sales.

     . Contingency planning consultation where WELLCALL(SM) specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan.

     . A single-point contact to activate a coordinated total response to well control needs.

     Operators contracting with WELLCALL(SM) receive a Strategic Event Plan, or S.T.E.P., a comprehensive contingency plan for well control that is region-specific, reservoir-specific, site-specific and well-specific. The S.T.E.P. plan provides the operator with a written, comprehensive and coordinated action plan that incorporates historical data, pre-planned call outs of Company and Halliburton personnel, pre-planned call outs of necessary equipment and logistical support to minimize response time and coordinate the entire well control effort. Thereafter, in the event of a blowout, WELLCALL(SM) provides the worldwide engineering and well control equipment capabilities of Halliburton and the firefighting expertise of the Company through an integrated contract with the operator.

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

     BUSINESS STRATEGY

     Over the next few years, the Company intends to expand its operations and build upon its demonstrated strengths while increasing revenues from consulting services and Non-critical Event activities. Recognizing that the well control services business is a finite market whose upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis to establish a stable revenue base. IWC Services intends to accomplish its objectives by promoting the Halliburton Alliance, integrating the business of Boots & Coots L.P. with the business of IWC Services, increasing the geographical scope of its education programs, capitalizing on the industry reputation of IWC Services' key firefighting personnel and establishing additional Company-owned Fire Stations at locations outside the United States. Like the IWC Services owned Fire Stations in Houston, Texas, and Duncan, Oklahoma, the industry supported Fire Stations on the North Slope of Alaska and the Fire Station in Anaco, Venezuela, the proposed Company-owned Fire Stations would include the equipment required to respond to a blowout or fire. Using its education programs, its Fire Stations and the Halliburton Alliance as a foundation, IWC Services then plans to offer a broader range of services to oil and gas producers worldwide, thereby increasing both its market share and the absolute size of the market.

     Due to the fragmented nature of the oil field services industry, IWC Services believes a number of attractive acquisition opportunities exist in the pressure control, emergency response and environmental services segments of the business. The oil field services business in general, and the emergency response and environmental remediation segments in particular, are characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets. IWC Services believes that the owners of locally oriented companies may be willing to consider becoming part of a larger organization.

     IWC Services hopes to expand its existing well control operations and enter the training, specialty tools and environmental services businesses through internal growth, acquisitions, joint-ventures and strategic alliances.

     EMPLOYEES

     As of the date hereof, the Company has 60 full-time and contractual full-time employees, including two executive officers, seventeen well control and firefighting specialists, seventeen manufacturing employees, nine sales and marketing representatives and fifteen administrative staff members. In addition, the Company has several part-time employees and consultants. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

     IWC Services owns a facility in northwest Houston, Texas, that includes approximately two acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000. In addition, the Company leases an 11,000 square foot Fire Station facility in Houston, Texas, which space is rented through January 2000 for a monthly rental of $4,476.

ITEM 3.    LEGAL PROCEEDINGS

     B&C/IWC is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, which is not routine litigation incidental to its business or in which the amount involved, exclusive of interest and costs, exceeds ten percent of the current assets on a consolidated basis.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the security holders of B&C/IWC (formerly Havenwood) during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     B&C/IWC's Common Stock is traded in the over-the-counter market OTCBB:BCWC. For the year ended June 30, 1997, B&C/IWC (formerly Havenwood) had no business or assets and bid prices for its stock were not published. Subsequent to June 30, 1997, and after the acquisition of IWC Services, Inc., limited trading in B&C/IWC's stock occurred. Trading has occurred only for one complete calendar quarter, which information is reflected below.


                       Quarter Ended September 30, 1997
                       --------------------------------

             High Bid                                    Low Bid
             --------                                    -------

              $10.80                                      $1.35


     The bid information has been provided by National Quotation Bureau, Inc., and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 1, 1997 B&C/IWC 's Common Stock was held by approximately 228 holders of record. B&C/IWC estimates that it has a significantly larger number of shareholders because a substantial number of B&C/IWC's shares are held of record by broker-dealers for their customers in street name. B&C/IWC has not paid any cash dividends on its Common Stock to date. There are no restrictions which limit B&C/IWC's ability to pay cash dividends on its Common Stock; however, B&C/IWC's current policy is to retain earnings to provide funds for the operation and expansion of its business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Consolidated Financial Statements of IWC Services and the notes thereto included elsewhere herein. The following discussion contains certain forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which may cause actual results to differ significantly from such forward-looking statements. The following discussion does not include results of operations of B&C/IWC (formerly Havenwood) which were immaterial for such periods or the results of operations of Boots & Coots L.P. Accordingly, the historical results described below are not necessarily indicative of future levels of revenues and expenses. See Note H - Events Subsequent to June 30, 1997 in Notes to Consolidated Financial Statements.

GENERAL

     IWC Services commenced operations on May 4, 1995 through its wholly-owned subsidiary Hell Fighters, Inc. Accordingly, results of operations for the period from May 4, 1995 through June 30, 1995 are not comparable to results of operations for the fiscal years ended June 30, 1996 and 1997. A significant portion of the Company's revenues are derived from blowout control of Critical and Non-critical Events. The timing and magnitude of such events result from acts of nature, equipment failures or human error and therefore are not specifically predictable. Accordingly, the IWC Services revenues from such services can vary significantly from period to period.

RESULTS OF OPERATIONS

     Comparison of Year Ended June 30, 1996 with Year Ended June 30, 1997.

     Revenues were $1,662,121 for the year ended June 30, 1996 ("fiscal 1996") compared to $2,564,087 for the year ended June 30, 1997 ("fiscal 1997"). This increase was the result of increased market share from diversification of IWC Services' client base.

     Operating expenses were $1,320,702 for fiscal 1996, compared to $1,459,640 for fiscal 1997. The increase was the result of expanded operations in the fourth quarter of fiscal 1997 due to expanded business activity.

     General and administrative expenses were $772,626 for fiscal 1996, compared to $1,061,259 for fiscal 1997. The increase was primarily the result of investments in expanded corporate infrastructure and expanded marketing and advertising to increase market share and diversify the Company's client base.

     Depreciation and amortization expense increased from $49,893 for fiscal 1996, compared to $111,469 for fiscal 1997, primarily as the result of a full year of depreciation on equipment additions made in fiscal 1996.

     Other income (expenses) was $4,216 for fiscal 1996, compared to a net expense of ($62,774) for fiscal 1997, resulting primarily from higher interest expense on financed equipment purchases made during the 1996 period and interest expense on the 12% Senior Subordinated Notes sold through June 30, 1997.

     Income taxes for fiscal 1996, includes a credit for the reversal of a deferred federal income tax provision of $139,000 for the 1995 start-up period. Substantially all of the balance of income taxes for both fiscal 1996 and fiscal 1997 represents foreign taxes withheld on various international projects.

     IWC Services sustained a net loss of $339,066 for fiscal 1996, compared to a net loss of $155,624 for the comparable period in 1997 as a result of the revenue and expense variations discussed above.

     Liquidity and Capital Resources. IWC Services' capital resources consist of capital raised directly by IWC Services ("Direct Capital") and capital raised through strategic alliances, joint ventures and similar arrangements ("Indirect Capital"). In general, the amount and availability of Direct Capital and Indirect Capital will affect the scope of IWC Services' operations, its profitability and the speed of its growth. While IWC Services has historically relied on Direct Capital for substantially all of its business activities, it is anticipated that a significant portion of the capital required for the establishment by IWC Services of additional Fire Stations may be financed with Indirect Capital.

     IWC Services had working capital of $221,619 and $1,235,066 at June 30, 1996 and 1997, respectively. IWC Services received during the period from May 4, 1995 through June 30, 1996 a total of $691,835 in cash from the issuance of shares of Common Stock to founding shareholders. These funds were used for working capital and payment of vendors for Emergency Resources International, Inc., as discussed in Note A to the accompanying consolidated financial statements.

     During the year ended June 30, 1997, IWC Services sold, in a private placement, $1,555,000 in principal amount of 12% Senior Subordinated Notes (the "Notes") with detachable warrants with an additional $1,445,000 sold subsequent to June 30, 1997. The net proceeds from such sales were used to fund the cash requirements at closing of the acquisition of the operating assets of Boots & Coots L.P. ($1,125,000) and to add to working capital. IWC Services terminated the offering of the Notes in July 1997 and made an offer to the Noteholders to exchange, effective September 12, 1997, their warrants and notes into B&C/IWC common stock at $0.75 per share. Notes and warrants with face amount of $2,900,000 were exchanged for common stock.

     On September 18, 1997, B&C/IWC closed the offering through private placement of the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to B&C/IWC after placement agent's fees and expenses of the offering were approximately $6,323,000 and were used to pay the Notes issued in connection with the acquisition of the operating assets of Boots & Coots L.P. and for working capital.

     B&C/IWC believes it will have sufficient cash, together with cash resources available from working capital and cash flow from operations, to carry out its business plan over the upcoming twelve month period, including the beginning of a program for the establishment of additional regional Fire Stations and implementation of a multi-year marketing program for the Halliburton Alliance.

ITEM 7.    FINANCIAL STATEMENTS

     The Consolidated Financial Statements of IWC Services appear at pages 16 through 30 hereof and are incorporated herein by reference. The Audited Financial Statements of B&C/IWC were filed with Form 10-KSB filed September 29, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     B&C/IWC has not had any disagreements with its independent accountants and auditors, however, in connection with the acquisition of IWC Services, B&C/IWC (formerly Havenwood) changed accounting firms, as disclosed in the Form 8-K filed with the SEC on August 13, 1997.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     In connection with the acquisition by B&C/IWC of IWC Services, the officers and directors of B&C/IWC resigned and were replaced by the officers and directors of IWC Services. This report sets forth information regarding the officers and directors of B&C/IWC as of September 26, 1997.

     The following table lists the name and age of each director and executive officer of B&C/IWC, as well as those persons expected to make a significant contribution to B&C/IWC.

       Name                  Age    Position
       ----                  ---    --------

       Larry H. Ramming       50    Chief Executive Officer, Chairman
       Brian Krause           41    President, Director
       Thomas L. Easley       52    Chief Financial Officer
       Raymond Henry          53    Director of Well Control Operations
       K. Kirk Krist          38    Director
       Jerry Winchester       38    Director Nominee
       Doug Johnson           45    Director Nominee

     Other key officers, technical and operating personnel of B&C/IWC and its principal subsidiaries and their ages are as follows:


       Name                  Age    Position
       ----                  ---    --------

       Richard Hatteberg      58    Senior Vice President, Well Control
       Danny Clayton          49    Senior Vice President, President of IWC de
                                    Venezuela
       Mike Foreman           35    Senior Well Control Specialist
       Juan Moran             38    Senior Well Control Specialist
       Rolando A. Gomez       41    Manager, Engineering and Training
       James Tuppen           41    Senior Vice President, Well Control
       W. D. Cochran          63    Service Manager, Industrial and Marine
                                    Division
       Larry Flak             41    Vice President, Engineering Services

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

     Jerry Winchester has been nominated by the Board to serve as a Class II Director for a two-year term that will expire on the date of the 1999 annual meeting of stockholders. He has not previously held a position or office with the Company. Mr. Winchester presently serves as product manager for Well

Control, Coiled Tubing and Special Services of Halliburton Energy Services, a position he has held since 1993. Before assuming this position, Mr. Winchester was employed by Halliburton Energy Services for 10 years in other positions of increasing responsibility. Mr. Winchester is a graduate of Oklahoma State University.

     Doug Johnson has been nominated by the Board to serve as a Class II Director for a two-year term that will expire on the date of the 1999 annual meeting of stockholders. He has not previously held a position or office with the Company. Mr. Johnson presently serves as president of Johnson Broadcasting, Inc., a privately-held company that owns KNWS-TV51 in Houston, Texas and KLDT-TV55 in Dallas, Texas. Previously, Mr. Johnson served as Vice President of DJ Broadcasting, Inc. a family-owned corporation that operated WXON-TV20 in Detroit, Michigan. Mr. Johnson attended the University of Michigan.

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

ITEM 10.   EXECUTIVE COMPENSATION

     For the fiscal year ended June 30, 1997, none of the former officers or directors of B&C/IWC (formerly Havenwood) received compensation. For the fiscal year ended June 30, 1997, none of the officers or directors of IWC Services received compensation in excess of $100,000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information regarding the beneficial ownership of B&C/IWC's equity securities at November 14, 1997 by (i) each person who is known by B&C/IWC to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of B&C/IWC's directors and director nominees, and (iii) all directors and officers as a group. Unless otherwise noted, the named individual has sole voting and investment power with respect to beneficially owned shares.


    NAME AND ADDRESS OF               NUMBER OF SHARES       PERCENTAGE OF
    BENEFICIAL OWNER (1)              BENEFICIALLY OWNED       OWNERSHIP
  *Larry H. Ramming (2)(3)                9,165,400              30.86%
  *Raymond Henry (2)(4)                   4,791,200              16.13%
  Mark S. Howells (5)                     1,765,988               5.95%
  Jeffrey J. Puglisi (5)                  1,566,615               5.27%
  *Brian Krause (2)                       1,341,200               4.52%
  *Doug Johnson                             993,333               3.34%
  *Richard Hatteburg (2)                  1,150,000               3.87%
  *Danny Clayton (2)                      1,150,000               3.87%
  *K. Kirk Krist                            570,700               1.92%
  *Thomas L. Easley                         217,040               0.73%
  *Jerry Winchester                               -                  -
  *All officers and directors
   as a group (eight persons)            10,946,473              36.85%

(1) Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) In May 1995, Messrs. Krause, Henry, Hatteberg and Clayton entered into the Voting Trust Agreement which gives Messrs. Ramming and Henry, as co-trustees, the absolute right to vote all the shares of the Company's Common Stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000. In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tie-breaker.

(3) Includes 4,374,200 shares owned by Mr. Ramming and members of his immediate family, including certain family-owned entities and 4,791,200 shares owned by Messrs. Krause, Henry, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(4) Includes 1,150,000 shares owned by Mr. Henry and 3,641,200 shares owned by Messrs. Krause, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(5) Messrs. Howells and Puglisi are principals of Arizona Securities. Includes an aggregate of 1,431,002 shares of Common Stock purchased from a stockholder of the Company for cash and an aggregate of 1,901,601 shares of Common Stock transferred from Arizona Securities.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than discussed below, no relationships or transactions between the registrant and the persons specified in Items 404 of Registration S-B occurred during the past two fiscal years or are proposed which require disclosure pursuant to Item 404 of Registration S-B.

    B&C/IWC shares certain administrative facilities and services including corporate office space, administrative personnel and office support equipment with Buckingham Capital Corporation, an affiliate of the Company's controlling shareholder. For the years ended June 30, 1996 and 1997, the Company paid $214,542 and $235,981, respectively, to Buckingham Capital Corporation for such services. Management believes such charges are comparable to what would have been paid to outside parties for such facilities and services.

     During the year ended June 30, 1997, IWC Services incurred $155,500 in financial consulting fees for services rendered by Buckingham Capital Corporation in connection with IWC Services' private offering of $3,000,000 principal amount of 12% Senior Subordinated Notes. Such amount was included with deferred financing cost at June 30, 1997 and is being amortized over the term of the Notes.

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

     a) Exhibits

           Exhibit No.     Description                              Location
           -----------     -----------                              --------
             3.01          Amended and Restated Certificate of      Exhibit 3.2 of Form 8-K filed
                             Incorporation                            August 13, 1997
             3.02          Amendment to Certificate of              Exhibit 3.3 of Form 8-K filed
                             Incorporation                            August 13, 1997.
             3.03          Amended Bylaws                           Exhibit 3.4 of Form 8-K filed
                                                                      August 13, 1997
             4.01          Specimen Certificate for the             Exhibit 4.1 of Form 8-K filed
                             Registrant's Common Stock                August 13, 1997
             4.02          Form of 12% Senior Subordinated          Exhibit 4.2 of Form 8-K filed
                             Notes due December 31, 2000              August 13, 1997
             4.03          Form of Noteholders' Warrants to         Exhibit 4.3 of Form 8-K filed
                             Purchase $3,000,000 of Common Stock      August 13, 1997
             4.04          Form of Employees Options to             Exhibit 4.4 of Form 8-K filed
                             Purchase 690,000 Shares of Common        August 13, 1997
                             Stock
             4.05          Form of Contractual Options to           Exhibit 4.5 of Form 8-K filed
                             Purchase 1,265,000 Shares of Common      August 13, 1997
                             Stock
             9.01          Voting Trust Agreement between Larry     Exhibit 9.1 of Form 8-K filed
                             H. Ramming, Raymond Henry, Richard       August 13, 1997
                             Hatteberg, Danny Clayton and Brian
                             Krause
             10.01         Alliance Agreement between IWC           Exhibit 10.1 of Form 8-K filed
                             Services, Inc. and Halliburton           August 13, 1997
                             Energy Services, a division of
                             Halliburton Company
             10.02         Executive Employment Agreement of        Exhibit 10.2 of Form 8-K filed
                             Larry H. Ramming                         August 13, 1997
             10.03         Executive Employment Agreement of        Exhibit 10.3 of Form 8-K filed
                             Raymond Henry                            August 13, 1997
             10.04         Executive Employment Agreement of        Exhibit 10.4 of Form 8-K filed
                             Brain Krause                             August 13, 1997
             10.05         Executive Employment Agreement of        Exhibit 10.5 of Form 8-K filed
                             Richard Hatteberg                        August 13, 1997
             10.06         Executive Employment Agreement of        Exhibit 10.6 of Form 8-K filed
                             Danny Clayton                            August 13, 1997
             10.07         Asset Purchase Agreement of              Exhibit 10.1 of Form 10-QSB/A
                             ABASCO, Inc.                             filed November 26, 1997
             10.08         Stock Purchase Agreement of              Exhibit 10.2 of Form 10-QSB/A
                             ABASCO, Inc.                             filed November 26, 1997
             11.01         Computation of Per Share Earnings        Filed herewith
             21.01         List of subsidiaries                     Exhibit 11.01 of Form 10-KQSB filed
                                                                      September 9, 1997
             27.01         Financial Data Schedule                  Filed herewith

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

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:   /s/ Larry H. Ramming                          Date: December 2, 1997
   -------------------------------------
   LARRY H. RAMMING, CHIEF EXECUTIVE OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

        Signature                         Title                       Date
        ---------                         -----                       ----

By:  /s/ LARRY H. RAMMING       Chief Executive Officer and     December 2, 1997
   ------------------------     Director
   Larry H. Ramming

By:  /s/ THOMAS L. EASLEY       Chief Financial Officer         December 2, 1997
   ------------------------
   Thomas L. Easley

By:  /s/ BRIAN KRAUSE           President and Director          December 2, 1997
   ------------------------
   Brian Krause

By:  /s/ KIRK KRIST             Director                        December 2, 1997
   ------------------------
   Kirk Krist

By:  /s/ DAVID G. WILLIAMS      Controller                      December 2, 1997
   ------------------------
   David G. Williams

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
IWC Services, Inc. (a wholly-owned
subsidiary of Boots & Coots International Well Control, Inc.)
Houston, Texas

We have audited the accompanying consolidated balance sheets of IWC Services, Inc. and subsidiaries as of June 30, 1996 and June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWC Services, Inc. and subsidiaries as of June 30, 1996 and June 30, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Houston, Texas
November 19, 1997

                      IWC SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,    JUNE 30,
                                                        1996        1997
                                    ASSETS            --------   ----------
                                    ------

CURRENT ASSETS:
 Cash                                                 $ 53,957   $  701,321
 Receivables - trade and other (no allowance
   for doubtful accounts)                              305,028    1,380,570
 Inventories and supplies                                    -      288,265
 Prepaid expenses                                        6,450       49,754
                                                      --------   ----------
     Total current assets                              365,435    2,419,910
                                                      --------   ----------
PROPERTY AND EQUIPMENT:
 Firefighting equipment                                143,896      151,442
 Shop and other equipment                              162,013      157,014
 Vehicles                                               27,697       27,697
 Office equipment and improvements                      49,694      165,029
                                                      --------   ----------
                                                       383,300      501,182
  Accumulated depreciation and amortization            (37,279)    (110,476)
                                                      --------   ----------
                                                       346,021      390,706
                                                      --------   ----------
OTHER ASSETS:
 Deferred financing costs and other assets - net        18,337      443,448
 Goodwill - net of amortization of $12,614 and
   $25,677 at June 30, 1996 and 1997,
   respectively                                        176,601      170,272
                                                      --------   ----------
     Total assets                                     $906,394   $3,424,336
                                                      ========   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
 Accounts payable                                     $ 65,016   $  666,458
 Accrued liabilities and customer advances                   -      496,175
 Notes payable - current portion                        28,800       22,211
 Loan from shareholder                                  50,000            -
                                                      --------   ----------
     Total current liabilities                         143,816    1,184,844
                                                      --------   ----------
Notes Payable - noncurrent                              28,800       14,338

12% Senior Subordinated Notes                                -    1,399,500

Commitments and Contingencies (Note F)

Shareholders' Equity:
 Preferred stock ($.00001 par, 5,000,000 shares
   authorized, no shares issued or outstanding)              -            -
 Common stock ($.00001 par, 50,000,000 shares
   authorized, 5,000,000 and 6,168,421 shares
   issued and outstanding at June 30, 1996
   and 1997, respectively)                                  50           62
 Additional paid-in capital                            800,710    1,048,198
 Accumulated deficit                                   (66,982)    (222,606)
                                                      --------   ----------
     Total shareholders' equity                        733,778      825,654
                                                      --------   ----------
     Total liabilities and shareholders' equity       $906,394   $3,424,336
                                                      ========   ==========


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      IWC SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Years Ended June 30,
                                                      -----------------------
                                                         1996        1997
                                                      ----------   ----------

REVENUES                                              $1,662,121   $2,564,087

COSTS AND EXPENSES:
 Operating expenses                                    1,320,702    1,459,640
 General and administrative                              772,626    1,061,259
 Depreciation and amortization                            49,893      111,469
                                                      ----------   ----------
                                                       2,143,221    2,632,368
                                                      ----------   ----------

OPERATING LOSS                                          (481,100)     (68,281)

OTHER INCOME (EXPENSES)                                    4,216      (62,774)
                                                      ----------   ----------

LOSS BEFORE INCOME TAXES                                (476,884)    (131,055)

INCOME TAX EXPENSE (BENEFIT)                            (137,818)      24,569
                                                      ----------   ----------

NET LOSS                                              $ (339,066)  $ (155,624)
                                                      ==========   ==========

LOSS PER SHARE (PRIMARY AND FULLY-DILUTED)            $    (0.07)  $    (0.03)
                                                      ==========   ==========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                 5,000,000    5,300,509
                                                      ==========   ==========



      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      IWC SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1996 AND 1997



                                                                                        RETAINED        TOTAL
                                               COMMON STOCK           ADDITIONAL        EARNINGS        SHARE-
                                            ------------------         PAID-IN        (ACCUMULATED     HOLDERS'
                                            SHARES      AMOUNT         CAPITAL          DEFICIT)        EQUITY
                                            ------      ------       ----------        ---------      ---------
BALANCES, July 1, 1995                         1,000    $ 0          $    1,000       $  272,084      $ 273,084

   Common stock issued                     4,999,000     50             799,710                -        799,760

   Net loss                                        -      -                   -         (339,066)      (339,066)
                                           ---------    ---          ----------       ----------      ---------
BALANCES, June 30, 1996                    5,000,000     50             800,710          (66,982)       733,778

   Common stock options issued
       for services rendered                       -            -        46,000                -         46,000

    Common stock issued for services
        Rendered                             100,000      1               9,999                -         10,000

   Common stock issued                     1,068,421     11                 (11)               -              -

   Common stock issued as compensation             -      -              36,000                -         36,000

   Sale of common stock warrants                   -      -             155,500                -        155,500

   Net loss                                        -      -                   -         (155,624)      (155,624)
                                           ---------    ---          ----------       ----------      ---------
BALANCES, June  30, 1997                   6,168,421    $62          $1,048,198       $ (222,606)     $ 825,654
                                           =========    ===          ==========       ==========      =========

      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      IWC SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended June 30,
                                                                        -------------------------
                                                                           1996           1997
                                                                        -----------   -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (339,066)  $  (155,624)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                                             37,279        74,480
    Amortization                                                             12,614        36,989
    Common stock issued as compensation                                           -        36,000
    Deferred income taxes                                                  (139,000)            -
    Net effect of changes in assets and liabilities
      related to operating accounts:
   Receivables                                                              135,864    (1,075,542)
   Inventories and supplies                                                       -      (288,265)
   Prepaid expenses                                                          (6,450)      (43,304)
   Deferred costs and other assets                                                -       (33,950)
   Accounts payable                                                          15,016       601,442
   Accounts liabilities and customer advances                                     -       496,175
                                                                        -----------   -----------
     Net cash used in operating activities                                 (283,743)     (351,599)
                                                                        -----------   -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                        (362,294)     (122,882)
   Disposition of assets                                                          -         4,010
   Acquisition of business and other                                       (115,378)      (44,983)
                                                                        -----------   -----------
    Net cash used in investing activities                                  (477,672)     (163,855)
                                                                        -----------   -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds for issuance of debt and warrants                                65,330     1,555,000
   Deferred financing costs                                                       -      (321,132)
   Debt repayments                                                          (97,997)      (71,050)
   Proceeds from sales of common stock                                      690,835             -
                                                                        -----------   -----------
   Net cash provided by financing activities                                658,168     1,162,818
                                                                        -----------   -----------

  NET INCREASE (DECREASE) IN CASH                                          (103,247)      647,364

  CASH, beginning of year                                                   157,204        53,957
                                                                        -----------   -----------

  CASH, end of year                                                     $    53,957   $   701,321
                                                                        ===========   ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest                                               $       968   $    53,427
   Cash paid for income taxes                                           $     1,182   $    22,996
                                                                        ===========   ===========

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock and options issued in exchange for property
    and equipment and services rendered (deferred)                      $   108,925   $    56,000
                                                                        ===========   ===========


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       IWC SERVICES, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Organization - IWC Services, Inc. (IWC or the Company) was incorporated in the state of Texas on June 27, 1995, commenced business activities July 1, 1995, and issued 100,000 shares of no par common stock (increased to 5,000,000 pursuant to 50 to one stock split discussd in Note D) in exchange for cash of $549,000, property and equipment valued at $108,925 assigned by Buckingham Capital Corporation, and services performed by certain other shareholders. The shareholders of Hell Fighters, Inc. (Hell Fighters), a Texas corporation incorporated on May 4, 1995, contributed to IWC all of their outstanding common shares of Hell Fighters, which then became a wholly-owned subsidiary of IWC. Prior to the acquisition of Hell Fighters, the Company had no operations; therefore, Hell Fighters is deemed the predecessor business of IWC Services, Inc.

      IWC and its subsidiaries are engaged in the oil and natural gas well control segment of the oil- field services industry, providing services on an international basis in well blowout control and/or firefighting, specialized firefighting and well control equipment rental and sales, consulting engineering services, drilling rig and production facilities inspection, safety training courses and blowout contingency planning.

      The accompanying consolidated financial statements include the financial transactions and accounts of IWC and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      Property and Equipment - Property and equipment is stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: firefighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Office leasehold improvements are amortized over the remaining primary lease terms.

      Goodwill - In 1994, Buckingham Funding Corporation, an affiliate of Buckingham Capital Corporation, acquired a majority interest in the outstanding shares of Emergency Resources International, Inc. (ERI), a corporation engaged in oil and natural gas well control services, in exchange for payment of certain ERI liabilities and assumption of certain contingent liabilities. Effective May 4, 1995, the Company, through its subsidiary Hell Fighters, retained the services of certain employees of ERI, and in exchange for payments to vendors for certain ERI contractual obligations for equipment, materials and services, and was assigned by ERI ownership rights to such equipment, technology and the use of the trade name of International Well Control. In addition, Hell Fighters assumed the contractual rights and obligations for then existing client service contracts. The excess of ERI related expenditures over related revenues collected for ERI operational activities prior to May 1995 has been accounted for as goodwill and is being amortized ratably over 15 years.

      Revenue Recognition - Revenue is recognized on the Company's service contracts either as earned on the basis of day work completed or, for turnkey contracts, on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from equipment sales is recognized upon contract completion.

                      IWC SERVICES, INC. AND SUBSIDIARIES

      Foreign Currency Translation - The functional currency of the Company's foreign operations is the U.S. dollar. All customer invoices and vender
      payments are denominated in U.S. currency.    Revenues and expenses from
      foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency transaction gains or losses are included in the Consolidated Statements of Operations.

      Inventories - Inventories consist primarily of equipment, parts and supplies in work-in-progress. Inventories are valued at the lower of cost or market using the average cost method.

      Earnings per share - Primary earnings per common and common equivalent share and the earnings per common and common equivalent share assuming full dilution are computed on the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

      Income Taxes - The Company accounts for income taxes pursuant to the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carryforwards.

      Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 15, 1995. This pronouncement specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The adoption of this pronouncement in 1996 did not have a material impact on the Company's financial condition or operating results.

      The FASB issued SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal years beginning after December 15, 1995. This pronouncement allows companies to choose to adopt the statement's new rules for accounting for employee stock based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings would have been if the new rules had been adopted. Management adopted the provisions of this statement in the fiscal year ended June 30, 1997; see note D -Capital Stock for further discussion.

      The FASB issued SFAS No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period per share data presented. The Company does not believe the new statement will have a material impact upon previously presented earnings per share information.

                      IWC SERVICES, INC. AND SUBSIDIARIES

      The FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of these standards, management has been unable to fully evaluate the impact if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

      Cash Flow Information - The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Unaudited Interim Information - The accompanying financial information as of September 30, 1997 and for the three month period ended September 30, 1997 has been prepared by the Company, without audit. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principals.


  B.  INCOME TAXES:

      The Company and its wholly-owned domestic subsidiaries file a consolidated federal income tax return. The Company's wholly-owned subsidiary, Hell Fighters, filed on a separate return basis utilizing the cash method of accounting for its initial period of operations from May 4, 1995 through June 30, 1995. Deferred taxes of approximately $139,000 were provided for such short tax period and reversed as a credit for the year ended June 30, 1996 when Hell Fighters and other wholly-owned domestic subsidiaries were included in a consolidated federal income tax return for IWC.

                      IWC SERVICES, INC. AND SUBSIDIARIES

      The provision for income taxes shown in the Consolidated Statements of Operations differs from the amount that would be computed if the loss before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

                                                                            Years Ended June 30,
                                                                         ------------------------
                                                                             1996          1997
                                                                          ----------    ---------

          Tax benefit at statutory rate                                   $(162,141)    $ (44,559)
          Foreign taxes                                                       1,182        24,569
          Unrecognized net operating losses                                  23,141        44,559
                                                                          ---------     ---------
          Provision (benefit) for income taxes                            $(137,818)    $  24,569
                                                                          =========     =========

    The approximate tax effect of significant temporary differences representing deferred tax assets and liabilities at June 30, 1996 and 1997 are as follows:

                                                                             1996          1997
                                                                          ----------    ---------

          Net operating loss carryforwards                                $   30,000    $  74,000
          Valuation allowance                                                (30,000)     (74,000)
                                                                          ----------    ---------

          Net deferred tax asset, net                                     $        -    $       -
                                                                          ==========    =========

      The valuation allowance increased $30,000 and $44,000 in the year ended June 30, 1996 and 1997, respectively, because of net operating loss carryforwards generated in those years.

      As of June 30, 1997, the Company has net operating loss carryforwards of approximately $219,000 expiring in various amounts beginning in 2011.

  C.  NOTES PAYABLE:

      Notes payable consisted of the following at June 30, 1996 and 1997:

                                                                               1996           1997
                                                                           ----------      ----------
      Vehicle and equipment notes bearing interest at rates from
      9.24% to 12.25%, payable in monthly installments, through
      April 1999 and collateralized by vehicles and equipment.             $  57,600       $  36,549

      The $50,000 unsecured loan from shareholder outstanding at June 30, 1996 was repaid in full in July 1996, together with interest at 10%.

      In January 1997, the Company commenced an offering for up to $5,000,000 of debt financing on a "best-efforts" basis through a Private Placement Memorandum providing for the issuance of a minimum of 500 and a maximum of 5,000 Investment Units at a price of $1,000 per Unit with a

                      IWC SERVICES, INC AND SUBSIDIARIES
      minimum investment of 25 Units. Each Unit consisted of a 12% Senior Subordinated Note of the Company in the principal amount of $1,000 with a warrant to purchase under certain circumstances shares of the Company's common stock at a discounted price. Management has estimated the fair value of the proceeds applicable to the warrants issued as of June 30, 1997 to be $155,500, which amount has been reflected as a discount on the Subordinated Notes and an increase to additional paid-in capital. Interest on the Notes at the rate of 12% per annum (13.3% effective interest rate based on reduced note balances) is payable semi-annually commencing July 1, 1997 with maturity date for the Notes on December 31, 2000, subject to extension for up to two periods of six months each with an increase in the interest rate to 14%. Net proceeds, after sales commissions and offering expenses, (deferred and amortized over term of notes) from this planned financing were utilized for working capital and business expansion purposes. Through June 30, 1997 subscriptions for $1,555,000 had been received and funded. See Note H regarding conversion of notes and warrants to Common Stock subsequent to June 30, 1997. Subsequent to June 30, 1997 the Company received additional subscription agreements of approximately $1,445,000 through termination of the offering in July 1997.

  D.  CAPITAL STOCK:

      At June 30, 1996, the Company had authorized capital stock of 1,000,000 shares of no par common stock of which 100,000 shares were issued and outstanding. Effective December 17, 1996, the Company amended its Articles of Incorporation and By-Laws increasing its authorized capital stock to 50,000,000 shares of $0.01 par value common stock by effecting a 50 to 1 stock split and 5,000,000 shares of $0.00001 par value preferred stock, which may be issued at the discretion of the Board of Directors. At June 30, 1996 and June 30, 1997, a total of 5,000,000 shares and 6,168,421 shares, respectively, of common stock were issued and outstanding. As discussed in Note H, on July 29, 1997 the Company completed a merger with Havenwood Ventures, Inc. and the par value of the common stock became $.00001 per share. All references herein have been restated to reflect the amended amounts.

      In November 1996, the Board of Directors approved the 1996 Incentive Stock Plan which allowed the Board of Directors to grant up to 500,000 incentive stock options to eligible employees. At June 30, 1997, an aggregate of 200,000 incentive stock options (adjusted to 460,000 shares at the completion of the merger with Havenwood Ventures, Inc., as discussed in Note H) had been issued which are exercisable by the holders thereof for a period of 10 years from the date of grant at an exercise price of $1.00 per share (adjusted to $.43 per share at the completion of the merger with Havenwood Ventures, Inc. as discussed in Note H). As of June 30, 1997 all of these options are currently exercisable and remain unexercised.

      In December 1996 and April 1997, the Company issued a total of 550,000 contractual stock options to five persons, including 200,000 options issued to certain officers and directors and 350,000 options issued to two attorneys (adjusted to 1,265,000 shares, 460,000 and 805,000 shares respectively at the completion of the merger with Havenwood Ventures, Inc. as discussed in Note H). These contractual stock options have a two-year term beginning on the original date of grant, are fully vested and are immediately exercisable by the holders thereof at a price of $1.00 per share (adjusted to $.43 per share at the completion of the merger with Havenwood Ventures, Inc. as discussed in Note H). As of June 30, 1997 all of these options are currently exercisable and remain

                      IWC SERVICES, INC. AND SUBSIDIARIES
      unexercised.

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's reported net loss and net loss per common share would have been decreased to the pro forma amounts indicate below:

                                                                            Year ended June 30,
                                                                                   1997
                                                                            --------------------
          Net loss                                   As reported                  $(155,624)
                                                     Pro forma                    $(219,724)

          Net loss per common share                  As reported                  $    (.03)
                                                     Pro forma                    $    (.04)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 7%, volatility of zero, no assumed dividend yield and expected lives of three years.

  E.  RELATED PARTY TRANSACTIONS:

      The Company shares certain administrative facilities and services including corporate office space, administrative personnel and office support equipment with Buckingham Capital Corporation, an affiliate of the Company's controlling shareholder. For the years ended June 30, 1996 and 1997, the Company paid $214,542 and $235,981, respectively, to Buckingham Capital Corporation for such services. Management believes such charges are comparable to what would have been paid to outside parties for such facilities and services.

      During the year ended June 30, 1997, the Company incurred $155,500 in financial consulting fees for services rendered by Buckingham Capital Corporation in connection with the Company's private offering of $3,000,000 principal amount of 12% Senior Subordinated Notes. Such amount was included with deferred financing cost at June 30, 1997 and is being amortized over the term of the Notes.

  F.  COMMITMENTS AND CONTINGENCIES:

      The Company leases shop and equipment storage facilities under a five-year operating lease expiring January 2000 at a monthly rental of $4,476. Effective March 22, 1997, the Company entered into a sub-lease for new corporate office facilities under an operating lease expiring August 31, 2003 at an initial monthly base rental rate of $8,431 through September 23, 1997, decreasing to $7,410 per month through February 28, 1998 and $6,255 per month thereafter.

                      IWC SERVICES, INC. AND SUBSIDIARIES

      At June 30, 1997, future minimum lease payments under these noncancellable operating leases are approximately:

  Years Ending June 30,                                             Amount
  ---------------------                                            ---------
          1998                                                     $ 141,000
          1999                                                       129,000
          2000                                                       102,000
          2001                                                        75,000
          2002                                                        75,000
          Thereafter                                                  88,000
                                                                   ----------
                                                                   $ 610,000
                                                                   ==========

      Rent expense for the years ended June 30, 1996 and 1997, was approximately $47,000 and $77,000, respectively.

      In June 1997, the Company was included as a co-defendant in an amendment to a lawsuit originally filed by the Community Survivor and the Estate of certain deceased employees of Boots & Coots resulting from an accident in May 1995. The Company filed and was granted a motion for dismissal from this lawsuit.

  G.  REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

      During the periods presented below, the following customers represented significant concentrations of revenues:

                                                                                            Years Ended
                                                                                              June 30,
                                                                                       ----------------------
                                                                                         1996         1997
                                                                                       --------      --------
                          Customer A                                                   $679,099      $385,002
                          Customer B                                                          -      $757,375
                          Customer C                                                   $222,500             -
                          Customer D                                                          -      $416,011

The Company's revenues are generated geographically as follows:

                                                                                            Years Ended
                                                                                              June 30,
                                                                                       ----------------------
                                                                                         1996         1997
                                                                                       --------      --------
 Domestic customers                                                                          34%           71%
 Foreign customers                                                                           66%           29%


    Two of the Company's largest customers account for 13% of outstanding accounts receivable at June 30, 1996 and four other customers account, each in excess of 10%, collectively are 86% of outstanding accounts receivable at June 30, 1997. These accounts receivable were either subsequently collected under normal credit terms or deemed collectible. The Company believes that future accounts receivable with these companies will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

    The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

 H. EVENTS SUBSEQUENT TO JUNE 30, 1997:

    On July 2, 1997, an announcement was made that the Company had reached an agreement to enter into a merger transaction with Havenwood Ventures, Inc. (Havenwood), a publicly listed corporation listed on the Over-the-Counter Bulletin Board. The principal activities of Havenwood from inception have been organizational matters and the sale and issuance of shares of its $.00001 par value common stock and preliminary development of a theme park, which was disposed of during fiscal 1991. Havenwood had no operations from fiscal 1992 through fiscal 1997 and during such time continued to pursue acquisition opportunities. On July 29, 1997, Havenwood completed the merger transaction with the Company, and under the plan of merger (i) the outstanding voting securities of Havenwood were reverse split in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares; (ii) certain principal shareholders of Havenwood surrendered a total of 740,740 post-split shares to Havenwood for cancellation, leaving a total of 1,173,074 shares of common stock issued and outstanding on the closing date; (iii) each issued and outstanding share of common stock of the Company was converted into 2.30 post-merger shares of Havenwood's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate; (iv) outstanding options and warrant to purchase shares of the authorized and unissued common stock of the Company were converted into substantially similar options and warrants to purchase shares of Havenwood's authorized and unissued common stock, and
    (v) the Company became a wholly-owned subsidiary of Havenwood with the former IWC shareholders, as a group, acquiring shares representing approximately 92% of the resulting capitalization of Havenwood. Following the completion of the transactions, there were approximately 18,630,000 shares of Havenwood's common stock issued and outstanding, on a fully diluted basis. Immediately after the merger, all the officers and directors of Havenwood resigned and were replaced by representatives of the Company. The transaction was accounted for as a reverse merger with IWC as the accounting acquiring company. Purchase accounting was applied and the acquired assets of Havenwood were revalued at fair market value as of July 29, 1997 resulting in no goodwill.

                      IWC SERVICES, INC. AND SUBSIDIARIES

    On July 1, 1997, IWC announced it had reached an agreement to acquire all of the operating assets of Boots & Coots, L.P. ("Boots & Coots"), a diversified well blowout, industrial and marine firefighting company. This acquisition was closed on July 31,1997 with the Company: (i) paying at closing, $369,432 cash to Boots & Coots and placing in escrow $680,568 cash to pay certain debts of Boots & Coots; (ii) issuing two promissory notes, payable September 2, 1997, to Boots & Coots in the aggregate principal amount of $4,760,977; and (iii) issuing to Boots & Coots a contractual right to receive $1,000,000 in common stock of Havenwood. The promissory notes are secured by the acquired assets of Boots & Coots, and have been paid, with the exception of approximately $1,544,000 relating to disposition of estimated foreign tax obligations. This transaction was accounted for as a purchase and the acquired assets of Boots & Coots were revalued at fair market value as of July 31, 1997 resulting goodwill of $50,000 which will be amortized over 15 years.

    After completion of the merger and the Boots & Coots acquisition, the name of Havenwood was changed to Boots & Coots International Well Control, Inc. (Boots & Coots/IWC). Its common shares are traded on the OTCBB under the symbol "BCWC".

    On September 18, 1997, Boots & Coots/IWC closed the offering through private placement of the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to the Company after placement agent's fees and expenses of the offering were approximately $6,323,000 and were used to pay the Boots & Coots acquisition notes and for working capital.

    On September 25, 1997, Boots & Coots/IWC formed a wholly-owned subsidiary company, ABASCO, Inc. to purchase the assets of ITS Environmental, a manufacturer of oil spill containment booms, mops and other oilfield emergency equipment. The Company paid $1,590,000 cash and issued 300,000 shares of common stock to acquire the manufacturing equipment, inventory and customer lists. This transaction was accounted for as a purchase and the acquired assets of ABASCO, Inc. were revalued at fair market value as of September 12, 1997 resulting in goodwill of approximately $687,000 which will be amortized over 15 years.

    Holders of the Company's 12% Senior Subordinated Notes were offered, effective as of September 12, 1997, the election to exercise the warrants into common stock of the Company at an exchange rate of $.75 per share with payment accomplished through surrender and retirement of their notes. An aggregate face amount of $2,900,000 of notes were converted into an aggregate of 3,866,653 shares of common stock with $193,000 recognized as a non-recurring charge to operations for inducement costs, pursuant to Statement of Financial Accounting Standards No. 84 - Induced Conversions of Convertible Debt, during the three months ended September 30, 1997.

                      IWC SERVICES, INC. AND SUBSIDIARIES

    At September 30, 1997, the above transactions had all been completed. A Condensed Consolidated Balance Sheet (unaudited) of Boots & Coots/IWC and a Condensed Statement of Operations (unaudited) of Boots & Coots/IWC for the three months ended September 30, 1997 are as follows:

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30,1997
                                  (UNAUDITED)

             Current  Assets                                                   $ 6,363,156

             Property & Equipment (net)                                          7,127,531

             Other Assets                                                          983,626
                                                                               -----------
             Total Assets                                                      $14,474,313
                                                                               ===========

             Current Liabilities                                               $ 3,590,205

             12% Senior Subordinated Note                                           90,000

             Shareholders' Equity                                               10,794,108
                                                                               -----------

             Total Liabilities and Shareholders' Equity                        $14,474,313
                                                                               ===========

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30,1997
                                  (UNAUDITED)

             Revenues                                                          $ 2,094,510

             Operating Expenses                                                  1,190,639
             General and Administrative                                            506,583
             Non-recurring Inducement Costs                                        193,333
             Depreciation and Amortization                                         196,158
                                                                               -----------
                                                                                 2,086,713
                                                                               -----------

             Operating Income                                                        7,797

             Other Income (expenses)                                               (90,326)
                                                                               -----------

             Loss Before Income Taxes                                              (82,529)

             Income Tax Expense                                                      6,272
                                                                               -----------

             Net Loss                                                          $   (88,801)
                                                                               ===========