Form 10KSB40
period 1997-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-03-31
CIK 833845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[_]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended June 30, 1997

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 1997 to December 31, 1997

                        Commission file number 0-20843

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

     Common Stock, $.00001 par value          American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State issuer's revenues for its most recent fiscal year: $2,564,087

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on March 23, 1998, based on the closing sales price on that date was $98,176,625.

  The number of shares of the issuer's common stock outstanding on March 23, 1998 was 30,578,798.

                                  FORM 10-KSB

                                 ANNUAL REPORT
       FOR THE TRANSITION PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  ....................................................................   1
  Item 1.  Description of Business..........................................   1
  Item 2.  Description of Property..........................................  12
  Item 3.  Legal Proceedings................................................  12
  Item 4.  Submission of Matters to a Vote of Security-Holders..............  13

PART II ....................................................................  14
  Item 5.  Market for Common Equity and Related Stockholder Matters.........  14
  Item 6.  Management's Discussion and Analysis or Plan of Operation........  15
  Item 7.  Financial Statements.............................................  16
  Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  17

PART III ...................................................................  17
  Item 13. Exhibits List and Reports on Form 8-K............................  18
SIGNATURES..................................................................  20

FINANCIAL STATEMENTS
  Independent Auditor's Report.............................................. F-1
  Consolidated Balance Sheets............................................... F-2
  Consolidated Statement of Operations...................................... F-3
  Consolidated Statements of Shareholder's Equity........................... F-4
  Consolidated Statement of Cash Flows...................................... F-5
  Notes to Consolidated Financial Statements................................ F-6

     On December 8, 1997, the Board of Directors of the registrant approved a change in the registrant's fiscal year end from June 30 to December 31. Consequently, the registrant is filing this transition report on Form 10-KSB for the six month period commencing July 1, 1997, and ending December 31, 1997.

     FORWARD-LOOKING STATEMENTS. This transition report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below as well as in other sections of this report on Form 10-KSB. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-QSB, 8-K, 10-KSB and Annual Report to Stockholders.


                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                            HISTORY OF THE COMPANY

     GENERAL. Boots & Coots International Well Control, Inc. (the "Company"), formerly known as Havenwood Ventures, Inc. ("Havenwood"), was incorporated in Delaware in April 1988. Havenwood was originally formed to serve as a blind pool investment fund, and in July 1988 Havenwood raised $499,500 in an initial public offering of its common stock, par value $.00001 per share ("Common Stock"). After completing its initial public offering, Havenwood expended its available resources in the development of a business enterprise which it ultimately divested, thereafter remaining inactive, with no material assets or liabilities, until it entered into a business combination with IWC Services, Inc. a Texas corporation ("IWC Services") on July 29, 1997.

     ACQUISITION OF IWC SERVICES, INC. The Company acquired IWC Services on July 29, 1997, in a "reverse triangular merger" in which it issued shares of Common Stock to the stockholders of IWC Services in exchange for all of the issued and outstanding common stock of IWC Services and issued options and warrants to purchase Common Stock of the Company in exchange for all of the options and warrants to purchase common stock of IWC Services then outstanding. As a result of the merger, IWC Services became a wholly-owned subsidiary of the Company, the stockholders of IWC Services became the beneficial holders of approximately 93% of the post-merger issued and outstanding shares of Common Stock and the board of directors and management of IWC Services took over the management of the Company.

     IWC Services is a global-response oil and gas well control service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In addition, IWC Services provides snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company who resigned their positions after Mr. Adair retired and sold his business.

     ACQUISITION OF THE ASSETS OF BOOTS & COOTS, L.P. On July 31, 1997, the Company completed the acquisition of substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership ("Boots & Coots") an oil well firefighting, snubbing and blowout control services company. In connection with the acquisition of Boots & Coots, the Company acquired all interests of Boots & Coots in its subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A.

(collectively referred to herein as "Boots & Coots"). The consideration paid consisted of (i) $369,432 cash, (ii) $680,568 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,760,977 and (iv) 259,901 shares of Common Stock of the Company. The Company also granted registration rights for the shares of Common Stock issued to Boots & Coots in the transaction.

     Boots & Coots was organized by Boots Hansen and Coots Mathews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services. As a consequence of the acquisition of Boots & Coots, the Company became a leader in the worldwide oil well firefighting and blowout control industry, reuniting many of the former employees of the Red Adair Company.

     ACQUISITION OF ABASCO, INC. On September 25, 1997, the Company completed the acquisition of all of the capital stock of ABASCO, INC. ("ABASCO") which had acquired the operating assets of American Boat and Skimmer Company, a recognized leader in the design and manufacture of a comprehensive line of rapid-response oil and chemical spill containment and reclamation equipment and products since 1975. ABASCO'S products and services include mechanical skimmers, containment booms and boom reels, dispersant sprayers, agent absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and remediation services. The Company acquired ABASCO for aggregate consideration consisting of approximately $1,590,000 cash and 300,000 shares of Common Stock.

     ACQUISITION OF ITS SUPPLY CORPORATION. On January 2, 1998, the Company completed the funding of the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000. Financing for the acquisition of ITS was provided from working capital ($500,000); and proceeds from the issuance of 10% Senior Secured Promissory Notes ($4,500,000) and short-term bridge financing from the seller ($1,000,000).

     ITS is an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom.

     ACQUISITION OF CODE 3, INC. On February 20, 1998, the Company completed the acquisition of all of the capital stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3, with an effective date for audited purchase price adjustments of December 31, 1997, was (i) $570,568 cash, (ii) the repayment of corporate secured debt and interest thereon of approximately $1,250,000 through closing, and (iii) the issuance of 488,136 shares of the Company's Common Stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3 for claims that may arise as a consequence of a breach by such stockholders or Code 3 of the representations, warranties and covenants contained in the definitive agreements.

     Code 3, originally headquartered in Harlingen, Texas, provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies. Code 3 also specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services. Through December 31, 1997, Code 3 operated out of facilities in Harlingen, El Paso, Laredo, San Antonio and Houston, Texas. Current expansion plans for additional emergency response facilities and equipment include Ft. Worth, Texas, and Denver, Colorado.

     HALLIBURTON ALLIANCE. The Company also conducts business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name "WELLCALL (SM)" and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning, and other specialized services. See "Business - Halliburton Alliance."

     EXECUTIVE OFFICES. The Company's principal executive office is located at 5151 San Felipe, Suite 450, Houston, Texas, 77056, telephone (713) 621-7911.

                                    BUSINESS

     INDUSTRY OVERVIEW

     The oil and gas industry has enjoyed a sustained resurgence over the last several years due to improved market conditions. The fundamental supply and demand balance for oil and gas products began to shift in late 1992 and has continued to improve with increased global demand for petroleum products. Historically, the oil and gas cycle has been characterized by alternating "boom" and "bust" periods that typically last for 12 to 14 years. The last down cycle began in 1981 and continued through 1992, when signs of recovery began, and by 1995, the current recovery cycle had been confirmed. Although oil and natural gas prices have recently softened, management believes that the fundamental market statistics and trends strongly suggest that the oil and gas business cycle, though not likely to be at a historical "boom" level, will be favorable over the next 10 years.

     The three major segments on the production side of the oil and gas industry have generally experienced the effects of the "boom" and "bust" cycle in distinctly different time frames. The first group to experience the effects of cycle changes consists of exploration and production companies who plan their drilling and development activities on the basis of current and anticipated oil and gas prices. The next group to experience the effects of cycle changes consists of oil and gas service providers, including seismic companies, contract drilling companies, and other companies that provide pipe and drill bits, together with logging, cementing, and other services. The last group to experience the effects of cycle changes consists of equipment manufacturers who are usually the last to recover when oil and gas prices increase and the first to decline when oil and gas prices decline. During the past two years, for the first time since 1982, plans were announced for the construction of a meaningful number of new offshore drilling rigs.

     Drilling activity increased in 1996 and in 1997, which, combined with increased drilling activities since 1993, equates to increased numbers of wells coming on line. Although drilling technology has improved in recent years, thereby reducing the likelihood of a major well control event, several industry conditions tend to offset this factor. Relatively old drilling equipment (although generally well maintained) continues to be used. There have been few new land or offshore drilling rigs constructed since 1981 because rig rental rates have been insufficient to justify the required capital investment. Current worldwide utilization rates for offshore drilling rigs are at substantially full capacity for marketable rigs and utilization for land drilling rigs is increasing. Several contract drilling companies are experiencing problems hiring experienced crews, prices for new drill pipe have increased significantly and delivery schedules have been extended. These factors together with an increased number of producing wells requiring workover operations, tend to increase the likelihood of a major well control event. In addition, existing environmental constraints in the U.S. and increasing awareness of environmental issues in developing countries will require operators to emphasize training, safety and contingency planning for potential blowout or other well control events.

     THE EMERGENCY RESPONSE SEGMENT OF THE OIL AND GAS SERVICE INDUSTRY

     History. The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company, the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley took on an assistant named Red Adair who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Mathews and Raymond Henry as members of his professional firefighting staff. Mr. Adair added Richard Hatteberg, Danny Clayton, Brian Krause, Mike Foreman and Juan Moran to his professional firefighting staff and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Mathews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots, an independent firefighting, snubbing and blowout control company.

     Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of Houston-based companies have dominated the market. As a result, if an operator in Indonesia, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston that would take the following steps:

  * Immediately dispatch a control team to the well location to supervise debris removal, local equipment mobilization and site preparation;

  * Gather and analyze the available data, including drilling history, geology, availability of support equipment, personnel, water supplies and ancillary firefighting resources;

  *  Develop or implement a detailed fire suppression and well-control plan;

  *  Mobilize additional well-control and firefighting equipment in Houston;

  *  Air freight equipment from Houston to the blowout location;

  *  Extinguish the fire and bring the well under control; and

  *  Transport the control team and equipment back to Houston.

   On a typical blowout, debris removal, fire suppression and well control can require several weeks of intense effort and consume millions of dollars, including several hundred thousand dollars in air freight costs alone.

   The 1990's have been a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Mathews retired, leaving the Company's senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are the Company, Wild Well Control, Inc., and Cudd Pressure Control, Inc.

   Emerging Trends. Corporate downsizing and outsourcing of services, when coupled with increased recognition of the importance of training, environmental protection and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, major oil producers are coming to the Company for proactive preparedness and incident prevention programs, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills.

   In addition to seeking pre-event consulting services, a number of major oil and gas producers have come to the realization that servicing the worldwide firefighting and well control market from Houston is inefficient: the response time is too long and the cost of transporting equipment by air freight is prohibitive. As a result, the Company has recently entered into an agreement to establish and maintain an industry supported "Fire Station" on the North Slope of Alaska. Under the terms of the agreement, the Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. Over the next five years, the Company plans to establish a worldwide network of Company owned Fire Stations and to use this global presence as the foundation to seek to establish a preeminent position in the oil and gas well firefighting business.

   VOLATILITY OF FIREFIGHTING REVENUES. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company. While the demand for firefighting and blowout control services ordinarily follows predictable trends in the oil and gas industry, extraordinary events such as the Bay Marchand and Piper Alpha disasters have historically occurred only every four to six years. Wars, acts of terrorism and other unpredictable factors may increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company can expect to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services. While the Company believes that its acquisitions of ABASCO, ITS and Code 3 and anticipated revenues from the WELLSURE(SM) program and from the Company's consulting, snubbing, training and industrial and marine firefighting services will help to provide an expanded and predictable revenue and earnings base in the future, there can be no assurance that the Company will be successful in further developing these acquired businesses and added services. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year for the foreseeable future.

   SERVICES PROVIDED BY THE COMPANY

   The Company is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas well emergencies, to remediate affected sites and to restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing, well plugging and abandonment and other non-critical well control services, including pre-event planning, training and consulting services. The Company also manufactures and markets oil and hazardous materials spill containment and recovery equipment. The Company provides environmental remediation services to the chemical manufacturing and transportation industries, as well as to various state and federal agencies, and also provides materials and equipment procurement, transportation and logistics services to the energy industry. The Company's principal services lines include:

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

     Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in revenues to the Company well in excess of $5,000,000 in the year of the incident. The Company's professional firefighting staff has more than 220 years of aggregate industry experience in responding to Critical Events, oil and gas well fires and blowouts.

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

     Equipment Rentals. This service line includes the rental of specialty well control and firefighting equipment by the Company primarily for use in conjunction with Critical Events. Such equipment includes, but is not limited to, firefighting pumps, pipe-racks, Athey Wagons, pipe cutters, crimping tools and deluge safety systems. The Company charges this equipment out on a per diem basis. Past experience indicates that rentals can be expected to average approximately 40% of the revenues associated with a Critical Event.

     Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Fire Station that the Company has established on the North Slope of Alaska. The establishment of this Fire Station, completed during the six month period ended December 31, 1997, included the sale of approximately $485,000 in equipment. The Company has also entered into a long-term agreement to provide ongoing consulting services relating to the Fire Station, including training, contingency planning, safety inspections and emergency response drills. The Company believes that the follow-on revenue from the North Slope Fire Station may approximate $100,000 per year.

     Snubbing Operations. A snubbing unit is a high pressure workover rig that permits an operator to repair or change-out damaged casing, production tubing and down-hole production equipment in a high pressure environment. Using a series of highly sophisticated blowout prevention devices, a snubbing unit makes it possible to remove and replace down-hole equipment in a pressurized well. Since snubbing is a very hazardous process that entails a high risk of flash fire or explosion, the snubbing segment of the oil and gas services industry is concentrated in a few competitors who have the experience and knowledge required to safely and efficiently perform such services.

     Industrial and Marine Firefighting. This service line is divided into two distinct elements: pre-event consulting and Critical Event management. The pre-event services offered in the industrial and marine firefighting business include complete on-site inspection services, safety audits and pre-event planning. Based on these pre-event services, the Company can recommend the equipment, facilities and manpower resources that a client should have available in order to effectively respond to a fire. The Company can also consult with the client to insure that the equipment and services required by the client will be available when needed. If a Critical Event subsequently occurs, the Company is ready to respond at a client's facility with experienced firefighters and auxiliary equipment.

     Oil and Chemical Spill Containment and Reclamation Equipment. The Company is a leader in the design and manufacture of a comprehensive line of rapid response oil and chemical spill containment and reclamation equipment and products, including mechanical skimmers, containment booms and boom reels, dispersant sprayers, dispersal agents, absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and reclamation products.

     Oil and Chemical Spill Containment and Remediation Services. The Company's ABASCO business unit provides containment and remediation of oil and chemical spills for the oil and gas, petrochemical, railroad, transportation and shipping industries, as well as various state and federal governmental agencies. Code 3 specializes in the transfer of high and low pressure liquids and hazardous materials and industrial fire fighting. Code 3 also provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

     Supply, Transportation and Logistics. The Company's ITS business unit is ISO 9002 certified and provides material and equipment procurement, transportation and logistics services to the energy industry worldwide.

     Consulting; Drilling Engineering. The Company has the ability to provide through its highly-specialized in-house engineering staff, supplemented if necessary by outside engineering consultants and the Halliburton Energy Services division, engineering services for such areas as: (1) planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations), (2) planning and design of production facilities which are susceptible to well capping or other control procedures, and (3) mechanical and computer aided designs for well control equipment.

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

     Regional Fire Stations. The Company, in conjunction with Halliburton, plans to pre-position in selected geographic locations throughout the world complete complements of specialty firefighting equipment and ancillary tools and equipment ("Fire Stations"). The equipment for these proposed Fire Stations will either be purchased by the Company for its own account, using cash flow, if any, from operations, or purchased by a consortium of local producers who will then contract with the Company for maintenance and consulting services. The Company currently has Fire Stations in Houston, Texas, Duncan, Oklahoma, and Anaco, Venezuela, and maintains an industry supported Fire Station on the North Slope of Alaska. The Company plans to deploy at least one Fire Station per year over the next five years. It is believed these Fire Stations, once established, will place the Company and its Wellcall Alliance with Halliburton in an unique competitive position within the industry and allow the alliance to gain market share by reducing the mobilization time and costs traditionally involved in controlling major blowout events.

   WELLSURE (SM) Program. On February 6, 1998, the Company announced the formation of an alliance with Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana. The alliance offers oil and gas exploration and production companies, through retail insurance brokers, a new program known as "WELLSURE (SM)," which combines traditional well control and blowout insurance with the Company's post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE
(SM) has been arranged with leading London insurance underwriters.  WELLSURE
(SM) program participants will be provided with the full benefit of having the Company as a safety and prevention partner. In the event of well blowouts, the Company will serve as the integrated emergency response service provider, as well as function as lead contractor and project manager for control and restoration of wells covered under the program.

     HALLIBURTON ALLIANCE

     In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALL (SM)", draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALL (SM) provides to an operator include:

     * Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week;

     * A full-time team of experienced well control specialists that are dedicated to safety;

     *    Specialized equipment design, rental, and sales;

     * Contingency planning consultation where WELLCALL (SM) specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan; and

     * A single-point contact to activate a coordinated total response to well control needs.

     Operators contracting with WELLCALL (SM) receive a Strategic Event Plan, or S.T.E.P., a comprehensive contingency plan for well control that is region-specific, reservoir-specific, site-specific and well-specific. The S.T.E.P. plan provides the operator with a written, comprehensive and coordinated action plan that incorporates historical data, pre-planned call outs of Company and Halliburton personnel, pre-planned call outs of necessary equipment and logistical support to minimize response time and coordinate the entire well control effort. Thereafter, in the event of a blowout, WELLCALL (SM) provides the worldwide engineering and well control equipment capabilities of Halliburton and the firefighting expertise of the Company through an integrated contract with the operator.

     As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. It is anticipated that most of the Company's Fire Stations will be established at existing Halliburton facilities and that maintenance of the Fire Station equipment will be performed by Halliburton employees. The Halliburton Alliance also gives the Company access to Halliburton's global communications and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

     Consistent with the Halliburton Alliance, the Company's focus has evolved to meet its clients' needs in a global theater of operations. With the increased emphasis by operators on operating efficiencies and outsourcing many engineering services, the Company has developed a proactive menu of services to meet their needs. These services emphasize pre-event planning and training to minimize the likelihood of a blowout and minimize damages in the event of an actual blowout. The Company provides comprehensive advance training, readiness, preparation, inspections and mobilization drills which allow client companies to pursue every possible preventive measure and to react in the most cohesive manner possible when an event occurs. The Halliburton Alliance stresses the importance of safety, environmental protection and cost control, along with asset protection and liability minimization.

     The agreement documenting the alliance between the Company and Halliburton (the "Alliance Agreement") provides that it will remain in effect for an indefinite period of time and may be terminated prior to September 15, 2000, only for cause, or by mutual agreement between the parties. Under the Alliance Agreement, cause for termination is limited to (i) a fundamental breach of the Alliance Agreement, (ii) a change in the business circumstances of either party,
(iii) the failure of the Alliance to generate economically viable business, or
(iv) the failure of either party to engage in good faith dealing. While the Company considers its relationship with Halliburton to be good, there can be no assurance that the Alliance Agreement will not be terminated by Halliburton.
The termination of the Alliance Agreement could have a material adverse effect on the Company's future operating performance.

     BUSINESS STRATEGY

     Over the next few years, the Company intends to continue to expand its operations and to build upon its demonstrated strengths while increasing revenues from its consulting, equipment sales, environmental containment and remediation services and Non-critical Event activities. Recognizing that the well control services business is a finite market whose upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis and expand its range of services to establish a diversified and expanded revenue base. The Company intends to accomplish its objectives by promoting the Halliburton Alliance and the WELLSURE (SM) program, continuing to integrate the businesses of Boots & Coots, ABASCO, ITS and Code 3, increasing the geographical scope of its training and consulting programs, and establishing additional Company-owned Fire Stations at locations outside the United States. Like the Company owned Fire Stations in Houston, Texas, and Duncan, Oklahoma, the industry supported Fire Station on the North Slope of Alaska and the Fire Station in Anaco, Venezuela, the proposed Company-owned Fire Stations would include the equipment required to respond to a well blowout or fire. In general, the Company plans to offer a broader range of services to oil and gas producers worldwide, increasing both the scope of its target and its market share.

     The Company hopes to expand its service capabilities through a combination of internal growth, additional acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, the Company believes a number of attractive acquisition opportunities exist in the pressure control, emergency response and environmental services segments of the business. The oil and gas services business in general, and the emergency response and environmental remediation segments in particular, are characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets. The Company believes that the owners of locally oriented companies may be willing to consider becoming part of a larger organization.

     Management has recently commenced preliminary discussions with a number of companies engaged in complementary businesses to explore the potential for mutually beneficial business arrangements. While none of these discussions has progressed to the point where the Company believes a particular transaction is probable, management believes that additional acquisitions, joint ventures and strategic alliances are likely.

     RESEARCH AND DEVELOPMENT

     The Company is not directly involved in activities that will require the expenditure of substantial sums on research and development. The Company does, however, as a result of the Halliburton Alliance, benefit from the ongoing research and development activities of Halliburton to the extent that new Halliburton technologies are or may be useful in connection with the Company's business.

     COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURE (SM) program, and its recent acquisitions of Boots & Coots, Abasco, ITS and Code 3 will strengthen its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

     EMPLOYEES

     As of March 23, 1998, the Company and its operating subsidiaries collectively had 183 full-time employees. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

     OPERATING HAZARDS; LIABILITY INSURANCE COVERAGE; LITIGATION

     The Company's operations involve ultra-hazardous activities that involve an extraordinarily high degree of risk. Such operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in the Company being named a defendant in lawsuits asserting large claims. The Company may be held liable in certain circumstances, including if it fails to exercise reasonable care in connection with its activities, and it may also be liable for injuries to its agents, employees and contractors who are acting within the course and scope of their duties. The Company and its subsidiaries presently maintain liability insurance coverage with aggregate policy limits which are believed to be adequate for their respective operations. However, it is generally considered economically unfeasible in the oil and gas service industry to maintain insurance sufficient to cover large claims. Accordingly, there can be no assurance that the Company's insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. No assurance can be given that the Company will not be subject to future claims in excess of the amount of insurance coverage which the Company deems appropriate and feasible to maintain.

     RELIANCE UPON OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The Company's emergency response services require highly specialized skills. Due to the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its officers, directors and key employees. In seeking qualified personnel, the Company will be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business.

     CONTROL OF THE COMPANY BY SIGNIFICANT STOCKHOLDERS

     The Company's current officers and directors own beneficially, on a combined basis, 10,943,473 shares of Common Stock, including currently exercisable options to purchase Common Stock. The shares of Common Stock owned by the Company's current officers and directors represent, in the aggregate, approximately 35.79% of the issued and outstanding Common Stock. As a result, the current officers and directors of the Company collectively have significant and perhaps controlling influence in the election of the Company's Board of Directors and with respect to the determination and authorization of corporate actions for an indefinite period of time. Further, in May 1995, Brian Krause, the Company's President, Raymond Henry, the Company's Director of Well Control Operations, Richard Hatteberg, the Company's Senior Vice President, Well Control, and Danny Clayton, the President of IWC de Venezuela, entered into a Voting Trust Agreement that gives Larry H. Ramming, the Company's Chairman and Chief Executive Officer, and Mr. Henry, as co-trustees, the absolute right to vote all shares of Common Stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000 (the "Voting Trust Agreement"); provided, that twenty percent of the shares subject to such agreement are eligible for release therefrom on each one year anniversary date of the Voting Trust Agreement upon the written request of the party owning such shares. In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tiebreaker.

     CONTRACTUAL OBLIGATIONS TO CUSTOMERS; INDEMNIFICATION

     The Company customarily enters into service contracts with its customers which frequently contain provisions that hold the Company liable for various losses or liabilities incurred by the customer in connection with the activities of the Company, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in the Company's possession or control. The Company may be responsible for any such losses or liabilities caused by contractors retained by the Company in connection with the provision of its services. In addition, such contracts generally require the Company, its employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations. Consequently, the Company may be exposed to substantial liabilities in connection with its services. In the case of emergency response services, the Company frequently enters into agreements with customers which limit the Company's exposure to liability and/or require the customer to indemnify the Company for losses or liabilities incurred by the Company in connection with such services, except in the case of willful misconduct by the Company. There can be no assurance, however, that such contractual provisions limiting the liability of the Company will be enforceable in whole or in part under applicable law.

ITEM 2.   DESCRIPTION OF PROPERTY.

     REAL PROPERTY

     The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000. The Company leases an 11,000 square foot Fire Station facility in Anaco, Venezuela, which space is rented through January 2000 for a monthly rental of $4,476. The Company owns a facility in northwest Houston, Texas, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company's ITS business unit leases approximately 10,000 square feet of office space in the Camac Plaza, Houston, Texas, through June 30, 1999, for an average monthly rental of $9,400. Additionally, ABASCO, ITS and Code 3 have leased office and equipment storage facilities in various other cities within the United States, Venezuela, the United Kingdom and Peru. The future commitments on such leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

     EQUIPMENT

     The Company is well-equipped for its current operations. In the fields of oil and gas well blowout control and firefighting specifically, the Company owns five complete sets of oil-well firefighting equipment, including Athey wagons, pumps, water lines, monitors and nozzles. These equipment sets are presently located at Company-owned Fire Stations in Houston, Texas, Duncan, Oklahoma and Anaco, Venezuela, and are in good condition. In addition, the Company has the in-house capacity to assemble additional firefighting and pump equipment packages as needed.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The annual meeting (the "Meeting") of the stockholders of the Company was held on December 8, 1997. At the Meeting, the stockholders voted upon a number of proposals, each of which is summarized below, along with the votes cast for and against each such proposal and the withheld or abstaining therefrom.

     ELECTION OF DIRECTORS. At the Meeting, the stockholders elected the following persons to the board of directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:

Name                Term  Votes For  Votes Against  Abstaining
----                ----  ---------  -------------  ----------

Larry Ramming       1998  16,807,720       0             0
Jerry Winchester    1999  16,807,720       0             0
Doug Johnson        1999  16,807,720       0             0
Brian Krause        2000  16,807,720       0             0
K. Kirk Krist       2000  16,807,720       0             0

     On March 25, 1998, subsequent to the Meeting, the Board of Directors elected Thomas L. Easley, the Chief Financial Officer and Secretary to the Board of Directors for a term expiring on the date of the annual stockholders' meeting to be held in calendar year 1998.

     AMENDMENT OF CERTIFICATE OF INCORPORATION. At the Meeting, the stockholders of the Company voted on and approved an amendment to clarify Article V, Subsection (c) of the Certificate of Incorporation of the Company regarding the timing of notice required of stockholders for the proposal of business to be conducted at any annual or special meeting of stockholders. The stockholders voted 16,804,757 shares for such amendment and 2,963 shares were voted against or withheld, with 0 shares abstaining or not voting.

     1997 INCENTIVE STOCK PLAN. At the Meeting, the stockholders of the Company voted on and approved the 1997 Incentive Stock Plan of the Company, attached hereto as Exhibit 10.14 and incorporated herein by reference (the "1997 Incentive Plan"). The 1997 Incentive Plan authorizes the board of directors to grant, in the aggregate, up to 1,475,000 shares of common stock and to issue options to purchase, in the aggregate, up to 920,000 shares of common stock of the Company to full-time employees not eligible to receive awards under the Company's Executive Compensation Plans or subsequently adopted incentive plans, unless such plan expresses provides otherwise. The stockholders voted 16,537,091 shares for such proposal and 270,629 shares were voted against or withheld, with 0 shares abstaining or not voting.

     EXECUTIVE COMPENSATION PLANS. At the Meeting, the stockholders of the Company voted on and approved a resolution authorizing the Compensation Committee of the board of directors to develop and implement one or more executive compensation plans that will authorize such committee to equity awards for a maximum of 1,475,000 shares of Common Stock without the necessity of obtaining any further stockholder approval. The stockholders voted 16,305,850 shares for such proposal and 266,666 shares were voted against or withheld, with 230,000 shares abstaining or not voting.

     OUTSIDE DIRECTORS' OPTION PLAN. At the Meeting, the stockholders of the Company voted on and approved the Proposed Outside Directors' Option Plan of the Company, attached hereto as Exhibit 10.15 and incorporated herein by reference (the "Outside Directors' Plan"). The Outside Directors' Plan provides for the issuance of an option to purchase 15,000 shares of Common Stock to each member of the board of directors who is not an employee of the Company for each year of service. The aggregate shares available under the Outside Directors' Plan is 150,000 shares of Common Stock. The stockholders voted 16,306,591 shares for such proposal and 271,129 shares were voted against or withheld, with 230,000 shares abstaining or not voting.

     RATIFICATION OF INDEPENDENT AUDITORS. At the Meeting, the stockholders of the Company voted on and approved a resolution ratifying the selection of Hein + Associates LLP, as the Company's auditors for the fiscal year ending December 31, 1997. The stockholders voted 16,374,387 shares for such proposal and 10,000 shares were voted against or withheld, with 333,333 shares abstaining or not voting.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the AMEX under the symbol "WEL." Prior to January 30, 1998, the Company's Common Stock was traded on the NASD's OTC Electronic Bulletin Board under the symbol "BCWC". Significant trading in the Company's Common Stock has occurred only since August 1997. The following table sets forth the high and low bid and asked prices per share of the Common Stock as reported for the periods indicated.

                                                     HIGH                              LOW
                                           ------------------------          ------------------------
                                            BID             ASKED             BID             ASKED
                                            ---             -----             ---             -----
Quarter ended September 30, 1997:          $5.50             $8.00           $1.50             $1.625
Quarter ended December 31, 1997:           $5.625            $5.875          $3.625            $3.875

     On March 23, 1998, the last reported sale price of the Common Stock as reported on AMEX was $5.00 per share.

     The bid information has been provided by National Quotation Bureau, Inc., and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 20, 1998 the Company's Common Stock was held by approximately 255 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name.

     The Company has not paid any cash dividends on its Common Stock to date. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business. Additionally, subsequently to December 31, 1997, the Company obtained short-term secured financing in the aggregate amount of $7,250,000, which comes due between May 2, 1998 and June 15, 1998 (the "Senior Notes"). The Company is prohibited from paying cash dividends as long as the Senior Notes remain outstanding.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    RESULTS OF OPERATIONS

    As discussed in Note B-- Significant Accounting Policies in Notes to Consolidated Financial Statements, the Company elected to change its fiscal year from June 30 to December 31. A summary of operating results is as follows:

                                                  Years Ended June 30,              Six Months Ended December 31,
                                           --------------------------------       ---------------------------------
                                               1996                 1997               1996                1997
                                           -----------          -----------       -------------        ------------
                                                                                    (Unaudited)
Revenues                                    $1,662,121           $2,564,087         $ 743,040           $5,389,137
Costs and Expenses:
  Operating Expenses                         1,320,702            1,459,640           730,890            3,785,787
  General and Administrative                   772,626            1,061,259           370,694            1,535,890
  Depreciation and Amortization                 49,893              111,469            37,000              499,616
  Operating Loss                              (481,100)             (68,281)         (395,544)            (432,156)
  Loss on Debt Extinguishment                       --                   --                --             (193,333)
  Other Income (Expenses)                        4,216              (62,774)           (1,104)             (91,973)
  Income Taxes (Benefit)                      (137,818)              24,569            12,662               41,370
  Net Loss                                    (339,066)            (155,624)         (409,310)            (758,832)

    Comparison of Year Ended June 30, 1996 with Year Ended June 30, 1997

    Revenues were $1,662,121 for the year ended June 30, 1996 ("fiscal 1996") compared to $2,564,087 for the year ended June 30, 1997 ("fiscal 1997"). This increase was the result of increased market share from diversification of IWC Service's client base.

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

     Comparison of Six Months Ended December 31, 1996 with Six Months Ended December 31, 1997

     Revenues were $743,040 for the six months ended December 31,1996 ("1996 Interim Period") compared to $5,389,137 for the six months ended December 31, 1997 ("1997 Interim Period"). This increase principally resulted from: (1) product sales from the ABASCO acquisition completed in September 1997 ($971,538); (2) sales of two fire fighting equipment packages in the 1997 Interim Period ($907,933); and, (3) increased market share for the Company's Well Control business unit.

     Operating expenses were $730,890 for the 1996 Interim Period compared to $3,785,787 for the 1997 Interim Period. This increase principally resulted from:
(1) cost of sales and operating expenses from the ABASCO acquisition completed in September 1997; ($632,176); (2) costs associated with the sales of two fire fighting equipment packages in the 1997 Interim Period ($685,837); (3) personnel and equipment mobilizations costs incurred in connection with an international well control incident in October 1997 ($540,000); and, (4) costs associated with an increase in personnel and support facilities resulting from the July 31, 1997 acquisition of the Boots & Coots operating assets and growth in the Company's Well Control business unit.

     General and administrative expenses were $370,694 for the 1996 Interim Period compared to $1,535,890 for the 1997 Interim Period. This increase principally resulted from: (1) expenses associated from the ABASCO acquisition completed in September 1997 ($246,040); and, (2) expenses associated with an increase in personnel and other overhead to support the Company's increased operational level in Well Control.

     Depreciation and amortization expenses increased from $37,000 for the 1996 Interim Period compared to $499,616 for the 1997 Interim Period due to the significant increase in property and equipment acquired with the July 31, 1997 acquisition of the Boots & Coots operating assets.

     The loss of debt extinguishment of $193,333 resulted from the early conversion to common stock of $2,900,000 in face amount of the Company's 12% Senior Subordinated Notes during the 1997 Interim Period.

     The increase in other expenses from $1,104 during the 1996 Interim Period to $91,973 during the 1997 Interim Period is principally due to interest expense on the Company's 12% Senior Subordinated Notes.

     Income taxes of $12,662 during the 1996 Interim Period and $41,370 during the 1997 Interim Period results from foreign taxes incurred on Well Control projects.

     OVERVIEW

     Such financing alternatives include: (1) the sale, currently underway through private placement on a best-effort basis, of $10,000,000 of 10% Junior Redeemable Convertible Preferred Stock; (2) consideration for the offering through private placement on a best-efforts basis of a Convertible Preferred Stock Offering; (3) discussions with certain commercial banks for a secured debt facility; and, (4) discussions regarding the possible private placement of Subordinated Notes. Although these financing efforts are in process and not yet completed, Management believes these actions, together with cash flows from operations, will provide adequate funding to the Company. In the event that one or more of these financing alternatives under consideration are not accomplished, the Company could be required to restructure current indebtedness, sell assets to repay indebtedness, curtail expansion plans and fund business activities from only internally generated funds.

     In the past seven months, the Company has completed the Boots & Coots, ABASCO, ITS and Code 3 acquisitions. A primary component of the Company's business strategy is to increase and diversify the size and scope of the Company's business operations through acquisitions of complementary businesses. The Company anticipates that acquisitions will continue to play an important role in its growth for the foreseeable future. There can be no assurance, however, that the Company will be able to identify and acquire additional companies.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash expenditures in connection with the acquisitions of Abasco, ITS and Code 3 required a substantial portion of the Company's cash reserves. Further, the terms upon which Abasco, ITS and Code 3 were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from the sale in July 1997 of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") (of which $2,900,000 has been converted into 3,866,653 shares of Common Stock); $6,481,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of Common Stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); and seller financing in the aggregate principal amount of $5,760,977, of which approximately $1,500,000 remains outstanding as of the date hereof.

     Accordingly, the Company currently needs additional working capital to fund its existing operations and to repay indebtedness in the aggregate principal amount of $8,750,000 which comes due between March 31 and June 15, 1998. The Company is exploring various financing alternatives to enable it to retire all of the outstanding Senior Notes, Additional Senior Notes, seller notes and to finance future acquisitions by the Company. There can be no assurance, however, that the Company will be successful in obtaining financing through alternative means on acceptable terms. If the Company is unable to obtain additional financing on or prior to the May 2, 1998, maturity date of the Senior Notes, it may be forced to restructure its current indebtedness, sell assets to repay the indebtedness, curtail its plans for expansion and finance its business activities with only such internally generated funds as may then be available.

ITEM 7.   FINANCIAL STATEMENTS.

     Attached following the Signature Pages and Exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors.


                                   PART III

     Pursuant to Instruction E.3 to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1998; if such proxy statement is not filed by such date, this Form 10-KSB will be amended to include Items 9-12 on or before April 30, 1998.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

 Exhibit No.   Description                        Location
 -----------   -----------                        --------
    3.01       Amended and Restated Certificate   Exhibit 3.2 of Form 8-K filed
               of Incorporation                   August 13, 1997
    3.02       Amendment to Certificate of        Exhibit 3.3 of Form 8-K filed
               Incorporation                      August 13, 1997
    3.03       Amended Bylaws                     Exhibit 3.4 of Form 8-K filed
                                                  August 13, 1997
    4.01       Specimen Certificate for the       Exhibit 4.1 of Form 8-K filed
               Registrant's Common Stock          August 13, 1997
    4.02       Form of 12% Senior Subordinated    Exhibit 4.2 of Form 8-K filed
               Notes due December 31, 2000        August 13, 1997
    4.03       Form of Noteholders' Warrants to   Exhibit 4.3 of Form 8-K filed
               Purchase $3,000,000 of Common      August 13, 1997
               Stock
    4.04       Form of Employees Options to       Exhibit 4.4 of Form 8-K filed
               Purchase 690,000 Shares of         August 13, 1997
               Common Stock
    4.05       Form of Contractual Options to     Exhibit 4.5 of Form 8-K filed
               Purchase 1,265,000 Shares of       August 13, 1997
               Common Stock
    4.06       Note Purchase Agreement with       Filed herewith
               Main Street/Geneva
    4.07       First Amendment to Note Purchase   Filed herewith
               Agreement with Main Street/Geneva
    9.01       Voting Trust Agreement between     Filed herewith
               Larry H. Ramming, Raymond Henry,
               Richard Hatteberg, Danny Clayton
               and Brian Krause (as amended)
   10.01       Alliance Agreement between IWC     Exhibit 10.1 of Form 8-K filed
               Services, Inc. and Halliburton     August 13, 1997
               Energy Services, a division of
               Halliburton Company
   10.02       Executive Employment Agreement     Exhibit 10.2 of Form 8-K filed
               of Larry H. Ramming                August 13, 1997
   10.03       Executive Employment Agreement     Exhibit 10.3 of Form 8-K filed
               of Raymond Henry                   August 13, 1997
   10.04       Executive Employment Agreement     Exhibit 10.4 of Form 8-K filed
               of Brain Krause                    August 13, 1997
   10.05       Executive Employment Agreement     Exhibit 10.5 of Form 8-K filed
               of Richard Hatteberg               August 13, 1997
   10.06       Executive Employment Agreement     Exhibit 10.6 of Form 8-K filed
               of Danny Clayton                   August 13, 1997

Exhibit No.    Description                        Location
-----------    -----------                        --------
   10.07       Security Agreement and Financing   Filed herewith
               Statement with Main Street/Geneva
   10.08       First Amendment to Security        Filed herewith
               Agreement
   10.09       Stock Pledge Agreement with Main   Filed herewith
               Street/Geneva
   10.10       First Amendment to Stock Pledge    Filed herewith
               Agreement
   10.11       Form of Warrant issued to Main     Filed herewith
               Street/Geneva
   10.12       Form of Registration Rights        Filed herewith
               Agreement with Main Street/Geneva
   10.13       Form of First Amendment to         Filed herewith
               Registration Rights Agreement
   10.14       1997 Incentive Stock Plan          Filed herewith
   10.15       Proposed Outside Directors'        Filed herewith
               Option Plan
   10.16       Proposed Executive Compensation    Filed herewith
               Plan
   10.17       Halliburton Center Sublease        Filed herewith
   10.18       Camac Plaza Sublease               Filed herewith
   11.01       Computation of Per Share           Filed herewith
               Earnings
   21.01       List of subsidiaries               Exhibit 21.01 of Form 10-KSB/A
                                                  filed December 5, 1997
   27.01       Financial Data Schedule            Filed herewith



On December 23, 1997, the Company filed a report on Form 8-K reporting a change in its fiscal year end from June 30, 1997 to December 31, 1997.

                                  SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.


By:   /s/ Larry H. Ramming                           Date: March 31, 1998
   ----------------------------------------
   LARRY H. RAMMING, CHIEF EXECUTIVE OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              Signature                             Title                     Date
              ---------                             -----                     ----

By:  /s/ Larry H. Ramming              Chief Executive Officer and       March 31, 1998
   --------------------------------    Director
         LARRY H. RAMMING

By:  /s/ Thomas L. Easley              Chief Financial Officer and       March 31, 1998
   --------------------------------    Director
         THOMAS L. EASLEY

By:  /s/ David G. Williams             Controller                        March 31, 1998
   --------------------------------
         DAVID G. WILLIAMS

By:  /s/ Brian Krause                  President and Director            March 31, 1998
   --------------------------------
         BRIAN KRAUSE

By:  /s/ Kirk Krist                    Director                          March 31, 1998
   --------------------------------
         KIRK KRIST

By:  /s/ Doug Johnson                  Director                          March 31, 1998
   --------------------------------
         DOUG JOHNSON

By:  /s/ Jerry Winchester              Director                          March 31, 1998
   --------------------------------
         JERRY WINCHESTER

                          INDEPENDENT AUDITOR'S REPORT
Board of Directors

Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of June 30, 1997 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1997 and for the six-month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of June 30, 1997 and December 31, 1997, and the results of their operations and their cash flows for the year ended June 30, 1997 and for the six-month period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Hein + Associates LLP
--------------------------
Hein + Associates LLP

Houston, Texas

March 27, 1998

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          Consolidated Balance Sheets

                                                                                  June 30,   December 31,
                                                                                    1997         1997
                                                                                 ----------  ------------
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash                                                                           $  701,321   $ 1,718,060
  Receivables-net of allowance for doubtful accounts of $7,000 at
    December 31, 1997                                                             1,380,570     2,765,581
  Inventories                                                                       288,265     1,131,011
  Prepaid expenses and other current assets                                          49,754       427,160
                                                                                 ----------   -----------
     Total current assets                                                         2,419,910     6,041,812

PROPERTY, PLANT AND EQUIPMENT, net                                                  390,706     6,948,809

OTHER ASSETS:
  Deferred financing costs and other assets - net of accumulated amortization of $14,731 and $16,712 at June 30 and December 31, 1997,
     respectively                                                                   443,448        87,128
  Goodwill - net of accumulated amortization of $25,677 and $45,856 at
     June 30 and December 31, 1997, respectively                                    170,272       983,624
                                                                                 ----------   -----------
       Total assets                                                              $3,424,336   $14,061,373
                                                                                 ==========   ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                               $  666,458   $ 1,679,242
  Accrued liabilities and customer advances                                         496,175       486,450
  Notes payable - current portion                                                    22,211     1,564,928
                                                                                 ----------   -----------
       Total current liabilities                                                  1,184,844     3,730,620
                                                                                 ----------   -----------
NOTES PAYABLE - net of current portion                                               14,338         9,207

12% SENIOR SUBORDINATED NOTES                                                     1,399,500        90,000

COMMITMENTS AND CONTINGENCIES  (Note I)

SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     no shares issued or outstanding)                                                     -             -
  Common stock ($.00001 par, 50,000,000 shares authorized, 14,187,368 and 29,998,662 shares issued and outstanding at June 30 and
     December 31, 1997, respectively)                                                   142           300
  Additional paid-in capital                                                      1,048,118    11,212,684
  Accumulated deficit                                                              (222,606)     (981,438)
                                                                                 ----------   -----------
       Total shareholders' equity                                                   825,654    10,231,546
                                                                                 ----------   -----------
       Total liabilities and shareholders' equity                                $3,424,336   $14,061,373
                                                                                 ==========   ===========

            See accompanying notes to consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six-Month
                                                          Period Ended
                                            Year Ended    December 31,
                                          June 30, 1997       1997
                                          -------------   -------------
REVENUES:                                    $2,564,087    $ 5,389,137

COSTS AND EXPENSES:
   Operating expenses                         1,459,640      3,785,787
   General and administrative                 1,061,259      1,535,890
   Depreciation and amortization                111,469        499,616
                                             ----------    -----------
                                              2,632,368      5,821,293
                                             ----------    -----------
Operating Loss                                   68,281       (432,156)

Loss on Debt Extinguishment                          --        193,333

Other Expenses, primarily interest               62,774         91,973
                                             ----------    -----------
Loss Before Income Taxes                       (131,055)      (717,462)

Income Tax Expense                               24,569         41,370
                                             ----------    -----------
Net Loss                                     $ (155,624)   $  (758,832)
                                             ==========    ===========
Basic Earnings (Loss) Per Common Share           ($0.01)  $     (0.03)
                                             ==========    ===========
Diluted Earnings (Loss) Per Common Share         ($0.01)  $     (0.03)
                                             ==========    ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 12,191,171     23,864,069
                                             ==========    ===========


          See accompanying notes to consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          YEAR ENDED JUNE 30, 1997 AND
                    SIX-MONTH PERIOD ENDED DECEMBER 31, 1997

                                                                                                                   Total
                                                                                    Additional                     Share-
                                                                 Common Stock        Paid-in       Accumulated     holders'
                                                             Shares       Amount      Capital       deficit        Equity
                                                            --------      ------    ----------    ------------     --------
BALANCES, July 1, 1996                                      11,500,000   $   115    $   800,645   $   (66,982)  $   733,778

  Common stock options issued for services rendered                  -         -         46,000             -        46,000

  Common stock issued for services rendered                    230,000         2          9,998             -        10,000

  Common stock issued                                        2,457,368        25            (25)            -             -

  Common stock issued as compensation                                                    36,000             -        36,000

  Sale of common stock warrants                                      -         -        155,500             -       155,500

  Net loss                                                           -         -              -      (155,624)     (155,624)
                                                            ----------   -------    -----------   -----------   -----------
BALANCES, June  30, 1997                                    14,187,368       142      1,048,118      (222,606)      825,654

  Common stock issued                                        1,314,632        13            (13)            -             -

  Exchange conversion with Havenwood reverse merger          1,173,168        12            (12)            -             -

  Common stock issued to acquire Boots & Coots L.P.            259,901         3        999,997             -     1,000,000

  Sale of common stock warrants                                      -         -        144,500             -       144,500

  Common stock issued to extinguish debt                     3,866,653        39      2,447,251             -     2,447,290

  Sale of common stock, net of offering costs                7,475,000        75      6,238,025             -     6,238,100

  Common stock issued to purchase ABASCO, Inc.                 300,000         3        239,997             -       240,000

  Common stock issued for services rendered                    100,000         1         79,999             -        80,000

  Common stock issued upon exercise of options               1,287,440        12            (12)            -             -

  Common stock issued upon exercise of options                  34,500         -         14,834             -        14,834

  Net loss                                                           -         -              -      (758,832)     (758,832)
                                                            ----------   -------    -----------   -----------   -----------
BALANCES, December 31, 1997                                 29,998,662   $   300    $11,212,684   $  (981,438)  $10,231,546
                                                            ==========   =======    ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWs

                                                                                                  Six-Month
                                                                                                    period
                                                                                                    Ended
                                                                                   Year Ended    December 31,
                                                                                 June 30, 1997       1997
                                                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $  (155,624)  $  (758,832)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                                      74,480       451,139
     Amortization                                                                       36,989       164,844
     Common stock issued as compensation                                                36,000             -
     Bad debt expense                                                                        -         7,000
     Loss on debt conversion                                                                 -       193,333
     Changes in operating assets and liabilities, net of assets acquired:
       Receivables                                                                  (1,075,542)   (1,392,011)
       Inventories and supplies                                                       (288,265)      337,846
       Prepaid expenses                                                                (43,304)     (496,451)
       Deferred costs and other assets (not current)                                   (33,950)            -
       Accounts payable                                                                601,442     1,012,784
       Accrued liabilities and customer advances                                       496,175        (9,727)
                                                                                   -----------   -----------
     Net cash used in operating activities                                            (351,599)     (490,075)
                                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Boots & Coots, L.P.                                                        -   $(1,221,130)
   Acquisition of ABASCO, Inc.                                                               -    (1,652,795)
   Property and equipment additions                                                   (122,882)     (188,154)
   Disposition of assets                                                                 4,010        38,909
   Acquisition of business and others                                                  (44,983)            -
                                                                                   -----------   -----------
     Net cash used in investing activities                                            (163,855)   (3,023,170)
                                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock options exercised                                                            -        14,835
   Proceeds for issuance of debt and warrants                                        1,555,000     1,445,000
   Deferred financing costs                                                           (321,132)     (210,144)
   Debt repayments                                                                     (71,050)   (3,222,607)
   Proceeds from sales of common stock                                                       -     6,502,900
                                                                                   -----------   -----------
     Net cash provided by financing activities                                       1,162,818     4,529,984
                                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                                        647,364     1,016,739

CASH, beginning of year                                                                 53,957       701,321
                                                                                   -----------   -----------
CASH, end of year                                                                  $   701,321   $ 1,718,060
                                                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest                                                          $    53,427   $    65,543
   Cash paid for income taxes                                                      $    22,996   $    41,370
                                                                                   ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock and options issued in exchange for property and equipment and
    services rendered                                                              $    56,000   $    80,000
   Conversion of subordinated debt and warrants to common stock                              -   $ 3,000,000
   Issuance of common stock in acquisitions                                                  -   $ 1,240,000
   Write-off of deferred placement and debt costs                                            -   $   540,843
                                                                                   ===========   ===========


          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A.  ORGANIZATION:

   Boots & Coots International Well Control, Inc. (the "Company"), formerly known as Havenwood Ventures, Inc. ("Havenwood"), was incorporated in Delaware in April 1988. Havenwood was originally formed to serve as a blind pool investment fund, and in July 1988 Havenwood raised $499,500 in an initial public offering of its Common Stock. After completing its initial public offering, Havenwood expended its available resources in the development of a business enterprise which it ultimately divested, thereafter remaining inactive, with no material assets or liabilities, until it entered into a business combination with IWC Services Inc. on July 29, 1997.

   The Company acquired IWC Services, Inc. ("IWC Services") on July 29, 1997, in a "reverse triangular merger" in which it issued shares of Common Stock to the stockholders of IWC Services in exchange for all of the issued and outstanding common stock of IWC Services and issued options and warrants to purchase Common Stock of the Company in exchange for all of the options and warrants to purchase common stock of IWC Services then outstanding. As a result of the merger, IWC Services became a wholly-owned subsidiary of the Company, the stockholders of IWC Services became the beneficial holders of approximately 93% of the post-merger issued and outstanding shares of Common Stock and the board of directors and management of IWC Services took over the management of the Company.

   IWC Services, incorporated in Texas on June 27, 1995, was formed with the issuance of 100,000 shares of no par common stock (increased to 5,000,000 pursuant to a 50-to-one stock split discussed in Note G) in exchange for cash of $549,000, property and equipment valued at $108,925 assigned by Buckingham Capital Corporation, and services performed by certain other shareholders. IWC Services had no operations prior to its acquisition of Hell Fighters, Inc. (Hell Fighters). The shareholders of Hell Fighters, a Texas corporation, incorporated on May 4, 1995, contributed to IWC Services all of their outstanding common shares of Hell Fighters, which then became a wholly-owned subsidiary of IWC Services.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A.  ORGANIZATION: (continued)

   Under the plan of merger between Havenwood and IWC Services, (i) the outstanding voting securities of the Company were reverse split in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares; (ii) certain principal shareholders of the Company surrendered a total of 740,740 post-split shares to the Company for cancellation, leaving a total of 1,173,074 shares of common stock issued and outstanding on the closing date; (iii) each issued and outstanding share of common stock of IWC Services was converted into 2.30 post-merger shares of the Company's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate (all share amounts herein have been adjusted to reflect this 2.30 for 1 split; (iv) outstanding options and warrant to purchase shares of the authorized and unissued common stock of IWC Services were converted into substantially similar options and warrants to purchase shares of the Company's authorized and unissued common stock, and (v) IWC Services became a wholly-owned subsidiary of the Company with the former IWC Services shareholders, as a group, acquiring shares representing approximately 92% of the resulting capitalization of the Company. Following the completion of the transactions, there were approximately 16,675,168 shares of the Company's common stock issued and outstanding, on a fully diluted basis. Immediately after the merger, all the officers and directors of the Company resigned and were replaced by representatives of IWC. The business combination was accounted for as a merger. No goodwill arose from this transaction. As IWC Services obtained a controlling interest in the Company, the transaction was accounted for as a reverse merger. Therefore, for financial statement purposes, IWC Services was considered the acquiror. The consolidated financial statements reflect the historical operations and cost basis of IWC Services since its inception.

   On July 31, 1997, IWC acquired all of the operating assets, including stock of its foreign services subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of (I) $369,432 cash payable to Boots & Coots, (ii) $680,568 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,760,977 and (iv) 259,901 shares of Common Stock of the Company. The promissory notes are secured by the acquired assets of Boots & Coots, and have been paid, with the exception of approximately $1,544,000 outstanding at December 31, 1997 pending final determination of foreign tax obligations which is anticipated to be resolved during the quarter end June 30, 1998. This transaction was accounted for as a purchase and the acquired assets of Boots & Coots were revalued at fair market value as of July 31, 1997 resulting in goodwill of $50,000 which will be amortized over 15 years.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A.  ORGANIZATION: (continued)

   After completion of the merger and the Boots & Coots acquisition, the name of Havenwood was changed to Boots & Coots International Well Control, Inc.

   On September 25, 1997, the Company formed a wholly-owned subsidiary company, ABASCO, Inc. ("ABASCO") to purchase the assets of ITS Environmental, a manufacturer and distributor of rapid response oil and chemical spill containment and reclamation equipment and products since 1975. The Company paid $1,590,000 cash and issued 300,000 shares of common stock to acquire the manufacturing equipment, inventory and customer lists. This transaction was accounted for as a purchase and the acquired assets of ABASCO were revalued at fair market value effective as of September 12, 1997 resulting in goodwill of approximately $749,000 which will be amortized over 25 years.

   The operations of the two acquired entities are included in the Company's consolidated operations from the respective acquisition dates. The Company's revenues, net loss applicable to common shareholders, and net loss per share on an unaudited pro forma basis, assuming that Boots & Coots and ABASCO acquisitions occurred on July 1, 1996 would be as follows:

                                     Six-Month
                                       Period
                         Year          Ended
                         Ended      December 31,
                     June 30, 1997      1997
                     -------------  ------------
                       (unaudited)   (unaudited)

Revenues              $17,390,000   $6,627,000
Net Earnings (Loss)   $ 1,011,000   $ (444,000)
Net Earnings (Loss)
 per Share            $       .08   $     (.02)

     Through December 31, 1997 the Company's core business unit was in the oil and natural gas well control segment of the oil and gas services industry, providing services on a global basis in oil and gas well blowout control and/or firefighting, specialized industrial firefighting and well control equipment rental and sales, consulting engineering services, drilling rig and production facilities inspection, safety training courses and blowout contingency planning.

 B.  SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 B.  SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

   Property and Equipment - Property and equipment is stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15 years), well control and fire -fighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Office leasehold improvements are amortized over the remaining primary lease terms.

   Goodwill - The Corporation amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over periods ranging from 15 to 25 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets. Goodwill shown in the consolidated financial statements relates to the Company's acquisitions of IWC, Boots & Coots LP, and ABASCO, and Hell Fighters.

   Amortization expense was 13,063 in year ended June 30, 1997 and $20,179 six month for the period ended December 31, 1997.

   Foreign Currency Translation - The functional currency of the Company's foreign operations is the U.S. dollar. All customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency transaction gains or losses are included in the Consolidated Statements of Operations.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 B.  SIGNIFICANT ACCOUNTING POLICIES: (continued)

     Earnings Per Share - Basic and diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted average common shares outstanding during the year ended June 30, 1997 and the six-month period ended December 31, 1997. Options to purchase shares of common stock were outstanding during the year ended June 30, 1997 and six-month period ended December 31, 1997 but were not included in the computation of diluted earnings (loss) per share, either because the option price was greater than the average market price of the common stock or were anti-dilutive.

     Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 15, 1995. This pronouncement specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The adoption of this pronouncement did not have a material impact on the Company's financial condition or operating results upon implementation.

     The FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. This pronouncement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement in the fiscal year ended June 30, 1997; see Note D - Capital Stock for further discussion.

     The FASB issued SFAS No. 128, Earnings Per Share, effective for financial statements issued after December 31, 1997, including interim periods, that establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period per share data presented. The Company adopted the disclosure requirements of this statement and has restated, its 1997 amounts to reflect the adoption retroactively.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 B.  SIGNIFICANT ACCOUNTING POLICIES: (continued)

     The FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays these items with the same prominence as other financial statements. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the Company management in deciding how to allocate resources and in assessing performance.

     SFAS Nos. 130 and 131 are effective for financial statements presented for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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

     Change in Fiscal Year - Effective December 8, 1997, the Company changed its fiscal year from June 30 to December 31. The consolidated financial statements include presentation of the transition period beginning on July 1, 1997 and ending December 31, 1997.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.   SIGNIFICANT ACCOUNTING POLICIES: (continued)

     Unaudited pro forma data for the six-month period ended December 31, 1996 consisted of the following:

     Revenues                               $743,040
     Operating loss                          396,648
     Income tax expense                       12,662
     Net loss                                409,310
     Basic loss per share                        .04
     Diluted loss per share                      .04


 C.  INVENTORIES:

     Inventories consisted of the following as of:

                                           June 30,   December 31,
                                             1997         1997
                                           --------   ------------
     Raw material and supplies             $288,265    $  239,172
     Work in process                              -        34,502
     Finished goods                               -       857,337
                                           --------    ----------
                                           $288,265    $1,131,011
                                           ========    ==========

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following as of:

                                                June 30,      December 31,
                                                  1997           1997
                                                --------      ------------
  Land                                          $     --       $  140,000
  Buildings and improvements                      68,853          561,350
  Control and firefighting equipment             151,442        5,992,856
  Shop and other equipment                       157,014          380,191
  Vehicles                                        27,697          134,263
  Office equipment and furnishings                96,176          301,764
                                               ---------       ----------
  Accumulated depreciation and amortization     (110,476)        (561,615)
                                               ---------       ----------
   Net                                         $ 390,706       $6,948,809
                                               =========       ==========

E.  INCOME TAXES:

   The Company and its wholly-owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes shown in the Consolidated Statements of Operations differs from the amount that would be computed if the loss before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

                                                                  Six-Month
                                                                   Period
                                                                    Ended
                                                  Year Ended     December 31,
                                                 June 30, 1997       1997
                                                 -------------   ------------
    Tax benefit at statutory rate                 $ (44,559)       $(258,003)
    Foreign taxes                                    24,569           41,370
    Unrecognized net operating assets                44,559          258,003
                                                  ---------        --------
         Provision (benefit) for income taxes      $ 24,569        $  41,370
                                                  =========        ========

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.   INCOME TAXES: (continued)

     The approximate tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows as of:

                                               June 30,       December 31,
                                                 1997            1997
                                              ---------        ---------
     Net operating loss carryforwards         $  74,000          332,000
     Valuation allowance                       ( 74,000)        (332,000)
                                              ---------        ---------
          Net deferred tax asset, net         $       -        $       -
                                              =========        =========

     The valuation allowance increased $44,000 and $258,000 in the year ended June 30, 1997 and the six-month period ended December 31, 1997, respectively, because of net operating loss carryforwards generated in those years. There were no other significant temporary differences as of June 30, 1997 and December 31, 1997.

     As of December 31, 1997, the Company has net operating loss carryforwards of approximately $980,000 expiring in various amounts beginning in 2011.

F.   NOTES PAYABLE:

     Notes payable consisted of the following:


                                                 June 30,  December 31,
                                                   1997        1997
                                                 --------  ------------
     Vehicle and equipment notes bearing
     interest at rates from 9.25% to 12.25%,
     payable in monthly installments,
     through April 1999 and collateralized
     by vehicles and equipment.                  $ 36,549     $  30,215

     Also see Note A regarding the note payable to Boots & Coots, L.P.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.   NOTES PAYABLE: (continued)

     In January 1997, the Company commenced an offering for up to $5,000,000 of debt financing on a "best-efforts" basis through a Private Placement Memorandum providing for the issuance of a minimum of 500 and a maximum of 5,000 Investment Units at a price of $1,000 per Unit with a minimum investment of 25 Units. Each Unit consisted of a 12% Senior Subordinated Note (the "Notes") of the Company in the principal amount of $1,000 with a warrant to purchase under certain circumstances shares of the Company's common stock at a discounted price. Management estimated the fair value of the proceeds applicable to the warrants issued through June 30, 1997 to be $155,000 and during July 1997 to be $145,000, which amounts have been reflected as a discount on the Notes and an increase to additional paid-in capital. Interest on the Notes at the rate of 12% per annum (13.3% effective interest rate based on reduced note balances) is payable semi-annually commencing July 1, 1997 with maturity date for the Notes on December 31, 2000, subject to extension for up to two periods of six months each with an increase in the interest rate to 14%. Net proceeds, after sales commissions and offering expenses, (deferred and amortized over term of notes) from this financing were utilized for working capital and business expansion purposes. Through June 30, 1997 subscriptions for $1,555,000 were received and funded. Subsequent to June 30, 1997 the Company received additional subscription agreements of $1,445,000 though termination of the offering in July 1997.

     Effective September 12, 1997, holders of the Company's 12% Senior Subordinated Notes were offered the election to exercise the warrants into common stock of the Company at an exchange rate of $.75 per share with payment accomplished through surrender and retirement of their notes. An aggregate face amount of $2,900,000 of Notes were converted into an aggregate of 3,866,653 shares of common stock with $193,000 recognized as a charge to operations for early extinguishment of indebtedness. The carrying amount, net of costs associated with debt offering, was transferred to equity at time of conversion .

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  Notes to Consolidated Financial Statements

G.   SHAREHOLDERS' EQUITY:

     At June 30, 1996, the Company authorized 1,000,000 shares of no par common stock of which 100,000 shares were issued and outstanding. Effective December 17, 1996, the Company amended its Articles of Incorporation and By-Laws increasing its authorized capital stock to 50,000,000 shares of $0.01 par value common stock by effecting a 50-to-1 stock split and 5,000,000 shares of $0.00001 par value preferred stock, which may be issued at the discretion of the Board of Directors. At June 30, 1997 and December 31, 1997, a total of 14,187,368 shares and 29,998,662 shares, respectively, of common stock were issued and outstanding. As discussed in Note A, on July 29, 1997 the Company completed a merger with Havenwood Ventures, Inc. and the par value of the common stock became $.00001 per share. All references herein have been restated to reflect the amended amounts.

     On September 18, 1997, Boots & Coots/IWC closed a private placement offering for the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to the Company after placement agents' fees and expenses of the offering were approximately $6,323,000 and were used for payment on the Boots & Coots, L.P. acquisition notes and for working capital. Additionally, the placement agents were awarded 748,000 warrants at an exercise price of $1.20, which are exercisable for a period of four years from grant date.

     In November 1996, the Board of Directors approved the 1996 Incentive Stock Plan which allowed the Board of Directors to grant up to 1,500,000 incentive stock options to eligible employees. These options are exercisable by the holders thereof for a period of 10 years from the date of grant.

     In November 1997, the Board of Directors approved the 1997 Incentive Stock Plan, which will allow the Company to grant an additional 1,475,000 incentive stock options to eligible employees. The terms of the 1997 plan are substantially the same as the 1996 plan discussed above.

     Also in November 1997, the Board of Directors adopted the Outside Directors' Option Plan (the "Director's Plan"). The Directors' Plan provides for the issuance an option to purchase 15,000 shares per year to each member of the Board of Directors who is not an employee of the Company. Options may be exercised over a five-year period with the initial right to exercise, starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior thereto. After one year from the date of the grant, options outstandig under the Director' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. 45,000 options have been granted under the Directors Plan as of December 31, 1997.

     The Board of Directors also approved an Executive Compensation Plan, which will allow the Company to grant additional options covering 1,475,000 shares of the Company's common stock. The terms of this plan are substantially the same as the two incentive plans.

     Activity in these option plans for the year ended June 30, 1997 and December 31, 1997 was as follows:

                                                            Weighted
                                                             Average
                                              Number      Exercise Price
                                            of Shares       Per Share
                                            ---------     --------------

     Outstanding June 30, 1996                    --         $   --
       Granted                               690,000           0.43
       Exercised                                  --             --
       Expired                                    --             --
                                           ---------         ------
     Outstanding June 30, 1997               690,000           0.43
       Granted                               525,000           2.58
       Exercised                            (161,000)          0.43
                                           ---------         ------
     Outstanding December 31, 1997         1,054,000           1.41
                                           =========

     As of December 31, 1997, 349,000 ($.43) options are currently exercisable and the remaining options vest over a period of five years from date of grant.

     In December 1996 and April 1997, the Company issued a total of 1,265,000 contractual stock options to five persons, including 460,000 options issued to certain officers and directors and 350,000 options issued to two attorneys. These contractual stock options have a two-year term beginning on the original date of grant, are fully vested and are immediately exercisable by the holders thereof at a price of $0.43 per share. During the six-months ended December 31, 1997, the Company allowed the exercise of these options through the redemption of common shares owned by the option holders. These shares had been owned for a period adequate to place the option holders at risk for market fluctutation; therefore, no compensation expense has been recorded by the Company for the shares issued pursuant to this option exercise.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.   SHAREHOLDERS' EQUITY: (continued)

     In December 1997, the Company granted 50,000 options to a consultant at an exercise price of $3.66 per share. These options are excercisable upon grant and remain exercisable for a period of five years from the grant date.

     In September 1997, the Company granted 80,000 options to two consultants at an exercise price of $2 per share. These options are exercisable upon grant and remain excercisable for a period of four years from the grant date.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's reported net loss and net loss per common share would have changed to the pro forma amounts indicated below:


                                                                  Six-Month
                                                                   Period
                                                Year               Ended
                                               Ended             December 31,
                                            June 30, 1997           1997
                                            -------------        ------------
     Net loss                As reported      $(155,624)           $  (758,832)
                              Pro forma       $(219,724)           $(1,028,832)

     Net loss per
      common share           As reported      $   (0.01)           $     (0.03)
                              Pro forma       $   (0.02)           $     (0.04)

     The fair value of each option grant was estimated on the date of grant using Black-Scholes option pricing model with the following assumptions: risk-free rate of 6%, volatility of 97%, no assumed dividend yield and expected lives of one to three years.

H.   RELATED PARTY TRANSACTIONS:

     The Company shares certain administrative facilities and services including corporate office space, administrative personnel and office support equipment with Buckingham Capital Corporation, an affiliate of the Company's controlling shareholder. For the year ended June 30, 1997 and six-month period ended December 31, 1997, the Company paid approximately $236,000 and $186,000, respectively, to Buckingham Capital Corporation for such services. Management believes such charges are comparable to what would have been paid to outside parties for such facilities and services.

     During the year ended June 30, 1997 and the six-month period ended December 31, 1997, the Company incurred $155,500 and $144,500, respectively, in financial consulting fees for services rendered by Buckingham Capital Corporation in connection with the Company's private offering of $3,000,000 principal amount of 12% Senior Subordinated Notes. Such amounts were included with deferred financing costs in the consolidated balance sheet and amortized over the term of the Notes, $2,900,000 of which were converted to equity in September 1997 (see Note F).

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.   COMMITMENTS AND CONTINGENCIES:

     The Company leases shop and equipment storage facilities under operating leases with terms in excess of one year.

     At December 31, 1997, future minimum lease payments under these noncancellable operating leases are approximately:

          Years Ending December 31:                      Amount
          -------------------------                      ------

                   1998                                 $131,000
                   1999                                  128,000
                   2000                                   75,000
                   2001                                   75,000
                   2002                                   75,000
                   Thereafter                             50,000
                                                        --------
                                                        $534,000
                                                        ========

     Rent expense for the year ended June 30, 1997 and the six-month period ended December 31, 1997, was approximately $77,000 and $140,000, respectively.

J.   REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     During the periods presented below, the following customers represented significant concentrations of consolidated revenues:


                                                          Six-Month
                                                           Period
                                        Year                Ended
                                       Ended              December 31,
                                    June 30, 1997            1997
                                    -------------         ------------
          Customer A                $  385,002            $       --
          Customer B                   757,375                    --
          Customer C                   416,011                    --
          Customer D                        --             1,453,655
          Customer E                        --               568,407

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.   REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK: (continued)

The Company's revenues are generated geographically as follows:

                                                          Six-Month
                                                           Period
                                            Year            Ended
                                           Ended         December 31,
                                       June 30, 1997         1997
                                       -------------     ------------
               Domestic customers           71%              61%
               Foreign customers            29%              39%

     Four of the Company's customers (each in excess of 10%) collectively accounted for 86% of outstanding accounts receivable at June 30, 1997.
     Two of the Company's customers collectively accounted for 27% of outstanding accounts receivable at December 31, 1997. The Company believes that future accounts receivable with these companies will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

K.   EVENTS SUBSEQUENT TO DECEMBER 31, 1997:

     On January 2, 1998, the Company completed the funding of the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000. Financing for the acquisition of ITS was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 21, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000).

     In connection with the sale through private placement of the 10% Senior Secured Notes on January 2, 1998, the Company entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes. The commitment for the Senior Secured Notes by the note holders also required the payment by the Company of a $50,000 commitment fee. The note holders were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's Common Stock at a price of $2.62 per share.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   EVENTS SUBSEQUENT TO DECEMBER 31, 1997: (continued)

     The ITS seller obligation of $1,000,000 bears interest at the rate of 10% per annum is payable on March 31, 1998.

     For its most recent fiscal year ended March 31, 1997, ITS contributed revenues of approximately $41,000,000 and pre-tax operating income of approximately $1,000,000 to the consolidated operating results of its former parent company (unaudited). The above pre-tax operating income is prior to allocations of a portion of the former parent company's corporate overhead expenses to ITS. Such corporate overhead expense allocations are not considered to be indicative of incremental costs, if any, to be incurred by the Company as a result of its ownership of ITS.

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3, with an effective date for audited purchase price adjustments of December 31, 1997, was $570,568 cash; the repayment of corporate secured debt and interest thereon of approximately $1,250,000; and the issuance of 488,136 shares of the Company's Common Stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. Code 3 reported unaudited revenues of approximately $4,800,000 and pre-tax income of approximately $296,000 for its fiscal year ended December 31, 1997.

     On March 5, 1998, the Company sold through private placement to the noteholders an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share.

     Management has undertaken steps to finance its working capital and expansion plan. Such financing alternatives include: (1) the sale, currently underway through private placement on a best-effort basis, of $10,000,000 of 10% Junior Redeemable Convertible Preferred Stock; (2) consideration for the offering through private placement on a best-efforts basis of a Convertible Preferred Stock Offering; (3) discussions with certain commercial banks for a secured debt facility; and, (4) discussions regarding the possible private placement of Subordinated Notes. Although these financing efforts are in process and not yet completed, Management believes these actions, together with cash flows from operations, will provide adequate funding to the Company.