Form 10KSB40/A
period 1997-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-04-08
CIK 833845

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-KSB/A

                               ----------------

(Mark One)

 [_]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

 [X]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JUNE 30, 1997 TO DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 0-20843

                               ----------------

                                 BOOTS & COOTS
                       INTERNATIONAL WELL CONTROL, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                                 11-2908692
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


     5151 SAN FELIPE, SUITE 450
           HOUSTON, TEXAS                                 77056
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)


                                 713-621-7911
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Securities registered under Section 12(b) of the Exchange Act:

            TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------               -----------------------------------------
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-KSB

                                 ANNUAL REPORT
        FOR THE TRANSITION PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  Item 1. Description of Business.........................................   1
  Item 2. Description of Property.........................................  11
  Item 3. Legal Proceedings...............................................  11
  Item 4. Submission of Matters to a Vote of Security-Holders.............  11
PART II...................................................................  12
  Item 5. Market for Common Equity and Related Stockholder Matters........  12
  Item 6. Management's Discussion and Analysis or Plan of Operation.......  13
  Item 7. Financial Statements............................................  15
  Item 8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  15
PART III..................................................................  16
  Item 13. Exhibits List and Reports on Form 8-K..........................  16
SIGNATURES................................................................  18
FINANCIAL STATEMENTS
  Independent Auditor's Report............................................ F-1
  Consolidated Balance Sheets............................................. F-2
  Consolidated Statements of Operations................................... F-3
  Consolidated Statements of Shareholder's Equity......................... F-4
  Consolidated Statements of Cash Flows................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6

  On December 8, 1997, the Board of Directors of the registrant approved a change in the registrant's fiscal year end from June 30 to December 31. Consequently, the registrant is filing this transition report on Form 10-KSB for the six month period commencing July 1, 1997, and ending December 31, 1997.

  FORWARD-LOOKING STATEMENTS. This transition report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward- looking statements for the reasons detailed below as well as in other sections of this report on Form 10-KSB. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-QSB, 8-K, 10-KSB and Annual Report to Stockholders.

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

  HALLIBURTON ALLIANCE. The Company also conducts business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name "WELLCALLSM" and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning, and other specialized services. See "Business--Halliburton Alliance."

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

  Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of Houston-based companies have dominated the market. As a result, if an operator in Indonesia, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston that would take the following steps:

  . Immediately dispatch a control team to the well location to supervise debris removal, local equipment mobilization and site preparation;

  . Gather and analyze the available data, including drilling history, geology, availability of support equipment, personnel, water supplies and ancillary firefighting resources;

  . Develop or implement a detailed fire suppression and well-control plan;

  . Mobilize additional well-control and firefighting equipment in Houston;

  . Air freight equipment from Houston to the blowout location;

  . Extinguish the fire and bring the well under control; and

  . Transport the control team and equipment back to Houston.

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

  VOLATILITY OF FIREFIGHTING REVENUES. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company. While the demand for firefighting and blowout control services ordinarily follows predictable trends in the oil and gas industry, extraordinary events such as the Bay Marchand and Piper Alpha disasters have historically occurred only every four to six years. Wars, acts of terrorism and other unpredictable factors may increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company can expect to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services. While the

Company believes that its acquisitions of ABASCO, ITS and Code 3 and anticipated revenues from the WELLSURESM program and from the Company's consulting, snubbing, training and industrial and marine firefighting services will help to provide an expanded and predictable revenue and earnings base in the future, there can be no assurance that the Company will be successful in further developing these acquired businesses and added services. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year for the foreseeable future.

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

  Non-critical Events. Non-critical Events frequently occur in connection with the drilling of new wells into high pressure reservoirs. In most Non- critical Events, the blowout preventers and other safety systems on the drilling rig function according to design and the Company is then called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While Non-critical Events do not ordinarily have the revenue impact of a Critical Event, they are much more common and predictable.

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

  Industrial and Marine Firefighting. This service line is divided into two distinct elements: pre-event consulting and Critical Event management. The pre- event services offered in the industrial and marine firefighting business include complete on-site inspection services, safety audits and pre-event planning. Based on these pre-event services, the Company can recommend the equipment, facilities and manpower resources that a client should have available in order to effectively respond to a fire. The Company can also consult with the client to insure that the equipment and services required by the client will be available when needed. If a Critical Event subsequently occurs, the Company is ready to respond at a client's facility with experienced firefighters and auxiliary equipment.

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

  WELLSURESM Program. On February 6, 1998, the Company announced the formation of an alliance with Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana. The alliance offers oil and gas exploration and production companies, through retail insurance brokers, a new program known as "WELLSURESM," which combines traditional well control and blowout insurance with the Company's post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURESM has been arranged with leading London insurance underwriters. WELLSURESM program participants will be provided with the full benefit of having the Company as a safety and prevention partner. In the event of well blowouts, the Company will serve as the integrated emergency response service provider, as well as function as lead contractor and project manager for control and restoration of wells covered under the program.

HALLIBURTON ALLIANCE

  In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALLSM", draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALLSM provides to an operator include:

  . Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week;

  . A full-time team of experienced well control specialists that are dedicated to safety;

  . Specialized equipment design, rental, and sales;

  . Contingency planning consultation where WELLCALLSM specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan; and

  . A single-point contact to activate a coordinated total response to well control needs.

  Operators contracting with WELLCALLSM receive a Strategic Event Plan, or S.T.E.P., a comprehensive contingency plan for well control that is region-specific, reservoir-specific, site-specific and well-specific. The S.T.E.P. plan provides the operator with a written, comprehensive and coordinated action plan that incorporates historical data, pre-planned call outs of Company and Halliburton personnel, pre-planned call outs of necessary equipment and logistical support to minimize response time and coordinate the entire well control effort. Thereafter, in the event of a blowout, WELLCALLSM provides the worldwide engineering and well control equipment capabilities of Halliburton and the firefighting expertise of the Company through an integrated contract with the operator.

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

BUSINESS STRATEGY

  Over the next few years, the Company intends to continue to expand its operations and to build upon its demonstrated strengths while increasing revenues from its consulting, equipment sales, environmental containment and remediation services and Non-critical Event activities. Recognizing that the well control services business is a finite market whose upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis and expand its range of services to establish a diversified and expanded revenue base. The Company intends to accomplish its objectives by promoting the Halliburton Alliance and the WELLSURESM program, continuing to integrate the businesses of Boots & Coots, ABASCO, ITS and Code 3, increasing the geographical scope of its training and consulting programs, and establishing additional Company-owned Fire Stations at locations outside the United States. Like the Company owned Fire Stations in Houston, Texas, and Duncan, Oklahoma, the industry supported Fire Station on the North Slope of Alaska and the Fire Station in Anaco, Venezuela, the proposed Company-owned Fire Stations would include the equipment required to respond to a well blowout or fire. In general, the Company plans to offer a broader range of services to oil and gas producers worldwide, increasing both the scope of its target and its market share.

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

COMPETITION

  The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURESM program, and its recent acquisitions of Boots & Coots, Abasco, ITS and Code 3 will strengthen its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

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

  ELECTION OF DIRECTORS. At the Meeting, the stockholders elected the following persons to the board of directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:

                                                               VOTES
                       NAME                   TERM VOTES FOR  AGAINST ABSTAINING
                       ----                   ---- ---------- ------- ----------
      Larry Ramming.......................... 1998 16,807,720     0        0
      Jerry Winchester....................... 1999 16,807,720     0        0
      Doug Johnson........................... 1999 16,807,720     0        0
      Brian Krause........................... 2000 16,807,720     0        0
      K. Kirk Krist.......................... 2000 16,807,720     0        0

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

  RATIFICATION OF INDEPENDENT AUDITORS. At the Meeting, the stockholders of the Company voted on and approved a resolution ratifying the selection of Hein + Associates LLP, as the Company's auditors for the fiscal year ending December 31, 1997. The stockholders voted 16,374,387 shares for such proposal and 100,000 shares were voted against or withheld, with 333,333 shares abstaining or not voting.

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

                                                        HIGH           LOW
                                                    ------------- -------------
                                                     BID   ASKED   BID   ASKED
                                                    ------ ------ ------ ------
      Quarter ended September 30, 1997:............ $ 5.50 $ 8.00 $ 1.50 $1.625
      Quarter ended December 31, 1997:............. $5.625 $5.875 $3.625 $3.875

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

  As discussed in Note B--Significant Accounting Policies in Notes to Consolidated Financial Statements, the Company elected to change its fiscal year from June 30 to December 31. A summary of operating results is as follows:

                                                     SIX MONTHS ENDED
                           YEARS ENDED JUNE 30,        DECEMBER 31,
                           ----------------------  ---------------------
                              1996        1997       1996        1997
                           ----------  ----------  ---------  ----------
                                          (UNAUDITED)
Revenues.................. $1,662,121  $2,564,087  $ 743,040  $5,389,137
Costs and Expenses:
  Operating Expenses......  1,320,702   1,459,640    730,890   3,785,787
  General and
   Administrative.........    772,626   1,061,259    370,694   1,535,890
  Depreciation and
   Amortization...........     49,893     111,469     37,000     499,616
  Operating Loss..........   (481,100)    (68,281)  (395,544)   (432,156)
  Loss on Debt
   Extinguishment.........         --          --         --    (193,333)
  Other Income (Expenses).      4,216     (62,774)    (1,104)    (91,973)
  Income Taxes (Benefit)..   (137,818)     24,569     12,662      41,370
  Net Loss................   (339,066)   (155,624)  (409,310)   (758,832)

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

 Comparison of Six Months Ended December 31, 1996 with Six Months Ended December 31, 1997

  Revenues were $743,040 for the six months ended December 31, 1996 ("1996 Interim Period") compared to $5,389,137 for the six months ended December 31, 1997 ("1997 Interim Period"). This increase principally resulted from: (1) product sales from the ABASCO acquisition completed in September 1997 ($971,538); (2) sales of two fire fighting equipment packages in the 1997 Interim Period ($907,933); and, (3) increased market share for the Company's Well Control business unit.

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

 EXHIBIT
   NO.                   DESCRIPTION                            LOCATION
 -------                 -----------                            --------
   3.01  Amended and Restated Certificate of           Exhibit 3.02 of Form 8-K
         Incorporation                                 filed August 13, 1997
   3.02  Amendment to Certificate of Incorporation     Exhibit 3.03 of Form 8-K
                                                       filed August 13, 1997
   3.03  Amended Bylaws                                Exhibit 3.04 of Form 8-K
                                                       filed August 13, 1997
   4.01  Specimen Certificate for the Registrant's     Exhibit 4.01 of Form 8-K
         Common Stock                                  filed August 13, 1997
   4.02  Form of 12% Senior Subordinated Notes due     Exhibit 4.02 of Form 8-K
         December 31, 2000                             filed August 13, 1997
   4.03  Form of Noteholders' Warrants to Purchase     Exhibit 4.03 of Form 8-K
         $3,000,000 of Common Stock                    filed August 13, 1997
   4.04  Form of Employees Options to Purchase         Exhibit 4.04 of Form 8-K
         690,000 Shares of Common Stock                filed August 13, 1997
   4.05  Form of Contractual Options to Purchase       Exhibit 4.05 of Form 8-K
         1,265,000 Shares of Common Stock              filed August 13, 1997
   4.06  Note Purchase Agreement with Main             Exhibit 4.06 of Form
         Street/Geneva                                 10-KSB filed on March 31,
                                                       1998
   4.07  First Amendment to Note Purchase Agreement    Exhibit 4.07 of Form
         with Main Street/Geneva                       10-KSB filed on March 31,
                                                       1998
   9.01  Voting Trust Agreement between Larry H.       Exhibit 9.01 of Form
         Ramming, Raymond Henry, Richard Hatteberg,    10-KSB filed on March 31,
         Danny Clayton and Brian Krause (as amended)   1998
  10.01  Alliance Agreement between IWC Services,      Exhibit 10.01 of Form 8-K
         Inc. and Halliburton Energy Services, a       filed August 13, 1997
         division of Halliburton Company
  10.02  Executive Employment Agreement of Larry H.    Exhibit 10.02 of Form 8-K
         Ramming                                       filed August 13, 1997
  10.03  Executive Employment Agreement of Raymond     Exhibit 10.03 of Form 8-K
         Henry                                         filed August 13, 1997
  10.04  Executive Employment Agreement of Brian       Exhibit 10.04 of Form 8-K
         Krause                                        filed August 13, 1997
  10.05  Executive Employment Agreement of Richard     Exhibit 10.05 of Form 8-K
         Hatteberg                                     filed August 13, 1997
  10.06  Executive Employment Agreement of Danny       Exhibit 10.06 of Form 8-K
         Clayton                                       filed August 13, 1997
  10.07  Security Agreement and Financing Statement    Exhibit 10.07 of Form
         with Main Street/Geneva                       10-KSB filed on March 31,
                                                       1998

 EXHIBIT
   NO.                  DESCRIPTION                           LOCATION
 -------                -----------                           --------
  10.08  First Amendment to Security Agreement       Exhibit 10.08 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.09  Stock Pledge Agreement with Main            Exhibit 10.09 of Form
         Street/Geneva                               10-KSB filed on March 31,
                                                     1998
  10.10  First Amendment to Stock Pledge Agreement   Exhibit 10.10 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.11  Form of Warrant issued to Main              Exhibit 10.11 of Form
         Street/Geneva                               10-KSB filed on March 31,
                                                     1998
  10.12  Form of Registration Rights Agreement       Exhibit 10.12 of Form
         with Main Street/Geneva                     10-KSB filed on March 31,
                                                     1998
  10.13  Form of First Amendment to Registration     Exhibit 10.13 of Form
         Rights Agreement                            10-KSB filed on March 31,
                                                     1998
  10.14  1997 Incentive Stock Plan                   Exhibit 10.14 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.15  Proposed Outside Directors' Option Plan     Exhibit 10.15 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.16  Proposed Executive Compensation Plan        Exhibit 10.16 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.17  Halliburton Center Sublease                 Exhibit 10.17 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  10.18  Camac Plaza Sublease                        Exhibit 10.18 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  11.01  Computation of Per Share Earnings           Exhibit 11.01 of Form
                                                     10-KSB filed on March 31,
                                                     1998
  21.01  List of subsidiaries                        Exhibit 21.01 of Form
                                                     10-KSB/A filed December 5,
                                                     1997
  27.01  Financial Data Schedule                     Exhibit 27.01 of Form
                                                     10-KSB filed on March 31,
                                                     1998

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

Boots & Coots International Well Control, Inc.

       /s/ Larry H. Ramming
By:________________________________                Date: April 8, 1998
Larry H. Ramming, Chief Executive
Officer

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                      TITLE                   DATE

By:/s/   Larry H. Ramming            Chief Executive           April 8, 1998
  --------------------------------    Officer and
         Larry H. Ramming             Director

By:/s/   Thomas L. Easley            Chief Financial           April 8, 1998
  --------------------------------    Officer and
         Thomas L. Easley             Director

By:/s/   David G. Williams           Controller                April 8, 1998
  --------------------------------
         David G. Williams

By:/s/     Brian Krause              President and             April 8, 1998
  --------------------------------    Director
           Brian Krause

By:/s/      Kirk Krist               Director                  April 8, 1998
  --------------------------------
            Kirk Krist

By:/s/     Doug Johnson              Director                  April 8, 1998
  --------------------------------
           Doug Johnson

By:/s/   Jerry Winchester            Director                  April 8, 1998
  --------------------------------
         Jerry Winchester

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

                                          /s/ Hein + Associates LLP
                                          -------------------------------------
                                          Hein + Associates LLP

Houston, Texas
March 27, 1998

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    DECEMBER
                        ASSETS                            1997      31, 1997
                        ------                         ----------  -----------
CURRENT ASSETS:
  Cash................................................ $  701,321  $ 1,718,060
  Receivables--net of allowance for doubtful accounts
   of $7,000 at December 31, 1997.....................  1,380,570    2,765,581
  Inventories.........................................    288,265    1,131,011
  Prepaid expenses and other current assets...........     49,754      427,160
                                                       ----------  -----------
    Total current assets..............................  2,419,910    6,041,812
PROPERTY, PLANT AND EQUIPMENT, net....................    390,706    6,948,809
OTHER ASSETS:
  Deferred financing costs and other assets--net of
   accumulated amortization of $14,731 and $16,712 at
   June 30 and December 31, 1997, respectively........    443,448       87,128
  Goodwill--net of accumulated amortization of $25,677
   and $45,856 at June 30 and December 31, 1997,
   respectively.......................................    170,272      983,624
                                                       ----------  -----------
    Total assets...................................... $3,424,336  $14,061,373
                                                       ==========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................... $  666,458  $ 1,679,242
  Accrued liabilities and customer advances...........    496,175      486,450
  Notes payable--current portion......................     22,211    1,564,928
                                                       ----------  -----------
    Total current liabilities.........................  1,184,844    3,730,620
                                                       ----------  -----------
NOTES PAYABLE--net of current portion.................     14,338        9,207
12% SENIOR SUBORDINATED NOTES.........................  1,399,500       90,000
COMMITMENTS AND CONTINGENCIES (Note I)
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares
   authorized, no shares issued or outstanding).......         --           --
  Common stock ($.00001 par, 50,000,000 shares
   authorized, 14,187,368 and 29,998,662 shares issued
   and outstanding at June 30 and December 31, 1997,
   respectively)......................................        142          300
  Additional paid-in capital..........................  1,048,118   11,212,684
  Accumulated deficit.................................   (222,606)    (981,438)
                                                       ----------  -----------
    Total shareholders' equity........................    825,654   10,231,546
                                                       ----------  -----------
    Total liabilities and shareholders' equity........ $3,424,336  $14,061,373
                                                       ==========  ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     SIX-MONTH
                                                                      PERIOD
                                                       YEAR ENDED      ENDED
                                                        JUNE 30,     DECEMBER
                                                          1997       31, 1997
                                                       -----------  -----------
REVENUES:............................................  $ 2,564,087  $ 5,389,137
COSTS AND EXPENSES:
  Operating expenses.................................    1,459,640    3,785,787
  General and administrative.........................    1,061,259    1,535,890
  Depreciation and amortization......................      111,469      499,616
                                                       -----------  -----------
                                                         2,632,368    5,821,293
                                                       -----------  -----------
Operating Loss.......................................       68,281     (432,156)
Loss on Debt Extinguishment..........................           --      193,333
Other Expenses, primarily interest...................       62,774       91,973
                                                       -----------  -----------
Loss Before Income Taxes.............................     (131,055)    (717,462)
Income Tax Expense...................................       24,569       41,370
                                                       -----------  -----------
Net Loss.............................................  $  (155,624) $  (758,832)
                                                       ===========  ===========
Basic Earnings (Loss) Per Common Share...............  $     (0.01) $     (0.03)
                                                       ===========  ===========
Diluted Earnings (Loss) Per Common Share.............  $     (0.01) $     (0.03)
                                                       ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.   12,191,171   23,864,069
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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          YEAR ENDED JUNE 30, 1997 AND

                    SIX-MONTH PERIOD ENDED DECEMBER 31, 1997

                           COMMON STOCK    ADDITIONAL                   TOTAL
                         -----------------   PAID-IN    ACCUMULATED SHAREHOLDERS'
                           SHARES   AMOUNT   CAPITAL      DEFICIT      EQUITY
                         ---------- ------ -----------  ----------- -------------
BALANCES, July 1, 1996.. 11,500,000  $115  $   800,645   $ (66,982)  $   733,778
  Common stock options
   issued for services
   rendered.............         --    --       46,000          --        46,000
  Common stock issued
   for services
   rendered.............    230,000     2        9,998          --        10,000
  Common stock issued...  2,457,368    25          (25)         --            --
  Common stock issued as
   compensation.........                        36,000          --        36,000
  Sale of common stock
   warrants.............         --    --      155,500          --       155,500
  Net loss..............         --    --           --    (155,624)     (155,624)
                         ----------  ----  -----------   ---------   -----------
BALANCES, June 30, 1997
 ....................... 14,187,368   142    1,048,118    (222,606)      825,654
  Common stock issued...  1,314,632    13          (13)         --            --
  Exchange conversion
   with Havenwood
   reverse merger.......  1,173,168    12          (12)         --            --
  Common stock issued to
   acquire Boots & Coots
   L.P..................    259,901     3      999,997          --     1,000,000
  Sale of common stock
   warrants.............         --    --      144,500          --       144,500
  Common stock issued to
   extinguish debt......  3,866,653    39    2,447,251          --     2,447,290
  Sale of common stock,
   net of offering
   costs................  7,475,000    75    6,238,025          --     6,238,100
  Common stock issued to
   purchase ABASCO,
   Inc..................    300,000     3      239,997          --       240,000
  Common stock issued
   for services
   rendered.............    100,000     1       79,999          --        80,000
  Common stock issued
   upon exercise of
   options..............  1,287,440    12          (12)         --            --
  Common stock issued
   upon exercise of
   options..............     34,500    --       14,834          --        14,834
  Net loss..............         --    --           --    (758,832)     (758,832)
                         ----------  ----  -----------   ---------   -----------
BALANCES, December 31,
 1997................... 29,998,662  $300  $11,212,684   $(981,438)  $10,231,546
                         ==========  ====  ===========   =========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX-MONTH
                                                                      PERIOD
                                                       YEAR ENDED      ENDED
                                                        JUNE 30,     DECEMBER
                                                          1997       31, 1997
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................  $  (155,624) $  (758,832)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization......................       74,480      451,139
  Amortization.......................................       36,989       48,477
  Common stock issued as compensation................       36,000           --
  Bad debt expense...................................           --        7,000
  Loss on debt extinguishment........................           --      193,333
  Changes in operating assets and liabilities, net of
   assets acquired:
    Receivables......................................   (1,075,542)  (1,392,011)
    Inventories and supplies.........................     (288,265)     337,846
    Prepaid expenses.................................      (43,304)    (380,084)
    Deferred costs and other assets (not current)....      (33,950)          --
    Accounts payable.................................      601,442    1,012,784
    Accrued liabilities and customer advances........      496,175       (9,727)
                                                       -----------  -----------
    Net cash used in operating activities............     (351,599)    (490,075)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Boots & Coots, L.P..................           --  $(1,221,130)
  Acquisition of ABASCO, Inc.........................           --   (1,652,795)
  Property and equipment additions...................     (122,882)    (188,154)
  Disposition of assets..............................        4,010       38,909
  Acquisition of business and others.................      (44,983)          --
                                                       -----------  -----------
    Net cash used in investing activities............     (163,855)  (3,023,170)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised.....................           --       14,835
  Proceeds for issuance of debt and warrants.........    1,555,000    1,445,000
  Deferred financing costs...........................     (321,132)    (210,144)
  Debt repayments....................................      (71,050)  (3,222,607)
  Proceeds from sales of common stock................           --    6,502,900
                                                       -----------  -----------
    Net cash provided by financing activities........    1,162,818    4,529,984
                                                       -----------  -----------
NET INCREASE (DECREASE) IN CASH......................      647,364    1,016,739
CASH, beginning of year..............................       53,957      701,321
                                                       -----------  -----------
CASH, end of year....................................  $   701,321  $ 1,718,060
                                                       ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest.............................  $    53,427  $    65,543
  Cash paid for income taxes.........................  $    22,996  $    41,370
                                                       ===========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and options issued in exchange for
   property and equipment and services rendered......  $    56,000  $    80,000
  Conversion of subordinated debt and warrants to
   common stock......................................           --  $ 3,000,000
  Issuance of common stock in acquisitions...........           --  $ 1,240,000
  Write-off of deferred placement and debt costs.....           --  $   540,843
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

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

  The operations of the two acquired entities are included in the Company's consolidated operations from the respective acquisition dates. The Company's revenues, net loss applicable to common shareholders, and net loss per share on an unaudited pro forma basis, assuming that Boots & Coots and ABASCO acquisitions occurred on July 1, 1996 would be as follows:

                                                                    SIX-MONTH
                                                       YEAR ENDED  PERIOD ENDED
                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1997
                                                       ----------- ------------
                                                       (UNAUDITED) (UNAUDITED)
Revenues.............................................. $17,390,000  $6,627,000
Net Earnings (Loss)................................... $ 1,011,000  $ (444,000)
Net Earnings (Loss) per Share......................... $       .08  $     (.02)

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

B. SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation--The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Revenue Recognition--Revenue is recognized on the Company's service contracts either as earned on the basis of day work completed or, for turnkey contracts, on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from equipment sales is recognized upon contract completion.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

  Inventories--Inventories consist primarily of equipment, parts and supplies in work-in-progress. Inventories are valued at the lower of cost or market using the average cost method.

  Property and Equipment--Property and equipment is stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15 years), well control and fire -fighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Office leasehold improvements are amortized over the remaining primary lease terms.

  Goodwill--The Corporation amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over periods ranging from 15 to 25 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets. Goodwill shown in the consolidated financial statements relates to the Company's acquisitions of IWC, Boots & Coots LP, and ABASCO, and Hell Fighters.

  Amortization expense was 13,063 for the year ended June 30, 1997 and $20,179 for the six-month period ended December 31, 1997.

  Foreign Currency Translation--The functional currency of the Company's foreign operations is the U.S. dollar. All customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency transaction gains or losses are included in the Consolidated Statements of Operations.

  Income Taxes--The Company accounts for income taxes pursuant to the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carryforwards.

  Earnings Per Share--Basic and diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted average common shares outstanding during the year ended June 30, 1997 and the six-month period ended December 31, 1997. Options to purchase shares of common stock were outstanding during the year ended June 30, 1997 and six-month period ended December 31, 1997 but were not included in the computation of diluted earnings (loss) per share, either because the option price was greater than the average market price of the common stock or were anti-dilutive.

  Recent Accounting Pronouncements--The Financial Accounting Standards Board
(FASB) issued SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 15, 1995. This pronouncement specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The adoption of this pronouncement did not have a material impact on the Company's financial condition or operating results upon implementation.

  The FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. This pronouncement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement in the fiscal year ended June 30, 1997; see Note D--Capital Stock for further discussion.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

  The FASB issued SFAS No. 128, Earnings Per Share, effective for financial statements issued after December 31, 1997, including interim periods, that establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period per share data presented. The Company adopted the disclosure requirements of this statement and has restated its 1997 amounts to reflect the adoption retroactively.

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

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash Flow Information--The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Change in Fiscal Year--Effective December 8, 1997, the Company changed its fiscal year from June 30 to December 31. The consolidated financial statements include presentation of the transition period beginning on July 1, 1997 and ending December 31, 1997.

  Unaudited pro forma data for the six-month period ended December 31, 1996 consisted of the following:

      Revenues......................................................... $743,040
      Operating loss...................................................  396,648
      Income tax expense...............................................   12,662
      Net loss.........................................................  409,310
      Basic loss per share.............................................      .04
      Diluted loss per share...........................................      .04

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

C. INVENTORIES:

  Inventories consisted of the following as of:

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1997
                                                           -------- ------------
      Raw material and supplies........................... $288,265  $  239,172
      Work in process.....................................       --      34,502
      Finished goods......................................       --     857,337
                                                           --------  ----------
                                                           $288,265  $1,131,011
                                                           ========  ==========

D. PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following as of:

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1997
                                                          --------  ------------
      Land............................................... $     --   $  140,000
      Buildings and improvements.........................   68,853      561,350
      Well control and firefighting equipment............  151,442    5,992,856
      Shop and other equipment...........................  157,014      380,191
      Vehicles...........................................   27,697      134,263
      Office equipment and furnishings...................   96,176      301,764
                                                          --------   ----------
      Accumulated depreciation and amortization.......... (110,476)    (561,615)
                                                          --------   ----------
        Net.............................................. $390,706   $6,948,809
                                                          ========   ==========

E. INCOME TAXES:

  The Company and its wholly-owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes shown in the Consolidated Statements of Operations differs from the amount that would be computed if the loss before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

                                                            YEAR     SIX-MONTH
                                                           ENDED    PERIOD ENDED
                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1997
                                                          --------  ------------
      Tax benefit at statutory rate...................... $(44,559)  $(258,003)
      Foreign taxes......................................   24,569      41,370
      Unrecognized net operating assets..................   44,559     258,003
                                                          --------   ---------
        Provision (benefit) for income taxes............. $ 24,569   $  41,370
                                                          ========   =========


  The approximate tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows as of:

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1997
                                                          --------  ------------
      Net operating loss carryforwards................... $ 74,000     332,000
      Valuation allowance................................  (74,000)   (332,000)
                                                          --------    --------
        Net deferred tax asset, net...................... $     --    $     --
                                                          ========    ========

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

F. NOTES PAYABLE:

  Notes payable consisted of the following:

                                                         JUNE 30, DECEMBER 31,
                                                           1997       1997
                                                         -------- ------------
Vehicle and equipment notes bearing interest at rates
 from 9.25% to 12.25%, payable in monthly installments,
 through April 1999 and collateralized by vehicles and
 equipment.............................................. $36,549    $30,215

  Also see Note A regarding the note payable to Boots & Coots, L.P.

  In January 1997, the Company commenced an offering for up to $5,000,000 of debt financing on a "best-efforts" basis through a Private Placement Memorandum providing for the issuance of a minimum of 500 and a maximum of 5,000 Investment Units at a price of $1,000 per Unit with a minimum investment of 25 Units. Each Unit consisted of a 12% Senior Subordinated Note (the "Notes") of the Company in the principal amount of $1,000 with a warrant to purchase under certain circumstances shares of the Company's common stock at a discounted price. Management estimated the fair value of the proceeds applicable to the warrants issued through June 30, 1997 to be $155,000 and during July 1997 to be $145,000, which amounts have been reflected as a discount on the Notes and an increase to additional paid-in capital. Interest on the Notes at the rate of 12% per annum (13.3% effective interest rate based on reduced note balances) is payable semi- annually commencing July 1, 1997 with maturity date for the Notes on December 31, 2000, subject to extension for up to two periods of six months each with an increase in the interest rate to 14%. Net proceeds, after sales commissions and offering expenses, (deferred and amortized over term of notes) from this financing were utilized for working capital and business expansion purposes. Through June 30, 1997 subscriptions for $1,555,000 were received and funded. Subsequent to June 30, 1997 the Company received additional subscription agreements of $1,445,000 though termination of the offering in July 1997.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

  Also in November 1997, the Board of Directors adopted the Outside Directors' Option Plan (the "Director's Plan"). The Directors' Plan provides for the issuance an option to purchase 15,000 shares per year to each member of the Board of Directors who is not an employee of the Company. Options may be exercised over a five-year period with the initial right to exercise, starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior thereto. After one year from the date of the grant, options outstanding under the Director' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. 45,000 options have been granted under the Directors Plan as of December 31, 1997.

  The Board of Directors also approved an Executive Compensation Plan, which will allow the Company to grant additional options covering 1,475,000 shares of the Company's common stock. The terms of this plan are substantially the same as the two incentive plans.

  Activity in these option plans for the year ended June 30, 1997 and December 31, 1997 was as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        NUMBER    EXERCISE PRICE
                                                       OF SHARES    PER SHARE
                                                       ---------  --------------
      Outstanding June 30, 1996.......................        --      $  --
        Granted.......................................   690,000       0.43
        Exercised.....................................        --         --
        Expired.......................................        --         --
                                                       ---------      -----
      Outstanding June 30, 1997.......................   690,000       0.43
        Granted.......................................   525,000       2.58
        Exercised.....................................  (161,000)      0.43
        Cancelled.....................................   (11,500)      0.43
                                                       ---------      -----
      Outstanding December 31, 1997................... 1,042,500       1.41
                                                       =========      =====

  As of December 31, 1997, 349,000 ($.43) options are currently exercisable and the remaining options vest over a period of five years from date of grant.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

  In December 1996 and April 1997, the Company issued a total of 1,265,000 contractual stock options to five persons, including 460,000 options issued to certain officers and directors and 350,000 options issued to two attorneys. These contractual stock options have a two-year term beginning on the original date of grant, are fully vested and are immediately exercisable by the holders thereof at a price of $0.43 per share. During the six months ended December 31, 1997, the Company allowed the exercise of these options through the redemption of common shares owned by the option holders. These shares had been owned for a period adequate to place the option holders at risk for market fluctutation; therefore, no compensation expense has been recorded by the Company for the shares issued pursuant to this option exercise.

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

                                                                    SIX-MONTH
                                                          YEAR       PERIOD
                                                          ENDED       ENDED
                                                        JUNE 30,    DECEMBER
                                                          1997      31, 1997
                                                        ---------  -----------
      Net loss............................. As reported $(155,624) $  (758,832)
                                            Pro forma   $(219,724) $(1,028,832)
      Net loss per common share............ As reported $   (0.01) $     (0.03)
                                            Pro forma   $   (0.02) $     (0.04)

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

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

I. COMMITMENTS AND CONTINGENCIES:

  The Company leases shop and equipment storage facilities under operating leases with terms in excess of one year.

  At December 31, 1997, future minimum lease payments under these noncancellable operating leases are approximately:

      YEARS ENDING DECEMBER 31:                                          AMOUNT
      -------------------------                                         --------
      1998............................................................. $131,000
      1999.............................................................  128,000
      2000.............................................................   75,000
      2001.............................................................   75,000
      2002.............................................................   75,000
      Thereafter.......................................................   50,000
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

J. REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

  During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

                                                             YEAR    SIX-MONTH
                                                            ENDED   PERIOD ENDED
                                                           JUNE 30, DECEMBER 31,
                                                             1997       1997
                                                           -------- ------------
      Customer A.......................................... $385,002  $       --
      Customer B..........................................  757,375          --
      Customer C..........................................  416,011          --
      Customer D..........................................       --   1,453,655
      Customer E..........................................       --     568,407

  The Company's revenues are generated geographically as follows:

                                                                     SIX-MONTH
                                                         YEAR ENDED PERIOD ENDED
                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1997
                                                         ---------- ------------
      Domestic customers................................     71%         61%
      Foreign customers.................................     29%         39%

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

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

  On March 5, 1998, the Company sold through private placement to the note holders an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share.

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