Form 10KSB40/A
period 1997-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-05-01
CIK 833845

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

                            (AMENDMENT NO. 2)

                               ----------------

(Mark One)

 [_] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JUNE 30, 1997 TO DECEMBER 31, 1997

                      COMMISSION FILE NUMBER 1-13817

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  THIS DOCUMENT IS A COPY OF THE FORM 10-KSB/A FILED ON MAY 1, 1998, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

  This Amendment No. 2 to Form 10-KSB amends the Form 10-KSB filed by the registrant with the Commission on March 31, 1998, as amended by Amendment No. 1 filed on April 8, 1998 to add the information required in Items 9-12 of Part III thereof in lieu of the filing of the registrant's definitive proxy containing such information.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The following table lists the name and age of each director and executive officer of the Company, as well as those persons expected to make a significant contribution to the Company.

                NAME               AGE                   POSITION
                ----               ---                   --------
     Larry H. Ramming              51      Chairman of the Board of Directors
                                           Chief Executive Officer
     Brian Krause                  42      Director
                                           President
     Thomas L. Easley              52      Director
                                           Vice President
                                           Chief Financial Officer
                                           Secretary
     K. Kirk Krist                 39      Director
     Doug Johnson                  45      Director
     Jerry Winchester              38      Director

  Other key officers, technical and operating personnel of the Company and its principal subsidiaries and their ages are as follows:

                NAME               AGE                   POSITION
                ----               ---                   --------
     Well Control Business Unit
     Raymond Henry                 53      Director of Well Control Operations
     Richard Hatteberg             58      Senior Vice President, Well Control
     Danny Clayton                 49      Senior Vice President, President of
                                           Boots & Coots/IWC de Venezuela, S.A.
     Mike Foreman                  35      Senior Well Control Specialist
     Juan Moran                    38      Senior Well Control Specialist
     Rolando A. Gomez              41      Manager, Engineering and Training
     James Tuppen                  41      Senior Vice President, Well Control
     Larry Flak                    41      Vice President, Engineering Services
     Operating Subsidiaries
     Charles R. Hipp               60      President, ITS Supply Corporation
     C.E. La Bounty                40      President, Abasco, Inc.
     Lee Thompson                  31      President, Code 3, Inc.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

  Larry H. Ramming has served as the Chairman of the Board and Chief Executive Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997. At the Company's annual meeting of stockholders on December 8, 1997, Mr. Ramming was elected to serve as a Class I Director for a one-year term that will expire on the date of the 1998 annual meeting of stockholders. Mr. Ramming also serves on the Audit Committee. In addition to his positions with the Company, Mr. Ramming has been actively involved in mortgage banking and the packaging and resale of mortgage notes, consumer loans and other debt instruments for over 15 years. In addition to his involvement in financial instrument trading, Mr. Ramming is an active venture capital investor and entrepreneur with substantial holdings in a number of public and private corporations.

  Brian Krause has served as the President and as a Director of the Company since the acquisition of IWC Services by the Company on July 29, 1997. At the Company's annual meeting of stockholders on December 8, 1997, Mr. Krause was elected to serve as a Class III Director for a three year term that will expire on the date of the annual meeting of stockholders in calendar year 2000. Mr. Krause brings over 19 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

  Thomas L. Easley has served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 and as director since March 25, 1998. Mr. Easley was elected to serve as a Class I Director for a term that will expire on the date of the 1998 annual meeting of stockholders. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly-held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President-Finance of Huthnance International, Inc., a closely-held offshore oil and gas drilling contractor. From April 1984 through June 1992, Mr. Easley was Vice President and Chief Financial Officer for the Granada group of companies. Mr. Easley is a graduate of Tarleton State University (BS 1967) and Texas A&M University (MBA 1968). Mr. Easley is also a Certified Public Accountant.

  K. Kirk Krist has served as a member of the Company's Board of Directors since the acquisition of IWC Services by the Company on July 29, 1997. At the Company's annual meeting of stockholders on December 8, 1997, Mr. Krist was elected to serve as a Class III Director for a three year term that will expire on the date of the annual meeting of stockholders in calendar year 2000. Mr. Krist also serves on the Audit and Compensation Committees. Mr. Krist has been a self employed oil and gas investor and venture capitalist since 1982. Mr. Krist is a graduate of the University of Texas (BBA 1982)

  Doug Johnson was elected to the Board of Directors at the annual meeting of stockholders on December 8, 1998, to serve as a Class II Director for a two-year term that will expire on the date of the 1999 annual meeting of stockholders. Mr. Johnson also serves on the Audit Committee. He has not previously held a position or office with the Company. Mr. Johnson presently serves as president of Johnson Broadcasting, Inc., a privately-held company that owns KNWS-TV51 in Houston, Texas and KLDT-TV55 in Dallas, Texas. Previously, Mr. Johnson served as Vice President of DJ Broadcasting, Inc. a family-owned corporation that operated WXON-TV20 in Detroit, Michigan. Mr. Johnson attended the University of Michigan.

  Jerry Winchester was elected to the Board of Directors at the annual meeting of stockholders on December 8, 1998, to serve as a Class II Director for a two-year term that will expire on the date of the 1999 annual meeting of the stockholders. Mr. Winchester also serves on the Compensation Committee. He has not previously held a position or office with the Company. Mr. Winchester presently serves as product manager for Well Control, Coiled Tubing and Special Services of Halliburton Energy Services, a position he has held since 1993. Before assuming this position, Mr. Winchester was employed by Halliburton Energy Services for 10 years in other positions of increasing responsibility. Mr. Winchester is a graduate of Oklahoma State University.

BIOGRAPHIES OF KEY PERSONNEL

  Raymond Henry has served as the Director of Well Control Operations of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Henry brings over 34 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Henry was employed for 32 years by the Red Adair Company, Houston, Texas. Mr. Henry joined the Red Adair Company as a Well Control Specialist in June 1962 and was promoted to Senior Vice President in June 1979. During his tenure with the Red Adair Company, Mr. Henry participated in hundreds of well control events worldwide. Mr. Henry, along with the Messrs. Krause, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

  Richard Hatteberg has served as Senior Vice President of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Hatteberg brings over 31 years of well control and firefighting experience to the Company. Before joining the group that founded the Company, Mr. Hatteberg was employed for 29 years by the Red Adair Company, Houston, Texas. Mr. Hatteberg joined the Red Adair Company as a Senior Well Control Specialist in June 1965 and was promoted to Senior Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Hatteberg participated in hundreds of well control events worldwide. Mr. Hatteberg, along with Messrs. Krause, Henry and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

  Danny Clayton has served as a Senior Vice President of the Company since the acquisition of IWC Services by the Company on July 29, 1997 and as President of Boots & Coots Inc. de Venezuela S.A. Mr. Clayton brings over 18 years of well control and firefighting experience to the Company. Before joining the group that founded the Company, Mr. Clayton was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Clayton joined the Red Adair Company as a Well Control Specialist in June 1979, was promoted to Vice President in January 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the REd Adair Company, Mr. Clayton participated in hundreds of well control events worldwide. Mr. Clayton, along with Messrs. Henry, Krause and Hatteberg, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

  Mike Foreman has served as a Senior Well Control Specialist of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Foreman brings over 11 years of well control and firefighting experience to the Company. Before joining the Company, Mr. Foreman was employed for 9 years by the Red Adair Company, Houston, Texas, as a Well Control Specialist. During his tenure with the Red Adair Company, Mr. Foreman participated in a large number of well control events worldwide, including offshore blowouts in Nigeria and Venezuela, onshore blowouts in North and South America, and the Piper Alpha platform disaster. Mr. Foreman resigned from the Red Adair Company in August 1994 in order to work with Messrs. Henry, Krause, Hatteberg and Clayton in their new venture.

  Juan Moran has served as a Senior Well Control Specialist of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Moran brings over 8 years of well control and firefighting experience to the Company. Before joining IWC Services, Mr. Moran was employed for 6 years by the Red Adair Company, Houston, Texas, as a Well Control Specialist. During his tenure with the Red Adair Company, Mr. Moran participated in a large number of well control events worldwide, including offshore blowouts in Nigeria and Venezuela, onshore blowouts in North and South America, and the Piper Alpha platform disaster. Mr. Moran resigned from the Red Adair Company in August 1994 in order to work with Messrs. Henry, Krause, Hatteberg and Clayton in their new venture.

  Rolando A. Gomez has served as Manager, Engineering and Training, of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Before joining the Company, Mr. Gomez spent approximately 18 years in various technical positions in the energy sector including drilling engineering consultant, energy claims adjustor, licensed property and marine surveying, sales manager in the Latin American region of a drilling and completion equipment manufacturer and as a senior well control instructor and drilling fluids instructor. Mr. Gomez has a BS in Civil Engineering Technology from Texas A&M University (1977).

  James Tuppen was partner of Boots & Coots prior to joining the Company, and is a 20 year well control veteran serving as a lead fire control specialist on both offshore and onshore blowouts. Mr. Tuppen has controlled blowouts and fires in North America, South America, Northern Africa, Australia and the Middle East and recently served as co-manager of the Pedernales Old Well Abandonment Project in the jungles of Venezuela's lower Orinoco River Delta.

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

  Charles R. Hipp has served as president of ITS Supply Corporation since its acquisition by the Company in January 1998. From 1972 through 1997 Mr. Hipp served in various management positions, including President, of International Tool & Supply, the predecessor operating company of ITS Supply Corporation. Mr. Hipp has a BS in Business Administration from Texas A&M University (1959).

  C.E. "Chuck" La Bounty has served as President of ABASCO, Inc., since its acquisition by the Company in September 1997. From 1991 through 1997 Mr. La Bounty served in various management positions, including President, of the predecessor operating company of ABASCO Inc. Mr. La Bounty has a BS in Education from Stephen F. Austin University.

  Lee Thompson has served as President of Code 3, Inc. since its acquisition by the Company in February 1998. From 1993 through such date, Mr. Thompson served as President and was a founding shareholder of Code 3, Inc. Prior to 1993, Mr. Thompson was employed as an engineer for Halliburton Services and as a municipal firefighter. Mr. Thompson has a BS in Engineering Science from the University of Oklahoma.

ITEM 10. EXECUTIVE COMPENSATION.

  Boots & Coots International Well Control, Inc. is a holding company, all of the business activities of which is conducted by its subsidiaries.

  The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and any other officer or director who received cash compensation in excess of $100,000 for the twelve month period ended December 31, 1997 and the six month transition period from July 1, 1997 to December 31, 1997. Long-term compensation awards reflect awards made by the Company, while the calendar year annual compensation disclosures reflect amounts paid by the Company and IWC Services, Inc., prior to its acquisition by the Company.

                        SUMMARY COMPENSATION TABLE

                                                            LONG-TERM
                                               ANNUAL      COMPENSATION
                                            COMPENSATION      AWARDS
                                           --------------- ------------
                                                            RESTRICTED         ALL
        NAME AND                                              STOCK           OTHER
   PRINCIPAL POSITION          PERIOD       SALARY  BONUS     AWARDS       COMPENSATION
   ------------------     ---------------- -------- ------ ------------    ------------
Larry H. Ramming........        1997        $98,565 $2,604          --         $ --
 Chairman of the          7/1/97--12/31/97   59,945  2,604          --           --
 Board and Chief
 Executive Officer
Thomas L. Easley........        1997       $133,725     -- $531,922.50(1)        --
 Chief Financial Officer  7/1/97--12/31/97 $ 92,850     -- $531,922.50(1)        --

--------

(1) An aggregate of 90,540 shares of restricted Common Stock were granted to Mr. Easley by the Company during the six month transition period from July 1, 1997 to December 31, 1997. The aggregate value thereof on December 31, 1997, determined by multiplying the number of shares granted by the closing sales price on such date was $339,525. The value set forth above and in the table has been calculated in accordance with the rules of the Securities and Exchange Commission, which in the opinion of the Company overstates the value thereof; the Company estimates that fair market value on the date of grant was substantially less than the calculation from the formula set forth above due, in part, to the restricted nature of the grant, volatility in the public market for the Company's stock due to limited trading volumes and the price at which the Company had recently offered restricted shares of Common Stock in a private placement.

EMPLOYMENT ARRANGEMENTS

  Mr. Ramming, the Company's Chairman and Chief Executive Officer, is actively involved in a number of independent business activities and does not devote his full time to the affairs of the Company. Accordingly, Mr. Ramming may face certain conflicts of interest in allocating his time between the Company and his other business activities. Mr. Ramming has executed a one year employment agreement with the Company which allows for his outside activities provided that he devotes such time to the Company's affairs as is reasonably necessary for the performance of his duties, such activities are not competitive with the Company's business and such activities do not materially adversely affect his performance as an officer and director of the Company. Mr. Ramming's employment agreement, which was effective as of August 1, 1997, provides for an annual salary of $125,000 and an annual automobile allowance of $12,000. Mr. Ramming has agreed prospectively to curtail all material outside business activities in connection with the negotiation of a multiple year employment contract with the Company.

  Mr. Easley served as Chief Financial Officer of the Company during 1997 and performed certain other services, including sourcing and conducting due diligence on certain acquisition prospects and raising debt and equity capital, pursuant to a consulting arrangement with the Company. The Company is currently negotiating an employment arrangement with Mr. Easley.

  1997 Outside Directors' Option Plan. On November 12, 1997, the Board of Directors of the Company adopted the 1997 Outside Directors' Option Plan (the "Directors' Plan") and the Company's stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 15,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. As of the date hereof options to purchase 45,000 shares of Common Stock have been granted under the Directors' Plan at an exercise price of $4.375 per share.

COMPENSATION OF DIRECTORS

  In addition to stock option issuances under the Directors' Plan, Directors who are not employees of the Company receive $250 for their attendance at each Board of Directors and committee meeting and are reimbursed for their travel, lodging and food expenses incurred in connection with attending such meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of March 23, 1998, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

            NAME AND ADDRESS OF           AMOUNT AND NATURE OF
            BENEFICIAL OWNER(1)           BENEFICIAL OWNERSHIP PERCENT OF CLASS
            -------------------           -------------------- ----------------
   *Larry H. Ramming(2)                         9,115,400(3)         29.9%
   *Raymond Henry(2)                            4,791,200(4)         15.7%
   Mark S. Howells(5)                           1,765,988             5.8%
    2390 E. Camelback Road
    Phoenix, Arizona 85016
   Jeffrey J. Puglisi(5)                        1,566,615             5.1%
    2390 E. Camelback Road
    Phoenix, Arizona 85016
   *Brian Krause(2)                             1,366,200             4.4%
   *Doug Johnson                                1,015,333             3.3%
   *Jerry Winchester                                  -0-             -0-
   *K. Kirk Krist                                 570,700             1.9%
   *Thomas L. Easley                              217,040             0.7%
   *All executive officers and directors
    as a group (seven persons)                 10,943,473           35.79%

--------

(1) Unless otherwise noted, the business address for purposes hereof for each person listed is 5151 San Felipe, Suite 450, Houston, Texas 77056. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) In May 1995, Messrs. Krause, Henry, Hatteberg and Clayton entered into the Voting Trust Agreement which gives Messrs. Ramming and Henry, as co-trustees, the absolute right to vote all the shares of the Company's Common Stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000; provided that twenty percent of such securities may be released therefrom each year upon the written request of such party. Currently 40% of such shares are subject to, but have not yet been, released. In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tiebreaker.

(3) Includes 4,324,200 shares owned by Mr. Ramming and members of his immediate family, including certain family-owned entities. Also includes 4,791,200 shares owned by Messrs. Krause, Henry, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(4) Includes 1,150,000 shares owned by Mr. Henry and 3,641,200 owned by Messrs. Krause, Hatteberg and Clayton, all of which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(5) Does not include a warrant to purchase 696,500 shares of common stock held by Arizona Securities Group, Inc., of which Messrs. Howells and Puglisi are principals.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH BUCKINGHAM CAPITAL CORPORATION

  The Company had a services agreement with Buckingham Capital Corporation, which is beneficially owned by the minor child of the Company's Chief Executive Officer, Larry H. Ramming, which was terminated on December 31, 1997. Pursuant to such agreement, the Company paid fees to Buckingham Capital Corporation for certain office support equipment and administrative personnel, which fees were not materially different from the costs incurred by Buckingham Capital Corporation. Management believes such charges were comparable to what the Company would have paid to third parties for such equipment and personnel. For the period from May 4, 1995 (inception) through June 30, 1995, the year ended June 30, 1996 and June 30, 1997, and the six month period ended December 31, 1997, the Company paid $0, $214,542, $235,981 and $186,669 respectively, to Buckingham Capital Corporation for such services.

  During the year ended June 30, 1997 and the six month period ended December 31, 1997, the Company incurred $155,500 and $144,500, respectively, in financial consulting fees for services rendered by Buckingham Capital Corporation in connection with the Company's private offering of $3,000,000 principal amount 12% Senior Subordinated Notes.

TRANSACTIONS INVOLVING ARIZONA SECURITIES

  Arizona Securities Group, Inc. ("'Arizona Securities"), served as one of two placement agents appointed by the Company in connection with the Company's September Private Placement of 7,475,000 shares of Common Stock. Among the principals of Arizona Securities are Mark S. Howells and Jeffrey J. Puglisi. In connection therewith, the Company paid Arizona Securities a placement fee of $710,000 and issued to Arizona Securities a warrant to purchase 696,500 shares of Common Stock at an exercise price of $1.20 per share. In addition, the Company paid Arizona Securities a non-accountable expenses allowance in the amount of $224,250 and paid approximately $57,000 to legal counsel for the placement agents for fees incurred in connection with such offering.

                                   SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Boots & Coots International Well Control, Inc.

       /s/ Larry H. Ramming
By:________________________________
Larry H. Ramming, Chief Executive               Date: April 30, 1998
Officer

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                      TITLE                   DATE

By:/s/   Larry H. Ramming            Chief Executive
  --------------------------------    Officer and              April 30, 1998
         Larry H. Ramming             Director

By:/s/   Thomas L. Easley            Chief Financial
  --------------------------------    Officer and              April 30, 1998
         Thomas L. Easley             Director

By:/s/   David G. Williams           Controller
  --------------------------------                             April 30, 1998
         David G. Williams

By:/s/     Brian Krause              President and
  --------------------------------    Director                 April 30, 1998
           Brian Krause

By:/s/      Kirk Krist               Director
  --------------------------------                             April 30, 1998
            Kirk Krist

By:/s/     Doug Johnson              Director
  --------------------------------                             April 30, 1998
           Doug Johnson

By:/s/   Jerry Winchester            Director
  --------------------------------                             April 30, 1998
         Jerry Winchester