Form 10QSB
period 1998-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-05-19
CIK 833845

Conformed copy

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-QSB

                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NUMBER 0-20843

                          BOOTS & COOTS INTERNATIONAL
                              WELL CONTROL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                11-2908692
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


     5151 SAN FELIPE, SUITE 450

           HOUSTON, TEXAS                                77056
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)


   REGISTRANT'S TELEPHONE NUMBER,                   (713) 621-7911
        INCLUDING AREA CODE:


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  The number of shares of the Registrant's Common Stock, par value .00001 per share, outstanding at May 12, 1998, was 30,728,298.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  Financial Information...........................................    3
          Consolidated Balance Sheets.....................................    3
          Consolidated Statements of Operations...........................    4
          Consolidated Statements of Cash Flows...........................    6
          Notes to Consolidated Financial Statements......................    7
          Management's Discussion and Analysis or Plan of Operations......    9
 PART II. Other Information...............................................   10

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1997         1998
                       ------                         ------------  -----------
                                                                    (UNAUDITED)
CURRENTS ASSETS:
  Cash............................................... $ 1,718,000   $   466,000
  Receivables........................................   2,766,000    13,292,000
  Inventories........................................   1,131,000     5,389,000
  Prepaid expenses and other current assets..........     427,000       537,000
                                                      -----------   -----------
    Total current assets.............................   6,042,000    19,684,000
PROPERTY, PLANT AND EQUIPMENT, net...................   6,948,000     8,174,000
OTHER ASSETS:
  Deferred financing costs and other assets--net.....      87,000       891,000
  Goodwill--net......................................     984,000     7,828,000
                                                      -----------   -----------
      Total assets................................... $14,061,000   $36,577,000
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................... $ 1,679,000   $10,496,000
  Accrued liabilities and customer advances..........     486,000     3,356,000
  Notes payable--current portion.....................   1,565,000     9,410,000
                                                      -----------   -----------
    Total current liabilities........................   3,730,000    23,262,000
                                                      -----------   -----------
NOTES PAYABLE--net of current portion................       9,000            --
12% SENIOR SUBORDINATED NOTES........................      90,000        90,000
COMMITMENTS AND CONTINGENCIES........................          --            --
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares
   authorized, no shares issued or outstanding)......          --            --
  Common stock ($.00001 par, 50,000,000 shares
   authorized, 29,998,662 and 30,578,798 shares
   issued and outstanding at December 31, 1997 and
   March 31, 1998, respectively).....................          --            --
  Additional paid-in capital.........................  11,213,000    14,050,000
  Accumulated deficit................................    (981,000)     (825,000)
                                                      -----------   -----------
    Total shareholders' equity.......................  10,232,000    13,225,000
                                                      -----------   -----------
    Total liabilities and shareholders' equity....... $14,061,000   $36,577,000
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1997            1998
                                                  -------------- --------------
REVENUES:........................................ $     240,000  $   11,959,000
COSTS AND EXPENSES:
  Operating expenses.............................       214,000       8,095,000
  General and administrative.....................       343,000       2,572,000
  Depreciation and amortization..................        33,000         311,000
                                                  -------------  --------------
                                                        590,000      10,978,000
                                                  -------------  --------------
Operating Income (Loss)..........................      (350,000)        981,000
Other Expenses, primarily interest...............         9,000         567,000
                                                  -------------  --------------
Income (Loss) Before Income Taxes................      (359,000)        414,000
Income Tax Expense...............................         1,000         258,000
                                                  -------------  --------------
Net Income (Loss)................................ $    (360,000) $      156,000
                                                  =============  ==============
Basic Earnings (Loss) Per Common Share........... $        (.03) $          .01
                                                  =============  ==============
Diluted Earnings (Loss) Per Common Share......... $        (.03) $          .01
                                                  =============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.....................................    12,136,000      30,228,000
                                                  =============  ==============
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.....................................    12,136,000      30,638,000
                                                  =============  ==============



          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                           COMMON STOCK    ADDITIONAL                  TOTAL
                         -----------------   PAID-IN   ACCUMULATED SHAREHOLDERS'
                           SHARES   AMOUNT   CAPITAL     DEFICIT      EQUITY
                         ---------- ------ ----------- ----------- -------------
BALANCES, December 31,
 1997................... 29,998,662  $--   $11,213,000  $(981,000)  $10,232,000
  Common stock issued to
   purchase Code 3,
   Inc..................    488,136   --     2,282,000                2,282,000
  Common stock issued
   upon exercise of
   options..............     92,000   --        39,000                   39,000
  Warrants issued with
   bridge financing.....                       516,000                  516,000
  Net Income............                                  156,000       156,000
                         ----------  ---   -----------  ---------   -----------
BALANCES, March 31,
 1998................... 30,578,798  $--   $14,050,000  $(825,000)  $13,225,000
                         ==========  ===   ===========  =========   ===========




          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                          1997        1998
                                                        ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................  $(360,000) $   156,000
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization.......................     33,000      311,000
  Warrants issued with bridge financing...............         --      332,000
  Allowance for doubtful accounts.....................         --        9,000
  Changes in operating assets and liabilities, net of
   assets acquired:
    Receivables.......................................   (234,000)  (6,830,000)
    Inventories.......................................    (59,000)  (2,486,000)
    Prepaid expenses and other current assets.........      7,000      (77,000)
    Deferred costs and other assets (not current).....     (6,000)     (80,000)
    Accounts payable..................................   (109,000)   5,419,000
    Accrued liabilities and customer advances.........    219,000    2,330,000
                                                        ---------  -----------
    Net cash used in operating activities.............   (509,000)    (916,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of ITS Supply Corporation...............         --   (6,000,000)
  Acquisition of Code 3, Inc..........................         --     (570,000)
  Property and equipment additions....................     (4,000)    (353,000)
                                                        ---------  -----------
    Net cash used in investing activities.............     (4,000)  (6,923,000)
                                                        ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised......................         --       39,000
  Proceeds from issuance of debt......................    705,000    8,250,000
  Debt repayments.....................................    (49,000)  (1,702,000)
                                                        ---------  -----------
    Net cash provided by financing activities.........    656,000    6,587,000
                                                        ---------  -----------
NET INCREASE (DECREASE) IN CASH.......................    143,000   (1,252,000)
CASH, beginning of period.............................          0    1,718,000
                                                        ---------  -----------
CASH, end of period...................................  $ 143,000  $   466,000
                                                        =========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest..............................  $   1,000  $   220,000
  Cash paid for income taxes..........................  $      --  $        --
                                                        =========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of Code 3, Inc..  $      --  $ 2,282,000
                                                        =========  ===========

          See accompanying notes to consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1997

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying financial statements include all adjustments, including normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not be misleading.

  The accompanying consolidated financial statements should be read in conjunction with the Audited Financial Statements for the Six Months Ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the transition period from July 1, 1997 to December 31, 1997.

  The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B--BUSINESS ACQUISITIONS

  On July 31, 1997, Boots & Coots International Well Control, Inc. (the "Company") acquired all of the operating assets, including stock of the foreign services subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of (i) $369,643 cash payable to Boots & Coots, (ii) $680,568 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,760,977 and (iv) 259,901 shares of Common Stock of the Company. The promissory notes are secured by the acquired assets of Boots & Coots, and have been paid, with the exception of approximately $1,044,000 outstanding at March 31, 1998 pending final determination of foreign tax obligations which is anticipated to be resolved during the quarter ended June 30, 1998. This transaction was accounted for as a purchase and the acquired assets of Boots & Coots were revalued at fair market value as of July 31, 1997 resulting in goodwill of $50,000 which will be amortized over 15 years.

  On September 25, 1997, the Company formed a wholly-owned subsidiary company, ABASCO, Inc. ("ABASCO") to purchase the assets of ITS Environmental, a manufacturer and distributor since 1975 of rapid response oil and chemical spill containment and reclamation equipment and products. The Company paid $1,590,000 cash and issued 300,000 shares of common stock to acquire the manufacturing equipment, inventory and customer lists. This transaction was accounted for as a purchase and the acquired assets of ABASCO were revalued at fair market value effective as of September 12, 1997 resulting in goodwill of approximately $749,000 which will be amortized over 25 years.

  On January 2, 1998, the Company completed the funding of the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000. Financing for the acquisition of ITS was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). In connection with the sale through private placement of the 10% Senior Secured Notes on January 2, 1998, the Company entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes. The commitment for the Senior Secured Notes by the note holders also required the

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

payment by the Company of a $50,000 commitment fee. The note holders of the 10% Senior Secured Notes were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's Common Stock at a price of $2.62 per share. The ITS seller obligation of $1,000,000, which bears interest at the rate of 10% per annum, was payable on March 31, 1998. This note has been extended on a month to month basis. This transaction was accounted for as a purchase and the acquired net assets of ITS have been revalued on a preliminary basis resulting in goodwill of $4,115,000 which will be amortized over 25 years.

  On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3, with an effective date for audited purchase price adjustments as of December 31, 1997, was $570,568 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; and the issuance of 488,136 shares of the Company's Common Stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. On March 5, 1998, the Company sold through private placement to the note holders providing financing for the ITS acquisition an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 have been revalued on a preliminary basis resulting in goodwill of $2,806,000 which will be amortized over 25 years.

  An estimated fair value of $516,000 has been attributed to the warrants issued in connection with the 10% Senior Secured Notes. $332,000 has been charged to operations as interest expense for the three months ended March 31, 1998, with $184,000 included in deferred financing costs to be expensed during the quarter ended June 30, 1998.

  The Company's Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of Common Stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the 10% Senior Secured Notes issued by the Company, in the aggregate principal amount of $7,250,000, of which $5,000,000 was due May 2, 1998 and $2,250,000 was due
June 15, 1998. Mr. Ramming has agreed to extend the maturity dates of such notes to October 1, 1998, in exchange for a fee of up to 1% of the principal balances of such notes.

  The operations of the four acquired businesses (Boots & Coots, ABASCO, ITS and Code 3) are included in the Company's consolidated operations from the respective acquisition dates. The Company's revenues, net income (loss) applicable to common shareholders, and net income (loss) per share on an unaudited pro forma basis, assuming that the Boots & Coots ABASCO, ITS Supply, and Code 3 acquisitions occurred on January 1, 1997, would be as follows:

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                        1997
                                                                    ------------
                                                                    (UNAUDITED)
      Revenues..................................................... $19,465,000
      Net Income (Loss)............................................ $    82,000
      Net Earnings (Loss) per Share................................ $        --

  Through December 31, 1997 the Company's primary business unit was in the oil and natural gas well control segment of the oil and gas services industry, providing services on a global basis in oil and gas well blowout control and/or firefighting, specialized industrial firefighting and well control equipment rental and sales, consulting engineering services, drilling rig and production facilities inspection, safety training courses and blowout contingency planning.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

  The following discussion is intended to assist in an understanding of the unaudited consolidated financial position and results of operations of Boots & Coots International Well Control, Inc. (the "Company") for the three months ended March 31, 1997 and 1998. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included elsewhere herein. Certain forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties which may cause actual results to differ from anticipated results, including risks associated with the timing and development of, and market acceptance of, the Company's services and products as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its latest Form 10-KSB at December 31, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

  As discussed in Note B--Business Acquisitions, between July 31, 1997 and March 31, 1998 the Company has completed four business acquisitions and at the same time substantially expanded its well control and firefighting business unit. Thus, the results of operations for the three months ended March 31, 1997 and 1998 are not comparative in nature or scope and a traditional numerical comparison would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash expenditures in connection with the acquisitions of ABASCO, ITS and Code 3 required a substantial portion of the Company's cash reserves. Further, the terms upon which ABASCO, ITS and Code 3 were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from completion in July 1997 of the sale of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") (of which $2,900,000 has been converted into 3,866,653 shares of Common Stock); $6,481,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of Common stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); and seller financing in the aggregate principal amount of $5,760,977, of which approximately $1,500,000 remains outstanding as of the date hereof.

  Accordingly, the Company currently needs additional working capital to fund its existing operations and to repay indebtedness in the aggregate principal amount of $8,750,000 which comes due on or before October 1, 1998. The Company is exploring various financing alternatives to enable it to retire all of this outstanding debt and to finance future acquisitions by the Company. Such financing alternatives include: (1) the sale, currently underway through private placement on a best-effort basis, of up to $10,000,000 of 10% Junior Redeemable Convertible Preferred Stock; (2) consideration for the offering through private placement on a best-efforts basis of a Convertible Preferred Stock Offering; (3) discussions with certain commercial banks for a secured debt facility; and, (4) discussions regarding the possible private placement of Subordinated Notes. Although these financing efforts are in process and not yet completed, Management believes these actions, together with cash flows from operations, will provide adequate funding to the Company. In the event that one or more of these financing alternatives under consideration are not accomplished, the Company could be required to restructure current indebtedness, sell assets to repay indebtedness, curtail expansion plans and fund business activities from only internally generated funds. There can be no assurance, however, that the Company will be successful in obtaining financing through alternative means on acceptable terms.

                           PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     EXHIBIT NO.                            DOCUMENT
     -----------                            --------
       3.01      --Amended and Restated Certificate of Incorporation (1)
       3.02      --Amendment to Certificate of Incorporation (1)
       3.03      --Amended Bylaws (1)
       4.01      --Specimen Certificate for the Registrant's Common Stock (1)
       4.02      --Form of 12% Senior Subordinated Notes due December 31, 2000
                   (1)
       4.03      --Form of Noteholders' Warrants to Purchase $3,000,000 of
                   Common Stock (1)
       4.04      --Form of Employees Option to Purchase 690,000 Shares of
                   Common Stock (1)
       4.05      --Form of Contractual Options to Purchase 1,265,000 Shares of
                   Common Stock (1)
       4.06      --Note Purchase Agreement with Main Street/Geneva (2)
       4.07      --First Amendment to Note Purchase Agreement with Main
                   Street/Geneva (2)
      *4.08      --Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock
       9.01      --Voting Trust Agreement between Larry H. Ramming, Raymond
                   Henry, Richard Hatteberg, Danny Clayton and Brian Krause (as
                   amended) (2)
      10.01      --Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company (1)
      10.02      --Executive Employment Agreement of Larry H. Ramming (1)
      10.03      --Executive Employment Agreement of Raymond Henry (1)
      10.04      --Executive Employment Agreement of Brian Krause (1)
      10.05      --Executive Employment Agreement of Richard Hatteberg (1)
      10.06      --Executive Employment Agreement of Danny Clayton (1)
      10.07      --Security Agreement and Financing Statement with Main
                   Street/Geneva (2)
      10.08      --First Amendment to Security Agreement (2)
      10.09      --Stock Pledge Agreement with Main Street/Geneva (2)
      10.10      --First Amendment to Stock Pledge Agreement (2)
      10.11      --Form of Warrant issued to Main Street/Geneva (2)
      10.12      --Form of Registration Rights Agreement with Main
                   Street/Geneva (2)
      10.13      --Form of First Amendment to Registration Rights Agreement (2)
      10.14      --1997 Incentive Stock Plan (2)
      10.15      --Outside Directors' Option Plan (2)
      10.16      --Executive Compensation Plan (2)
      10.17      --Halliburton Center Sublease (2)
      10.18      --Camac Plaza Sublease (2)
      11.01      --Computation of Per Share Earnings (2)
      21.01      --List of subsidiaries (3)
     *27.01      --Financial Data Schedule

--------
*  Filed herewith.
(1) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 8-K filed with the Commission on August 13, 1997.
(2) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-KSB filed with the Commission on March 31, 1998.
(3) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-KSB/A filed with the Commission on December 5, 1997.

  (b) Reports on Form 8-K.

  On January 15, 1998, the Company reported the acquisition, under Item 2 of Form 8-K, of ITS Supply Corporation, effective as of December 31, 1997. The financial statements and pro forma financial statements relating to such acquisition were filed by amendment on March 16, 1998.

  On March 9, 1998, the Company reported the acquisition, under Item 2 of Form 8-K, of Code 3, Inc., on February 20, 1998. The financial statements and pro forma financial statements relating to such acquisition were filed by amendment on May 6, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boots & Coots International Well
                                           Control, Inc.

Date: May 18, 1998                        By:     /s/ Thomas L. Easley
                                             ----------------------------------

                                                     THOMAS L. EASLEY
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)