Form 10-Q
period 1998-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-08-17
CIK 833845

Conformed copy

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998              COMMISSION FILE NUMBER 1-13817

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

           (713) 621-7911
   (REGISTRANT'S TELEPHONE NUMBER,
        INCLUDING AREA CODE:)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  The number of shares of the Registrant's Common Stock, par value .00001 per share, outstanding at August 12, 1998, was 31,791,074.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.  Item 1. Financial Statements...................................    3
          Consolidated Balance Sheets....................................    3
          Consolidated Statements of Operations..........................    4
          Consolidated Statements of Cash Flows..........................    5
          Notes to Consolidated Financial Statements.....................    6
          Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    9
 PART II. Other Information..............................................   11
          Item 2. Change in Securities and Use of Proceeds...............   11
          Item 6. Exhibits and Reports on Form 8-K.......................   13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1997         1998
                       ------                         ------------  -----------
                                                                    (UNAUDITED)
CURRENTS ASSETS:
  Cash............................................... $ 1,718,000   $   308,000
  Receivables........................................   2,766,000    19,163,000
  Inventories........................................   1,131,000     7,009,000
  Prepaid expenses and other current assets..........     427,000     2,044,000
                                                      -----------   -----------
    Total current assets.............................   6,042,000    28,524,000
PROPERTY, PLANT AND EQUIPMENT, net...................   6,948,000     8,488,000
OTHER ASSETS:
  Deferred financing costs and other assets--net.....      87,000     1,795,000
  Goodwill--net......................................     984,000     9,001,000
                                                      -----------   -----------
      Total assets................................... $14,061,000   $47,808,000
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................... $ 1,679,000   $15,987,000
  Accrued liabilities and customer advances..........     486,000     4,912,000
  Notes payable--current portion.....................   1,565,000     7,566,000
                                                      -----------   -----------
    Total current liabilities........................   3,730,000    28,465,000
                                                      -----------   -----------
NOTES PAYABLE--net of current portion................       9,000        83,000
12% SENIOR SUBORDINATED NOTES........................      90,000        90,000
COMMITMENTS AND CONTINGENCIES........................          --            --
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares
   authorized, 0 and 196,000 shares issued and
   outstanding at December 31, 1997 and June 30,
   1998, respectively)...............................          --            --
  Common stock ($.00001 par, 50,000,000 shares
   authorized, 29,998,662 and 31,013,797 shares
   issued and outstanding at December 31, 1997 and
   June 30, 1998, respectively)......................          --            --
  Additional paid-in capital.........................  11,213,000    19,945,000
  Accumulated deficit................................    (981,000)     (775,000)
                                                      -----------   -----------
    Total shareholders' equity.......................  10,232,000    19,170,000
                                                      -----------   -----------
    Total liabilities and shareholders' equity....... $14,061,000   $47,808,000
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                  ----------------------- ----------------------
                                     1997        1998        1997       1998
                                  ----------  ----------- ---------- -----------
REVENUES........................  $1,585,000  $18,565,000 $1,825,000 $30,524,000
COSTS AND EXPENSES:
  Operating expenses............     648,000   13,487,000    862,000  21,582,000
  Selling, general and
   administrative...............     348,000    3,665,000    691,000   6,237,000
  Depreciation and amortization.      78,000      448,000    111,000     759,000
                                  ----------  ----------- ---------- -----------
                                   1,074,000   17,600,000  1,664,000  28,578,000
                                  ----------  ----------- ---------- -----------
Operating Income................     511,000      965,000    161,000   1,946,000
Other Expenses..................      53,000      651,000     62,000   1,218,000
                                  ----------  ----------- ---------- -----------
Income Before Income Taxes......     458,000      314,000     99,000     728,000
Income Tax Expense (Benefit)....      (1,000)      16,000     12,000     274,000
                                  ----------  ----------- ---------- -----------
Net Income......................     457,000      298,000     87,000     454,000
Required Preferred Dividends....          --      248,000         --     248,000
                                  ----------  ----------- ---------- -----------
Net Income to Common
 Shareholders...................  $  457,000  $    50,000 $   87,000 $   206,000
                                  ==========  =========== ========== ===========
Basic Earnings Per Common Share.  $     0.03  $      0.00 $     0.01 $      0.01
                                  ==========  =========== ========== ===========
Diluted Earnings Per Common
 Share..........................  $     0.03  $      0.00 $     0.01 $      0.01
                                  ==========  =========== ========== ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING......  14,043,000   30,773,000 13,096,000  30,490,000
                                  ==========  =========== ========== ===========
DILUTED WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING...  14,856,000   33,609,000 13,444,000  33,326,000
                                  ==========  =========== ========== ===========



          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                         1997        1998
                                                      ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income to common shareholders.................... $   87,000  $   206,000
Adjustments to reconcile net income to net cash used
 in operating activities:
  Depreciation and amortization......................    111,000      759,000
  Warrants issued with bridge financing..............         --      516,000
  Allowance for doubtful accounts....................         --      134,000
  Preferred stock dividends..........................         --      248,000
  Changes in operating assets and liabilities, net of
   assets acquired:
    Receivables...................................... (1,162,000) (12,826,000)
    Inventories......................................   (288,000)  (4,106,000)
    Prepaid expenses and other current assets........     58,000   (1,401,000)
    Deferred costs and other assets (not current)....    165,000   (3,527,000)
    Accounts payable.................................    392,000   10,910,000
    Accrued liabilities and customer advances........         --    3,886,000
                                                      ----------  -----------
    Net cash used in operating activities............   (637,000)  (5,201,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of ITS Supply Corporation..............         --   (6,000,000)
  Acquisition of Code 3, Inc.........................         --   (1,226,000)
  Property and equipment additions...................   (247,000)    (560,000)
                                                      ----------  -----------
    Net cash used in investing activities............   (247,000)  (7,786,000)
                                                      ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised.....................    247,000      114,000
  Deferred financing cost............................   (155,000)    (398,000)
  Proceeds from issuance of debt.....................  1,555,000    8,250,000
  Proceeds from issuance of preferred stock..........         --    4,678,000
  Debt repayments....................................    (62,000)  (1,067,000)
                                                      ----------  -----------
    Net cash provided by financing activities........  1,585,000   11,577,000
                                                      ----------  -----------
NET INCREASE (DECREASE) IN CASH......................    701,000   (1,410,000)
CASH, beginning of period............................         --    1,718,000
                                                      ----------  -----------
CASH, end of period.................................. $  701,000  $   308,000
                                                      ==========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of Code 3,
   Inc............................................... $       --  $ 2,282,000
                                                      ==========  ===========

          See accompanying notes to consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1998

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying financial statements include all adjustments, including normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not be misleading.

  The accompanying consolidated financial statements should be read in conjunction with the Audited Financial Statements for the Six Months Ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the transition period from July 1, 1997 to December 31, 1997.

  The results of operations for the three and six months ended June 30, 1997 and the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B--BUSINESS ACQUISITIONS

  On July 31, 1997, Boots & Coots International Well Control, Inc. (the "Company") acquired all of the operating assets, including stock of the foreign subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of (i) $370,000 cash payable to Boots & Coots, (ii) $681,000 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,761,000 and (iv) 260,000 shares of Common Stock of the Company. The promissory notes were secured by the acquired assets of Boots & Coots, and have been paid, with the exception of approximately $1,044,000 outstanding at June 30, 1998 pending final determination of foreign tax obligations. The amount of such obligations have been resolved and the Company paid $820,000 in full satisfaction of such note on July 6, 1998. This transaction was accounted for as a purchase and the acquired assets of Boots & Coots were revalued at fair market value as of July 31, 1997 resulting in goodwill of $50,000 which will be amortized over 15 years.

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

  On January 2, 1998, the Company completed the funding of the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000. Financing for the acquisition of ITS was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). In connection with the sale through private placement of the 10% Senior Secured Notes on January 2, 1998, the Company entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes. The commitment for the Senior Secured Notes by the note holders also required the

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

payment by the Company of a $50,000 commitment fee. The note holders of the 10% Senior Secured Notes were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's Common Stock at a price of $2.62 per share. The ITS seller obligation of $1,000,000, which bears interest at the rate of 10% per annum, was payable on March 31, 1998. This note was extended on a month to month basis. On June 8, 1998, $700,000 of the seller's obligation was paid. On July 22, 1998 the remaining $300,000 was paid. This transaction was accounted for as a purchase and the acquired net assets of ITS have been revalued on a preliminary basis resulting in goodwill of $4,115,000 which will be amortized over 25 years.

  On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3, with an effective date for audited purchase price adjustments as of December 31, 1997, was $570,568 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,136 shares of the Company's Common Stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. On March 5, 1998, the Company sold through private placement to the note holders providing financing for the ITS acquisition an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 have been revalued on a preliminary basis resulting in goodwill of $3,551,000 which will be amortized over 25 years.

  An estimated fair value of $516,000 has been attributed to the warrants issued in connection with the 10% Senior Secured Notes. $332,000 has been charged to operations as interest expense for the three months ended March 31, 1998, and $184,000 has been charged to operations for the three months as interest expense for the three months ended June 30, 1998.

  The Company's Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of Common Stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the 10% Senior Secured Notes issued by the Company, in the aggregate principal amount of $7,250,000, of which $5,000,000 was due May 2, 1998 and $2,250,000 was due
June 15, 1998. Mr. Ramming has agreed to extend the maturity dates of such notes to October 1, 1998, in exchange for a fee of 1% of the principal balances of such notes.

  The operations of the four acquired businesses (Boots & Coots, ABASCO, ITS and Code 3) are included in the Company's consolidated operations from the respective acquisition dates. The Company's revenues, net income applicable to common shareholders, and net income per share on an unaudited pro forma basis, assuming that the Boots & Coots, ABASCO, ITS Supply, and Code 3 acquisitions occurred on January 1, 1997, would be as follows:

                                                       THREE MONTHS SIX MONTHS
                                                          ENDED        ENDED
                                                         JUNE 30,    JUNE 30,
                                                           1997        1997
                                                       ------------ -----------
                                                       (UNAUDITED)  (UNAUDITED)
      Revenues........................................ $14,009,000  $33,474,000
      Net Income...................................... $   345,000  $   427,000
      Net Earnings per common share................... $      0.01  $      0.02

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTE C--SUBSEQUENT EVENTS

  On July 23, 1998, the Company completed the acquisition of 100% of the outstanding shares of common stock of Elmagco, Inc., a Delaware Corporation ("Elmagco") from Begemann, Inc., a Delaware Corporation ("Begemann"). Elmagco and its subsidiaries conduct business using the tradename Baylor Company ("Baylor"). Baylor is engaged in the design and manufacture of electrical braking and control equipment predominantly used in the drilling and marine markets, highly engineered specialty products such as SCR systems and custom pedestal leg locking systems for the offshore market. Additionally, Baylor designs and manufactures a broad line of custom AC generators, which are used in a variety of industrial, commercial and governmental applications. Baylor reported audited revenues of $31 million and net income of $3.5 million for its most recent fiscal year ended December 31, 1997.

  Consideration for the acquisition of Baylor with a June 30, 1998 effective date was $25,000,000 in cash, retirement of $7,654,000 in secured indebtedness of Baylor and the issuance at closing of 540,443 shares of the Company's common stock. Concurrent with the acquisition, and to provide the Company with cash to fund the acquisition and for other corporate purposes, the Company completed the sale of $15,000,000 of Senior Secured Notes due January 23, 1999 (the "Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Subordinated Notes") to The Prudential Insurance Company of America ("Prudential"). Proceeds from these financing transactions were used to fund the Baylor acquisition, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and provide working capital.

  The Senior Notes bear interest at the Eurodollar Rate plus 5.5% during the first ninety days after issuance, the Eurodollar Rate plus 7.5% for the next thirty days, and thereafter the interest rate increases by an additional 1.0% for each thirty day period. The Senior Notes are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the domestic subsidiaries of the Company. The Subordinated Notes are similarly secured and guaranteed but are subordinate in right of repayment to the Senior Notes.

  The loan agreement relating to the Senior Notes requires that the Company use its best efforts to cause the refinancing of the Senior Notes as soon as possible and imposes certain restrictions on the Company's activities, including, without limitation, with respect to the payment of dividends or other distributions on its capital stock; incurring additional indebtedness; granting liens to secure any other indebtedness; making loans or advances to, or investments in, other persons or entities; liquidating, dissolving or merging with another company; dispositions of assets; transactions with affiliates; changing the nature of its business; and the issuance of additional shares of preferred stock.

  The Subordinated Note and Warrant Purchase Agreement relating to the Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Senior Loan Agreement but additionally requires that the Company meet certain minimum financial tests so long as the Subordinated Notes are outstanding. The Senior Loan Agreement and the Subordinated Note and Warrant Purchase Agreement also provide for customary affirmative and negative covenants.

  In conjunction with the sale of the Notes, the Company issued to Prudential a warrant to purchase 3,165,396 shares of common stock (the "Warrant") of the Company at an initial exercise price of $6.70 per share. The Warrant contains anti-dilution and repricing provisions that may result in downward adjustments to the exercise price upon the occurrence of certain events and a provision for the "cashless" exercise of the Warrant. The Company granted Prudential a one-time demand registration right and unlimited "piggyback" registration rights for the shares of common stock issuable upon the exercise of the Warrant. The Company and certain stockholders of the Company also agreed with Prudential that in the event of significant sales of securities of the Company by the Company or such stockholders, Prudential would be entitled to participate in such sale.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion is intended to assist in an understanding of the unaudited consolidated financial position and results of operations of Boots & Coots International Well Control, Inc. (the "Company") for the six months ended June 30, 1997 and 1998 and the three months ended June 30, 1997 and 1998. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included elsewhere herein. Certain forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties which may cause actual results to differ from anticipated results, including risks associated with the timing and development of, and market acceptance of, the Company's services and products as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its latest Form 10-KSB for the six months ended December 31, 1997.

  As discussed in Note B, the Company completed the acquisitions of Boots and Coots L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 1, 1998; and, Code 3, Inc. as of February 20, 1998. The results of operation for such acquisitions are included in the accompanying Statements of Operations from the respective dates of acquisition through the reporting quarter ends.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30,
1998

  Revenues were $1,585,000 for the three months ended June 30, 1997 compared to $18,565,000 for the three months ended June 30, 1998. This increase principally resulted from increased market share of IWC Services' well control and fire fighting client-base ($2,395,000) and business acquisitions ($14,585,000).

  Operating expenses were $648,000 for the three months ended June 30, 1997 compared to $13,487,000 for the three months ended June 30, 1998. This increase principally resulted from increased market share of IWC Services' well control and fire fighting client-base ($1,784,000) and business acquisitions ($11,055,000).

  Selling, general and administrative expenses were $348,000 for the three months ended June 30, 1997 compared to $3,665,000 for the three months ended June 30, 1998. This increase principally resulted from increased market share of IWC Services' well control and fire fighting client-base ($971,000) and business acquisitions ($2,346,000).

  Depreciation and amortization expense increased from $78,000 for the three months ended June 30, 1997 to $448,000 for the three months ended June 30, 1998 primarily due to the effect of business acquisitions completed subsequent to June 30, 1997.

  The increase in other expenses from $53,000 for the three months ended June 30, 1997 to $650,000 for the three months ended June 30, 1998 is principally due to interest expense on increased debt incurred for business acquisitions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

  Revenues were $1,825,000 for the six months ended June 30, 1997 compared to $30,524,000 for the six months ended June 30, 1998. This increase was the result of increased market share from diversification of IWC Services' well control and fire fighting client-base ($4,489,000) and business acquisitions ($24,210,000).

  Operating expenses were $862,000 for the six months ended June 30, 1997 compared to $21,582,000 for the six months ended June 30, 1998. The increase was the result of expanded well control operations beginning in the fourth quarter of fiscal 1997 ($2,570,000) and business acquisitions ($18,150,000).

  Selling, general and administrative expenses were $691,000 for the six months ended June 30, 1997 compared to $6,237,000 for the six months ended June 30, 1998. The increase was primarily the result of investments in expanded corporate infrastructure and expanded marketing and advertising to increase market share and diversify the Company's well control client base ($1,581,000) and business acquisitions ($3,965,000).

  Depreciation and amortization expense increased from $111,000 for the six months ended June 30, 1997 to $759,000 for the six months ended June 30, 1998, primarily as the result of depreciation and amortization relating to business acquisitions.

  Other expenses was $62,000 for the six months ended June 30, 1997 compared to a net expense of $1,218,000 for the six months ended June 30, 1998, primarily from higher interest expense on increased debt incurred for business acquisitions.

  Income taxes for the six months ended June 30, 1997, includes a credit for the reversal of a deferred federal income tax provision of $66,000. Substantially all of the balance of income taxes for both the six months ended June 30, 1997 and 1998 represents foreign taxes on international operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash expenditures in connection with the acquisitions of Boots & Coots L.P., Abasco, ITS and Code 3 required a substantial portion of the Company's then existing cash reserves. Further, the terms upon which Abasco, ITS and Code 3 were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from the sale in July 1997 of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") of which $2,900,000 has been converted into 3,867,000 shares of Common Stock; $6,481,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of Common Stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); seller financing on the acquired businesses in the aggregate principal amount of $5,761,000, of which all has been retired as of the date hereof; and approximately $4,678,000 in net proceeds from the private placement of 196,000 Units of the Company's 10% Junior Redeemable Convertible Preferred Stock, each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of Common Stock of the Company at a price of $5.00 per share.

  As discussed in Note C, on July 23, 1998, the Company completed a $45 million financing package with The Global Energy division of Prudential Capital Group, consisting of $15 million senior secured notes due in January 1999 and $30 million in senior subordinated notes due in 2006. Proceeds were used to fund the acquisition of Baylor Company and to provide working capital.

                          PART II--OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

 10% Junior Redeemable Convertible Preferred Stock

  Between April 17, 1998 and June 8, 1998, the Company issued 196,000 shares of its 10% Junior Redeemable Convertible Preferred Stock, $.00001 par value per share (the "Redeemable Stock" and warrants to acquire 980,000 shares of the Company's common stock at $5 per share). The Redeemable Stock is senior to the Common Stock of the Company with respect to the payment of dividends and rights upon liquidation, dissolution or winding up of the affairs of the Company. The holders of the Redeemable Stock are entitled to cumulative dividends at the rate of 10% per annum on the face value per share thereof ($25.00). Dividends on the Redeemable Stock may be paid in cash or, at the election of the Company, in additional shares of Redeemable Stock, each such share being valued for such purposes at $25.00 per share. The Company may not pay dividends or make any other distribution on any shares of Common Stock or any equity securities of the Company junior to the Redeemable Stock in respect of dividends so long as dividends on the Redeemable Stock are in arrears. In the event of the liquidation, voluntary or involuntary, dissolution or winding up of the affairs of the Company, the holders of the Redeemable Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, an amount equal to $25.00 per share, plus any accrued and unpaid dividends on such shares, before any payment or distribution is made with respect to any Common Stock or equity securities of the Company junior to the Redeemable Stock in respect of distributions upon liquidation, dissolution or winding up of the affairs of the Company. The Redeemable Stock may be redeemed by the Company at any time on or before the six month anniversary of the date of the issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Stock and for so long as such shares are outstanding, the Company may redeem such shares upon fifteen days prior written notice. The warrants were ascribed a value of approximately $1,600,000 of the $4,900,000 raised up issuance of the preferred shares and warrants. This value will be amortized as preferred stock dividends over the term of the preferred shares.

  In the event shares of Redeemable Stock are not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share shall thereafter, until the nine month anniversary of the date of issuance, by convertible by the holder into such number of shares of Common Stock as shall be obtained by dividing $25.00 by 85% of the average of the last reported sales prices of shares of the Common Stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable Stock. In the event the Company has not redeemed shares of Redeemable Stock on or before the nine month anniversary of the date of issuance, each unredeemed share shall become immediately convertible, at the election of the holder thereof, into such number of shares of Common Stock as shall be obtained by dividing $25.00 by $2.75 (proportionately adjusted for Common Stock splits, combinations of Common Stock and dividends paid in shares of Common Stock). The discount to market on the conversion feature has been calculated at approximately $850,000, which is being amortized as preferred stock dividends over six months, the date the preferred shares first become convertible.

  The holders of the Redeemable Stock are entitled (i) to cast a number of votes equal to the number of shares of Common Stock in which such shares are convertible, at the record date for the determination of stockholders entitled to vote on such matters or, if no record date is established, at the date such is taken, and (ii) have voting rights and powers equal to the voting rights and powers of the Common Stock, except that the holders of the Redeemable Stock have the right to vote as a separate class to amend, alter, waive the application of, or repeal (whether by merger, consolidation or otherwise) any provision of the Certificate of Designation thereof.

 Senior Secured Notes and Subordinated Secured Notes

  On July 23, 1998, the Company completed the sale of $15,000,000 of Senior Secured Notes due January 23, 1999 (the "Senior Notes") to The Prudential Insurance Company of America ("Prudential") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Subordinated Notes") to The Prudential Insurance Company of America.

  The Senior Notes bear interest at the Eurodollar Rate plus 5.5% during the first ninety days after issuance, the Eurodollar Rate plus 7.5% for the next thirty days, and thereafter increase by an additional 1.0% for each thirty day period. The Senior Notes are secured by a first priority lien in substantially all of the assets of the Company and its subsidiaries and are guaranteed by the domestic subsidiaries of the Company. The Subordinated Notes are similarly secured and guaranteed but are subordinate in right of repayment to the Senior notes.

  The loan agreement relating to the Senior Notes and the purchase agreement relating to the Subordinated Notes impose restrictions on the Company's ability to pay dividends or other distributions on its capital stock.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     EXHIBIT NO.                            DOCUMENT
     -----------                            --------
         2.1     --Stock Purchase Agreement dated June 22, 1998 by and among
                   Elmagco, Inc., Begemann, Inc. and Boots & Coots
                   International Well Control, Inc. (4)
         2.2     --First Amendment to Stock Purchase Agreement dated June 22,
                   1998 by and among Elmagco, Inc., Begemann, Inc. and Boots &
                   Coots International Well Control,
                   Inc. (4)
         2.3     --Second Amendment to Stock Purchase Agreement dated June 22,
                   1998 by and among Elmagco, Inc., Begemann, Inc. and Boots &
                   Coots International Well Control,
                   Inc. (4)
       3.01      --Amended and Restated Certificate of Incorporation (1)
       3.02      --Amendment to Certificate of Incorporation (1)
       3.03      --Amended Bylaws (1)
       4.01      --Specimen Certificate for the Registrant's Common Stock (1)
       4.02      --Form of 12% Senior Subordinated Notes due December 31, 2000
                   (1)
       4.03      --Form of Noteholders' Warrants to Purchase $3,000,000 of
                   Common Stock (1)
       4.04      --Form of Employees Option to Purchase 690,000 Shares of
                   Common Stock (1)
       4.05      --Form of Contractual Options to Purchase 1,265,000 Shares of
                   Common Stock (1)
       4.06      --Note Purchase Agreement with Main Street/Geneva (2)
       4.07      --First Amendment to Note Purchase Agreement with Main
                   Street/Geneva (2)
       4.08      --Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock (4)
       9.01      --Voting Trust Agreement between Larry H. Ramming, Raymond
                   Henry, Richard Hatteberg, Danny Clayton and Brian Krause (as
                   amended) (2)
      10.01      --Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company (1)
      10.02      --Executive Employment Agreement of Larry H. Ramming (1)
      10.03      --Executive Employment Agreement of Raymond Henry (1)
      10.04      --Executive Employment Agreement of Brian Krause (1)
      10.05      --Executive Employment Agreement of Richard Hatteberg (1)
      10.06      --Executive Employment Agreement of Danny Clayton (1)
      10.07      --Security Agreement and Financing Statement with Main
                   Street/Geneva (2)
      10.08      --First Amendment to Security Agreement (2)
      10.09      --Stock Pledge Agreement with Main Street/Geneva (2)
      10.10      --First Amendment to Stock Pledge Agreement (2)

     EXHIBIT NO.                            DOCUMENT
     -----------                            --------
      10.11      --Form of Warrant issued to Main Street/Geneva (2)
      10.12      --Form of Registration Rights Agreement with Main
                   Street/Geneva (2)
      10.13      --Form of First Amendment to Registration Rights Agreement (2)
      10.14      --1997 Incentive Stock Plan (2)
      10.15      --Outside Directors' Option Plan (2)
      10.16      --Executive Compensation Plan (2)
      10.17      --Halliburton Center Sublease (2)
      10.18      --Camac Plaza Sublease (2)
      10.19      --Senior Loan Agreement dated July 6, 1998, between Boots &
                   Coots International Well Control, Inc., and Prudential
                   Securities Credit Corporation. (5)
      10.20      --First Amendment to Senior Loan Agreement (Bridge Facility)
                   dated July 23, 1998, between Boots & Coots International
                   Well Control, Inc., and The Prudential Insurance Company of
                   America. (5)
      10.21      --Subordinated Note and Warrant Purchase Agreement dated July
                   23, 1998, between Boots & Coots International Well Control,
                   Inc., and The Prudential Insurance Company of America. (5)
      10.22      --Registration Rights Agreement dated July 23, 1998, between
                   Boots & Coots International Well Control, Inc., and The
                   Prudential Insurance Company of
                   America. (5)
      10.23      --Participation Rights Agreement dated July 23, 1998, by and among Boots & Coots International Well Control, Inc., The
                   Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control,
                   Inc. (5)
      10.24      --Common Stock Purchase Warrant dated July 23, 1998. (5)
      11.01      --Computation of Per Share Earnings (2)
      21.01      --List of subsidiaries (3)
     *27.01      --Financial Data Schedule

--------
*  Filed herewith.
(1) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 8-K filed with the Commission on August 13, 1997.
(2) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-KSB filed with the Commission on March 31, 1998.
(3) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-KSB/A filed with the Commission on December 5, 1997.
(4) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-QSB filed with the Commission on May 19, 1998.
(5) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 8-K filed with the Commission on August 7, 1998.

  (b) Reports on Form 8-K.

  On May 6, 1998, the Company filed an amendment to its Form 8-K filed March 9, 1998, in which the Company reported the acquisition of Code 3, Inc. The amendment to such Form 8-K contained the financial statements required in connection with such acquisition, including the unaudited pro forma consolidated statements of operations of the Company for the six months ended December 31, 1997, and the twelve months ended June 30, 1997; the unaudited pro forma consolidated balance sheet of the Company as of December 31, 1997; and the audited financial statements of Code 3, Inc., for the year ended December 31, 1997, together with the auditor's report thereon.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boots & Coots International Well
                                           Control, Inc.

Date: August 14, 1998                     By:     /s/ Thomas L. Easley
                                             ----------------------------------

                                                     THOMAS L. EASLEY
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)