Form 10-Q
period 1998-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1998-11-17
CIK 833845

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER 1-13817

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  The number of shares of the Registrant's Common Stock, par value .00001 per share, outstanding at November 11 , 1998, was 32,933,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  Item 1. Financial Statements....................................    3
          Condensed Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997..........................................    3
          Condensed Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 1998 and 1997.......    4
          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 and 1997.......................    5
          Notes to Condensed Consolidated Financial Statements............    6
          Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   10
 PART II. Item 2. Change in Securities and Use of Proceeds................   12
          Item 5. Other Information.......................................   12
          Item 6. Exhibits and Reports on Form 8-K........................   13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                       ASSETS                             1997         1998
                       ------                         ------------  -----------
                                                                    (UNAUDITED)
CURRENTS ASSETS:
  Cash............................................... $ 1,718,000   $ 2,958,000
  Receivables--net...................................   2,766,000    29,133,000
  Inventories--net...................................   1,131,000    15,220,000
  Prepaid expenses and other current assets..........     427,000     1,177,000
                                                      -----------   -----------
    Total current assets.............................   6,042,000    48,488,000
PROPERTY, PLANT AND EQUIPMENT, net...................   6,948,000    33,747,000
OTHER ASSETS:
  Deferred financing costs and other assets--net.....      87,000     4,316,000
  Goodwill--net......................................     984,000     8,892,000
                                                      -----------   -----------
      Total assets................................... $14,061,000   $95,443,000
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................... $ 1,679,000   $17,100,000
  Accrued liabilities and customer advances..........     486,000     8,249,000
  Notes payable--current portion.....................   1,565,000     1,273,000
                                                      -----------   -----------
    Total current liabilities........................   3,730,000    26,622,000
                                                      -----------   -----------
NOTES PAYABLE--net of current portion................      99,000    16,591,000
SENIOR SUBORDINATED NOTE ($30,000,000 face)..........          --    27,618,000
COMMITMENTS AND CONTINGENCIES........................          --            --
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares
   authorized, 0 and 196,000 shares issued and
   outstanding at December 31, 1997 and September 30,
   1998, respectively)...............................          --            --
  Common stock ($.00001 par, 50,000,000 shares
   authorized, 29,998,662 and 32,658,082 shares
   issued and outstanding at December 31, 1997 and
   September 30, 1998, respectively).................          --            --
  Additional paid-in capital.........................  11,213,000    25,673,000
  Accumulated deficit................................    (981,000)   (1,061,000)
                                                      -----------   -----------
    Total shareholders' equity.......................  10,232,000    24,612,000
                                                      -----------   -----------
    Total liabilities and shareholders' equity....... $14,061,000   $95,443,000
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER  30,           SEPTEMBER 30,
                               -----------------------  -----------------------
                                  1997        1998         1997        1998
                               ----------  -----------  ----------  -----------
Revenues.....................  $2,095,000  $24,451,000  $3,920,000  $54,975,000
Costs and Expenses:
  Operating expenses.........   1,191,000   16,879,000   2,053,000   38,462,000
  Selling, general and
   administrative............     700,000    4,933,000   1,391,000   11,169,000
  Depreciation and
   amortization..............     196,000      917,000     307,000    1,676,000
                               ----------  -----------  ----------  -----------
                                2,087,000   22,729,000   3,751,000   51,307,000
                               ----------  -----------  ----------  -----------
Operating Income.............       8,000    1,722,000     169,000    3,668,000
Other Expenses (Income):
  Interest Expense...........      90,000    1,449,000     152,000    2,516,000
  Other Expenses (Income)
   Net.......................          --      (51,000)         --       99,000
                               ----------  -----------  ----------  -----------
Income (Loss) Before Income
 Taxes.......................     (82,000)     324,000      17,000    1,053,000
Income Tax Expense...........       6,000      219,000      18,000      494,000
                               ----------  -----------  ----------  -----------
Net Income (Loss)............     (88,000)     105,000      (1,000)     559,000
Required Preferred Dividends.          --      391,000          --      639,000
                               ----------  -----------  ----------  -----------
Net Loss to Common
 Shareholders................  $  (88,000) $  (286,000) $   (1,000) $   (80,000)
                               ==========  ===========  ==========  ===========
Basic Earnings (Loss) Per
 Common Share................  $     0.00  $     (0.01) $     0.00  $      0.00
                               ==========  ===========  ==========  ===========
Diluted Earnings (Loss) Per
 Common Share................  $     0.00  $     (0.01) $     0.00  $      0.00
                               ==========  ===========  ==========  ===========
Weighted Average Number of
 Common Shares Outstanding...  18,423,000   32,453,000  14,164,000   31,181,000
                               ==========  ===========  ==========  ===========
Diluted Weighted Average
 Number of Common Shares
 Outstanding.................  19,129,000   33,603,000  14,680,000   32,331,000
                               ==========  ===========  ==========  ===========



     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      -----------------------
                                                         1997        1998
                                                      ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss to common shareholders...................... $   (1,000) $   (80,000)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization......................    307,000    1,676,000
  Warrants issued with financing.....................         --      516,000
  Allowance for doubtful accounts....................         --      221,000
  Preferred stock dividends and related offering
   costs.............................................         --      639,000
  Changes in operating assets and liabilities, net of
   assets acquired:
    Receivables...................................... (2,786,000) (14,684,000)
    Inventories......................................         --   (5,245,000)
    Prepaid expenses and other current assets........   (132,000)    (353,000)
    Deferred costs and other assets (not current)....   (166,000)  (3,619,000)
    Accounts payable.................................    979,000    8,624,000
    Accrued liabilities and customer advances........   (393,000)   3,128,000
                                                      ----------  -----------
    Net cash used in operating activities............ (2,192,000)  (9,177,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Boots & Coots, operating assets..... (1,051,000)          --
  Acquisition of ABASCO, Inc......................... (1,590,000)          --
  Acquisition of ITS Supply Corporation (net of
   acquired cash)....................................         --   (5,932,000)
  Acquisition of Code 3, Inc. (net of acquired cash).         --   (1,778,000)
  Acquisition of Baylor Company (net of acquired
   cash).............................................         --  (31,214,000)
  Property and equipment additions...................   (320,000)  (1,738,000)
                                                      ----------  -----------
    Net cash used in investing activities............ (2,961,000) (40,662,000)
                                                      ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised.....................    247,000      442,000
  Deferred financing cost............................   (155,000)     (51,000)
  Proceeds from issuance of debt.....................  1,555,000   55,632,000
  Proceeds from issuance of common stock.............  6,323,000           --
  Proceeds from issuance of preferred stock..........         --    4,600,000
  Debt repayments....................................    (62,000)  (9,544,000)
                                                      ----------  -----------
    Net cash provided by financing activities........  7,908,000   51,079,000
                                                      ----------  -----------
NET INCREASE IN CASH.................................  2,755,000    1,240,000
CASH, beginning of period............................         --    1,718,000
                                                      ----------  -----------
CASH, end of period.................................. $2,755,000  $ 2,958,000
                                                      ==========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions............... $1,240,000  $ 5,282,000
                                                      ==========  ===========

     See accompanying notes to condensed consolidated financial statements.

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1998

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying condensed financial statements include all adjustments, including normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not be misleading.

  The accompanying consolidated financial statements should be read in conjunction with the Audited Financial Statements for the Six Months Ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the transition period from July 1, 1997 to December 31, 1997.

  The results of operations for the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B--BUSINESS ACQUISITIONS AND RELATED FINANCING TRANSACTIONS

  On July 31, 1997, Boots & Coots International Well Control, Inc. (the "Company") acquired all of the operating assets, including stock of the foreign subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of (i) $370,000 cash payable to Boots & Coots, (ii) $681,000 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,761,000 and (iv) 260,000 shares of Common Stock of the Company. The promissory notes were secured by the acquired assets of Boots & Coots, and were paid in full on July 6, 1998. This transaction was accounted for as a purchase and the acquired assets of Boots & Coots were revalued at fair market value as of July 31, 1997 resulting in goodwill of $50,000 which will be amortized over 15 years.

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

  On January 2, 1998, the Company completed the funding of the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000. Financing for the acquisition of ITS was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). In connection with the sale through private placement of the 10% Senior Secured Notes on January 2, 1998, the Company entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes. The commitment for the Senior Secured Notes by the note holders also required the

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

payment by the Company of a $50,000 commitment fee. The holders of the 10% Senior Secured Notes were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's Common Stock at a price of $2.62 per share. The ITS seller obligation of $1,000,000, which bears interest at the rate of 10% per annum, was payable on March 31, 1998. This note was extended on a month to month basis. On June 8, 1998, $700,000 of the seller's obligation was paid. On July 22, 1998 the remaining $300,000 was paid. This transaction was accounted for as a purchase and the acquired net assets of ITS have been revalued on a preliminary basis resulting in goodwill of $4,440,000 which will be amortized over 25 years.

  On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3, with an effective date for audited purchase price adjustments as of December 31, 1997, was $570,568 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,136 shares of the Company's Common Stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. On March 5, 1998, the Company sold through private placement to the note holders providing financing for the ITS acquisition an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 have been revalued on a preliminary basis resulting in goodwill of $3,876,000 which will be amortized over 25 years.

  An estimated fair value of $516,000 has been attributed to the warrants issued in connection with the 10% Senior Secured Notes. Of this amount $332,000 was charged to operations as interest expense for the three months ended March 31, 1998, and $184,000 was charged to operations for the three months as interest expense for the three months ended June 30, 1998.

  The Company's Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of Common Stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the 10% Senior Secured Notes issued by the Company, in the aggregate principal amount of $7,250,000, of which $5,000,000 was due May 2, 1998 and $2,250,000 was due
June 15, 1998. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such notes. As of September 30, 1998, the Company paid Mr. Ramming $3,803,000 to be applied toward repayment of the 10% Senior Secured Notes held by Mr. Ramming. Subsequent to September 30, 1998, an additional $1,420,000 was paid to Mr. Ramming toward this obligation.

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

  Consideration for the acquisition of Baylor, with a June 30, 1998 effective date, was $25,000,000 in cash, retirement of $7,654,000 in secured indebtedness of Baylor and the issuance at closing of 540,443 shares of the Company's common stock. Concurrent with the acquisition, and to provide the Company with cash to fund the acquisition and for other corporate purposes, the Company completed the sale of $15,000,000 of Senior Secured Notes due January 23, 1999 (the "Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

July 23, 2006 (the "Subordinated Notes") to The Prudential Insurance Company of America ("Prudential"). Proceeds from these financing transactions were used to fund the Baylor acquisition, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and provide working capital.

  The Subordinated Note and Warrant Purchase Agreement relating to the Subordinated Notes imposes restrictions on the Company's activities including, without limitation, with respect to the payment of dividends or other distributions on its capital stock; incurring additional indebtedness; granting liens to secure any other indebtedness; making loans or advances to, or investments in, other persons or entities; liquidating, dissolving or merging with another company; dispositions of assets; transactions with affiliates; changing the nature of its business; and the issuance of additional shares of preferred stock. Further, the Company is required to meet certain minimum financial tests so long as the Subordinated Notes are outstanding. The Subordinated Note and Warrant Purchase Agreement also provide for customary affirmative and negative covenants.

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

  On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Loan Agreement"). The Company, subject to a borrowing base formula, has drawn $20,000,000 under the Comerica Loan Agreement to repay all of the interim $15,000,000 Prudential Senior Notes. Advances under the Loan Agreement bear interest at the greater of Comerica's daily prime rate or the federal funds rate plus .5%. Subject to certain limitations, the Company has the option under the Loan Agreement to convert to a LIBOR based interest rate calculation. The Company also pays a commitment fee equal to .25% per annum on the unused portion of the commitment under the Loan Agreement.

  Advances under the Loan Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Loan Agreement imposes certain restrictions on the Company's activities, including, without limitation, a prohibition on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities.

  The operations of the five acquired businesses (Boots & Coots, ABASCO, ITS, Code 3 and Baylor Company) are included in the Company's consolidated operations from the respective acquisition dates. The Company's revenues, net income applicable to common shareholders, and net income per share on an unaudited pro forma basis, assuming that the Boots & Coots, ABASCO, ITS Supply, Code 3 and Baylor acquisitions occurred on January 1, 1997, would be as follows:

                                THREE MONTHS ENDED           NINE MONTHS ENDED
                            --------------------------- ---------------------------
                            SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                1997          1998          1997          1998
                            ------------- ------------- ------------- -------------
                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
   Revenues................  $28,173,000   $25,978,000   $75,717,000   $81,594,000
   Net Income..............  $   176,000   $    23,000   $   166,000   $   699,000
   Net Earnings per common
    share..................  $      0.01   $      0.00   $      0.01   $      0.02

                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTE C--SUBSEQUENT EVENTS

  On November 5, 1998 the Company announced it had reached an agreement to acquire the Alert Disaster Control Group of Companies. ALERT, a privately held company based in Singapore, provides emergency response and preventative safety services to the aviation, construction, marine, military, petroleum and petrochemical industries throughout the world, with particular focus on those companies operating within the regions of Africa, the Middle East and Asia/Pacific. The transaction is expected to close in December pending the completion of certain definitive agreements and other requisite approvals.

  On November 10, 1998 the Company announced that Boots & Coots Special Services, Inc., its environmental clean up subsidiary formerly known as Code 3, Inc., had acquired HAZ-TECH Environmental Services, Inc., an emergency prevention and response services company. Consideration for the HAZ-TECH acquisition was $2.2 million, of which 81% was in the form of the Company's common stock at a price of $5 per share with the balance represented by cash and assumed liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion is intended to assist in an understanding of the unaudited consolidated financial position and results of operations of Boots & Coots International Well Control, Inc. (the "Company") for the nine months ended September 30, 1997 and 1998 and the three months ended September 30, 1997 and 1998. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included elsewhere herein. Certain forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties which may cause actual results to differ from anticipated results, including risks associated with the timing and development of, and market acceptance of, the Company's services and products as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its latest Form 10-KSB for the six months ended December 31, 1997.

  As discussed in Note B, the Company completed the acquisitions of Boots and Coots L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 1, 1998; Code 3, Inc. as of February 20, 1998 and Baylor Company as of July 28, 1998. The results of operation for such acquisitions are included in the accompanying Statements of Operations from the respective dates of acquisition through the reporting quarter ends.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

  Revenues were $2,095,000 for the three months ended September 30, 1997 compared to $24,451,000 for the three months ended September 30, 1998. This increase is attributed to increased market share of IWC Services' well control and fire fighting client-base ($1,155,000) and business acquisitions ($21,201,000).

  Operating expenses were $1,191,000 for the three months ended September 30, 1997 compared to $16,879,000 for the three months ended September 30, 1998. This increase is attributable to projects resulting from increased market share of IWC Services' well control and fire fighting client-base ($702,000) and business acquisitions ($14,986,000).

  Selling, general and administrative expenses were $700,000 for the three months ended September 30, 1997 compared to $4,933,000 for the three months ended September 30, 1998. This increase resulted from additional investments in personnel, systems and infrastructure necessary to support the Company's expanded scope of operations; new marketing and advertising programs to increase market share and diversify the Company's well control customer base; ($499,000) and business acquisitions ($3,734,000).

  Depreciation and amortization expense increased from $196,000 for the three months ended September 30, 1997 to $917,000 for the three months ended September 30, 1998 primarily due to the effect of business acquisitions completed subsequent to June 30, 1997.

  The increase in interest expense from $90,000 for the three months ended September 30, 1997 to $1,449,000 for the three months ended September 30, 1998 is principally due to interest expense on increased debt incurred for business acquisitions.

  Other income of $51,000 for the three months ended September 30, 1998 consists primarily of foreign exchange adjustments.

  Income taxes for both the three months ended September 30, 1997 and 1998 represents foreign taxes on international operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

  Revenues were $3,920,000 for the nine months ended September 30, 1997 compared to $54,975,000 for the nine months ended September 30, 1998. This increase was the result of increased market share from diversification of IWC Services' well control and fire fighting client-base ($5,643,000) and business acquisitions ($45,412,000).

  Operating expenses were $2,053,000 for the nine months ended September 30, 1997 compared to $38,462,000 for the nine months ended September 30, 1998. The increase was the result of expanded well control operations beginning in the fourth quarter of fiscal 1997 ($3,273,000) and business acquisitions ($33,136,000).

  Selling, general and administrative expenses were $1,391,000 for the nine months ended September 30, 1997 compared to $11,169,000 for the nine months ended September 30, 1998. The increase resulted from additional investments in personnel, systems and infrastructure necessary to support the Company's expanded scope of operations; new marketing and advertising programs to increase market share and diversify the Company's well control client base ($1,979,000); and business acquisitions ($7,799,000).

  Depreciation and amortization expense increased from $307,000 for the nine months ended September 30, 1997 to $1,676,000 for the nine months ended September 30, 1998, primarily as the result of depreciation and amortization relating to business acquisitions.

  Interest expense was $152,000 for the nine months ended September 30, 1997 compared to $2,516,000 for the nine months ended September 30, 1998. The increase is primarily from interest expense on increased debt incurred for business acquisitions.

  Other expenses of $99,000 for the nine months ended September 30, 1998 consist primarily of foreign exchange adjustments.

  Income taxes for the nine months ended September 30, 1997, includes a credit for the reversal of a deferred federal income tax provision of $66,000. Substantially all of the balance of income taxes for both the nine months ended September 30, 1997 and 1998 represents foreign taxes on international operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash expenditures in connection with the acquisitions of Boots & Coots L.P., Abasco, ITS and Code 3 required a substantial portion of the Company's then existing cash reserves. Further, the terms upon which Abasco, ITS and Code 3 were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from the sale in July 1997 of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") of which $2,900,000 has been converted into 3,867,000 shares of Common Stock; $6,481,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of Common Stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); seller financing on the acquired businesses in the aggregate principal amount of $5,761,000 of which all has been retired as of the date hereof; and approximately $4,678,000 in net proceeds from the private placement of 196,000 Units of the Company's 10% Junior Redeemable Convertible Preferred Stock, each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of Common Stock of the Company at a price of $5.00 per share.

  On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 23, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital.

  On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Loan Agreement"), subject to a borrowing base determination. The Company used $15,457,995 of the initial draw of $20,000,000 from the Comerica loan facility to repay the Prudential Senior Notes which had provided interim working capital. The balance of funds from the initial Comerica loan draw was added to working capital.

  The Company is exploring financing alternatives including a private placement of preferred stock to serve as a lower coupon cost replacement for the Company's 10% Junior Redeemable Convertible Preferred Stock; and, an acquisition credit facility to provide interim financing for future acquisitions. Although these financing initiatives are in process and not yet completed, Management believes these actions, together with cash flows from operations, will provide adequate funding for the Company business plan.

                          PART II--OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

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

ITEM 5. Other Information.

  On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Loan Agreement"). The Company used a portion of the proceeds from the Comerica loan to repay all of the Prudential Senior Notes. Contemporaneously with the closing of the Loan Agreement, Prudential assigned to Comerica all security interests securing the Prudential Senior Notes and the Prudential Subordinated Notes.

  Advances under the Loan Agreement bear interest at the greater of Comerica's daily prime rate or the federal funds rate plus .5%. Subject to certain limitations, the Company has the option under the Loan Agreement to convert to a LIBOR based interest rate calculation. The Company also pays a commitment fee equal to .25% per annum on the unused portion of the commitment under the Loan Agreement.

  Advances under the Loan Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Loan Agreement imposes certain restrictions on the Company's activities, including, without limitation, a prohibition on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities.

  The Loan Agreement also requires the Company to meet certain minimum financial tests as follows: (i) tangible net worth plus subordinated indebtedness of not less than (1) $33,535,000 and (2) as of the end of each calendar quarter hereafter, the minimum tangible net worth plus subordinated indebtedness required as of the end of the immediately preceding calendar quarter plus 80% of the consolidated net income for the immediately preceding calendar quarter plus 75% of the net proceeds realized from the issuance of any equity securities during the immediately preceding calendar quarter; (ii) a ratio of interest expense for the twelve preceding months plus consolidated net income to interest expense for such twelve month period plus dividends of not less than 1.10 to 1.00; (iii) a ratio of consolidated current assets plus unused loan commitments to consolidated current liabilities of not less than
1.00 to 1.00; (iv) a ratio of total liabilities to tangible net worth and subordinated indebtedness of not greater than 1.50 to 1.00; and (v) consolidated net earnings (excluding any extraordinary gains) for each fiscal quarter of not less than $0.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     EXHIBIT NO.                            DOCUMENT
     -----------                            --------
         2.1     --Stock Purchase Agreement dated June 22, 1998 by and among
                   Elegiac, Inc., Begemann, Inc. and Boots & Coots
                   International Well Control, Inc. (4)
         2.2     --First Amendment to Stock Purchase Agreement dated June 22,
                   1998 by and among Elmagco, Inc., Begemann, Inc. and Boots &
                   Coots International Well Control,
                   Inc. (4)
         2.3     --Second Amendment to Stock Purchase Agreement dated June 22,
                   1998 by and among Elmagco, Inc., Begemann, Inc. and Boots &
                   Coots International Well Control,
                   Inc. (4)
       3.01      --Amended and Restated Certificate of Incorporation (1)
       3.02      --Amendment to Certificate of Incorporation (1)
       3.03      --Amended Bylaws (1)
       4.01      --Specimen Certificate for the Registrant's Common Stock (1)
       4.02      --Form of 12% Senior Subordinated Notes due December 31, 2000
                   (1)
       4.03      --Form of Noteholders' Warrants to Purchase $3,000,000 of
                   Common Stock (1)
       4.04      --Form of Employees Option to Purchase 690,000 Shares of
                   Common Stock (1)
       4.05      --Form of Contractual Options to Purchase 1,265,000 Shares of
                   Common Stock (1)
       4.06      --Note Purchase Agreement with Main Street/Geneva (2)
       4.07      --First Amendment to Note Purchase Agreement with Main
                   Street/Geneva (2)
       4.08      --Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock (4)
       9.01      --Voting Trust Agreement between Larry H. Ramming, Raymond
                   Henry, Richard Hatteberg, Danny Clayton and Brian Krause (as
                   amended) (2)
      10.01      --Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company (1)
      10.02      --Executive Employment Agreement of Larry H. Ramming (1)
      10.03      --Executive Employment Agreement of Raymond Henry (1)
      10.04      --Executive Employment Agreement of Brian Krause (1)
      10.05      --Executive Employment Agreement of Richard Hatteberg (1)
      10.06      --Executive Employment Agreement of Danny Clayton (1)
      10.07      --Security Agreement and Financing Statement with Main
                   Street/Geneva (2)
      10.08      --First Amendment to Security Agreement (2)
      10.09      --Stock Pledge Agreement with Main Street/Geneva (2)
      10.10      --First Amendment to Stock Pledge Agreement (2)
      10.11      --Form of Warrant issued to Main Street/Geneva (2)
      10.12      --Form of Registration Rights Agreement with Main
                   Street/Geneva (2)
      10.13      --Form of First Amendment to Registration Rights Agreement (2)
      10.14      --1997 Incentive Stock Plan (2)

     EXHIBIT NO.                            DOCUMENT
     -----------                            --------
      10.15      --Outside Directors' Option Plan (2)
      10.16      --Executive Compensation Plan (2)
      10.17      --Halliburton Center Sublease (2)
      10.18      --Camac Plaza Sublease (2)
      10.21      --Subordinated Note and Warrant Purchase Agreement dated July
                   23, 1998, between Boots & Coots International Well Control,
                   Inc., and The Prudential Insurance Company of America. (5)
      10.22      --Registration Rights Agreement dated July 23, 1998, between
                   Boots & Coots International Well Control, Inc., and The
                   Prudential Insurance Company of
                   America. (5)
      10.23      --Participation Rights Agreement dated July 23, 1998, by and among Boots & Coots International Well Control, Inc., The
                   Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control,
                   Inc. (5)
      10.24      --Common Stock Purchase Warrant dated July 23, 1998. (5)
     *10.25      --Loan Agreement dated October 28, 1998, between Boots & Coots
                   International Well Control, Inc. and Comerica Bank-Texas.
     *10.26      --Security Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica Bank-
                   Texas.
     *10.27      --Amendment No. 1 to Subordinated Note and Warrant Purchase
                   Agreement, between Boots & Coots International Well Control,
                   Inc., and the Prudential Insurance Company of America.
      11.01      --Computation of Per Share Earnings (2)
      21.01      --List of subsidiaries (3)
     *27.01      --Financial Data Schedule

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

  (b) Reports on Form 8-K.

  On August 7, 1998, the Company filed Form 8-K, in which the Company reported the acquisition of Baylor Company. The Form 8-K contained the financial statements required in connection with such acquisition, including the unaudited pro forma consolidated statements of operations of the Company for the three months ended March 31, 1998, the six months ended December 31, 1997, and the twelve months ended June 30, 1997; the unaudited pro forma consolidated balance sheet of the Company as of March 31, 1998; and the audited financial statements of Baylor Company, for the years ended December 31, 1996 and December 31, 1997, together with the auditor's report thereon.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boots & Coots International Well
                                           Control, Inc.

Date: November 13, 1998                   By:     /s/ Thomas L. Easley
                                             ----------------------------------
                                                     THOMAS L. EASLEY
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)