Form 10-K405
period 1998-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1999-04-15
CIK 833845

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13817
                            ------------------------

                                 BOOTS & COOTS
                        INTERNATIONAL WELL CONTROL, INC.
                (Name of Registrant as specified in Its Charter)

                   DELAWARE                                       11-2908692
       (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
        Incorporation or Organization)

      777 POST OAK BOULEVARD, SUITE 800                             77056
                HOUSTON, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

                                  713-621-7911
                (Issuer's Telephone Number, Including Area Code)
                            ------------------------
     Securities registered under Section 12(b) of the Exchange Act:

              TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                         -----------------------------------------
        Common Stock, $.00001 par value                            American Stock Exchange

     Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in or any amendment to this Form 10-K [X].

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on April 7, 1999, based on the closing sales price on that date was $33,824,346.

     The number of shares of the issuer's common stock outstanding on April 7, 1999 was 33,415,517.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I......................................................
  Item 1.     Description of Business.......................
  Item 2.     Description of Property.......................
  Item 3.     Legal Proceedings.............................
PART II.....................................................
  Item 4.     Submission of Matters to a Vote of Security
              Holders.......................................
  Item 5.     Market for Common Equity and Related
     Stockholder Matters....................................
  Item 6.     Selected Financial Data.......................
  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................
  Item 7A.     Quantitative and Qualitative Disclosures
     about Market Risk......................................
  Item 8.     Financial Statements..........................
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........
PART III....................................................
  Item 14.     Exhibits List and Reports....................
SIGNATURES..................................................
FINANCIAL STATEMENTS
  Independent Auditors' Report..............................    F-
  Consolidated Balance Sheets...............................    F-
  Consolidated Statements of Operations.....................    F-
  Consolidated Statements of Shareholders' Equity...........    F-
  Consolidated Statements of Cash Flows.....................    F-
  Notes to Consolidated Financial Statements................    F-

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Boots & Coots International Well Control, Inc. (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas emergencies, to remediate affected sites and restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing and other non-critical well control services, including pre-event planning, training and consulting services. The Company also manufactures and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry, including drilling rig brakes, controls, and monitors; industrial and marine electrical AC generators; and marine thrusters and controls. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies, and provides materials and equipment procurement, transportation and logistics services to the energy industry.

     The Company acts as a holding company for its operating subsidiaries, IWC Services, Inc., Boots & Coots Special Services, Inc. and Baylor Company. With the exception of Boots & Coots Special Services, Inc., Baylor Company and HAZ-TECH Environmental Services, Inc., the assets and businesses acquired as discussed below have been acquired by the Company through IWC Services, Inc. These acquisitions have been made with the objective of operating capabilities in three primary business segments: (1) emergency response and restoration; (2) programs and services; and (3) manufacturing and distribution.

HISTORY OF COMPANY

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

     Acquisition of IWC Services, Inc. The Company acquired IWC Services on July 29, 1997, pursuant to a merger of a wholly owned subsidiary of the Company with IWC Services whereby the Company issued shares of common stock to the stockholders of IWC Services in exchange for all of the issued and outstanding common stock of IWC Services and issued options and warrants to purchase common stock of the Company in exchange for all of the options and warrants to purchase common stock of IWC Services then outstanding. As a result of the merger, IWC Services became a wholly-owned subsidiary of the Company, the stockholders of IWC Services became the beneficial holders of approximately 93% of the post-merger issued and outstanding shares of common stock of the Company and the board of directors and management of IWC Services took over the management of the Company.

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

     Acquisition of ABASCO, Inc. On September 25, 1997, the Company completed the acquisition of ABASCO, Inc. ("ABASCO") which had acquired the operating assets of ITS Environmental, a division of International Tool & Supply Company, a recognized leader in the design and manufacture of a comprehensive line of rapid-response oil and chemical spill containment and reclamation equipment and products since 1975. The Company acquired ABASCO for aggregate consideration consisting of approximately $1,590,000 cash and 300,000 shares of common stock.

     ABASCO's products and services include mechanical skimmers, containment booms and boom reels, dispersant sprayers, agent absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and remediation services.

     Acquisition of ITS Supply Corporation. On January 2, 1998, the Company completed the acquisition of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000 cash. Financing for the acquisition of ITS was provided from working capital ($500,000); and proceeds from the issuance of 10% Senior Secured Promissory Notes ($4,500,000) and short-term bridge financing from the seller ($1,000,000).

     ITS is an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom.

     Acquisition of Boots & Coots Special Services, Inc. On February 20, 1998, the Company completed the acquisition of all of the capital stock of Boots & Coots Special Services, Inc. f/k/a Code 3, Inc. ("B & C Special Services"). Consideration for the acquisition of B & C Special Services was (i) $570,568 cash, (ii) the repayment of corporate secured debt and interest thereon of approximately $1,210,000 through closing, and (iii) the issuance of 488,136 shares of the Company's common stock, of which 158,646 shares were delivered into escrow to secure the indemnification obligations of the former stockholders of B & C Special Services for claims that may arise as a consequence of a breach by former stockholders of B & C Special Services of the representations, warranties and covenants contained in the definitive agreements.

     B & C Special Services, originally headquartered in Harlingen, Texas, provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies. B & C Special Services also specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services. Through December 31, 1997, B & C Special Services operated out of facilities in Harlingen, El Paso, Laredo, San Antonio and Houston, Texas. In 1998, additional emergency response facilities and equipment were added in Ft. Worth, Texas, and Denver, Colorado.

     Acquisition of Baylor Company. On July 23, 1998, the Company completed the acquisition of all of the capital stock of Baylor Company ("Baylor"). Consideration for the acquisition of Baylor was approximately

$25,000,000 cash, a dividend payment of $2,000,000, and the issuance of 540,443 shares of the Company's common stock, which shares were delivered into escrow to provide recourse to the Company for claims that may arise as a consequence of a breach by such stockholder or Baylor of certain of the representations, warranties and covenants contained in the definitive agreements.

     Baylor, headquartered in Houston, Texas, manufactures and markets a varied line of industrial products, many of them proprietary, for the drilling, marine and power generation industries. The Company's base line of products include Elmagco(R) Brakes, brake controls, brake monitors, closed loop cooling systems, Thyrig(TM) Drive Systems, deepwater thrusters and mooring systems as well as AC generators sold under the trade names EMD, Delco and Baylor, worldwide.

     Acquisition of HAZ-TECH Environmental Services, Inc. Effective as of November 4, 1998, the Company completed the acquisition, through a merger with B & C Special Services, of all of the capital stock of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"). Consideration for the acquisition of HAZ-TECH was $315,671 cash, assumption of liabilities and the issuance of 269,150 shares of the Company's common stock, of which one-half were delivered into escrow to provide recourse to the Company for claims that may arise as a consequence of a breach by the sellers of certain representations, warranties and covenants contained in the definitive agreements.

     HAZ-TECH provides a complete range of emergency prevention and response services, including hazardous materials and waste management, OSHA personnel training and environmental site audits, surface and groundwater hydrology, bioremediation and pond dewatering, and water treatment to chemical manufacturing, railroad and truck transportation companies in Texas, Louisiana, Oklahoma and Arkansas.

     The Company has ongoing discussions with a number of potential acquisition prospects, none of which are in a binding agreement stage. Completion of future business acquisitions are subject to many uncertainties, including the availability of financing under acceptable terms and conditions.

     Halliburton Alliance. The Company also conducts business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name "WELLCALL(SM)" and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning, and other specialized services.

     Business Strategy. Over the next few years, the Company intends to continue to expand its operations and to build upon its demonstrated strengths while increasing revenues from its consulting, equipment sales, environmental containment and remediation services and Non-critical Events discussed on page 6 herein. Recognizing that the well control services business is a finite market whose upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis and expand its range of services to establish a diversified and expanded revenue base. The Company intends to accomplish its objectives by promoting the Halliburton Alliance and the WELLSURE(SM) program, continuing to integrate the businesses of Boots & Coots, ABASCO, ITS, Boots & Coots Special Services, Baylor and HAZ-TECH, increasing the geographical scope of its training and consulting programs, and establishing additional Company-owned Fire Stations discussed on page 5 herein at locations outside the United States. Like the Company owned Fire Stations in Houston, Texas, and Duncan, Oklahoma, the industry supported Fire Station on the North Slope of Alaska and the Fire Station in Anaco, Venezuela, the proposed Company-owned Fire Stations would include the equipment required to respond to a well blowout or fire. In general, the Company plans to offer a broader range of services to oil and gas producers worldwide, increasing both the scope of its target and its market share.

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

     Executive Offices. The Company's principal executive office is located at 777 Post Oak Boulevard, Suite 800, Houston, Texas, 77056, telephone (713) 621-7911.

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

     Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of Houston-based companies have dominated the market. As a result, if an operator in Indonesia, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston that would take the following steps:

     - Immediately dispatch a control team to the well location to supervise debris removal, local equipment mobilization and site preparation;

     - Gather and analyze the available data, including drilling history, geology, availability of support equipment, personnel, water supplies and ancillary firefighting resources;

     - Develop or implement a detailed fire suppression and well-control plan;

     - Mobilize additional well-control and firefighting equipment in Houston;

     - Transport equipment by air freight from Houston to the blowout location;

     - Extinguish the fire and bring the well under control; and

     - Transport the control team and equipment back to Houston.

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

     In addition to seeking pre-event consulting services, a number of major oil and gas producers have come to the realization that servicing the worldwide firefighting and well control market from Houston is inefficient: the response time is too long and the cost of transporting equipment by air freight is prohibitive. As a result, the Company has established and maintains an industry supported "Fire Station" on the North Slope of Alaska. Under the terms of the agreement, the Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. Over the next five years, the Company plans to establish a worldwide network of Company owned Fire Stations and to use this global presence as the foundation to seek to establish a preeminent position in the oil and gas well firefighting business.

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

PRODUCTS AND SERVICES PROVIDED BY THE COMPANY

     The Company is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas well emergencies, to remediate affected sites and to restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing and other non-critical well control services, including pre-event planning, training and consulting services. The Company also manufactures and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry, including drilling rig brakes, controls and monitors; industrial and marine electrical generators; and marine thrusters and controls. The Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies, and also provides materials and equipment procurement, transportation and logistics services to the energy industry. The Company's principal products and services for its three principal business segments include:

  Emergency Response and Restoration

     The Emergency Response and Restoration business segment includes the following operating subsidiaries of the Company: IWC Services less its risk management business unit, Boots & Coots and B & C Special Services.

     Well Control. This service segment is divided into two distinct levels: (1) "Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. (2) "Non-critical Event" response, on the other hand, is intended for the more common operating problems that do not involve escaping hydrocarbons.

          Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in significant revenues to the Company in the year of the incident. The Company's professional firefighting staff has more than 220 years of aggregate industry experience in responding to Critical Events, oil well fires and blowouts.

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

     Fire Fighting Equipment Rentals. This service includes the rental of specialty well control and firefighting equipment by the Company primarily for use in conjunction with Critical Events. Such equipment includes, but is not limited to, firefighting pumps, pipe-racks, Athey wagons, pipe cutters, crimping tools and deluge safety systems. The Company charges this equipment out on a per diem basis. Past experience indicates that rentals can be expected to average approximately 40% of the revenues associated with a Critical Event.

     Fire Fighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Emergency Response Center that the Company has established on the North Slope of Alaska. The establishment of this Emergency Response Center, completed during the six month period ended December 31, 1997, included the sale of approximately $485,000 in equipment. The Company has also entered into a ten year agreement with renewal clauses to provide ongoing consulting services relating to the Emergency Response Center, including training, contingency planning, safety inspections and emergency response drills.

     Snubbing Operations. A snubbing unit is a high pressure workover rig that permits an operator to repair or change-out damaged casing, production tubing and down-hole production equipment in a high pressure environment. Using a series of highly sophisticated blowout prevention devices, a snubbing unit makes it possible to remove and replace down-hole equipment in a pressurized well. Since snubbing is a very hazardous process that entails a high risk of flash fire or explosion, the snubbing segment of the oil and gas services industry is concentrated in a few operators, such as Halliburton, who have the experience and knowledge required to safely and efficiently perform such services.

     Industrial and Marine Firefighting. This service is divided into two distinct elements: pre-event consulting and Critical Event management. The pre-event services offered in the industrial and marine firefighting business include complete on-site inspection services, safety audits and pre-event planning. Based on these pre-event services, the Company can recommend the equipment, facilities and manpower resources that a client should have available in order to effectively respond to a fire. The Company can also consult with the client to ensure that the equipment and services required by the client will be available when needed. If a Critical Event subsequently occurs, the Company is ready to respond at a client's facility with experienced firefighters and auxiliary equipment.

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

     Consulting; Drilling Engineering. The Company provides through its highly specialized in-house engineering staff, supplemented if necessary by outside engineering consultants and the Halliburton Energy Services division, engineering services for such areas as: (1) planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations), (2) planning and design of production facilities which are susceptible to well capping or other control procedures, and (3) mechanical and computer aided designs for well control equipment.

     Consulting; Inspections. A cornerstone of the Company's strategy of providing preventive well control services involves on-site inspection services for drilling and workover rigs, drilling and production platforms, and field production facilities. These inspection services, performed by the Company, are offered as a standard option in Halliburton's field service programs.

     Consulting; Training. The Company provides specialized training in well control procedures for drilling, exploration and production personnel. To date such training programs have been provided for both U.S. and international operators. The Company's training services are offered in conjunction with ongoing educational programs sponsored by Halliburton. The Company believes the training segment of its business offers considerable potential for growth.

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

     Regional Emergency Response Centers. The Company currently has Emergency Response Centers in Houston, Texas, Duncan, Oklahoma, and Anaco, Venezuela, and maintains an industry supported Emergency Response Center on the North Slope of Alaska. The Company plans to deploy at least one Emergency Response Center per year over the next five years. The equipment for these proposed Emergency Response Centers will either be purchased by the Company for its own account or purchased by a consortium of local producers who will then contract with the Company for maintenance and consulting services. It is believed these Emergency Response Centers, once established, will place the Halliburton Alliance in an unique competitive position within the industry and allow the Alliance to gain market share by reducing the mobilization time and costs traditionally involved in controlling major blowout events.

  Programs and Services

     The Programs and Services business segment includes the following operating subsidiaries and business units of the Company: the risk management business unit of IWC Services, which encompasses the WELLSURE(SM) Program, and ITS.

     Supply, Transportation and Logistics. ITS is ISO 9002 certified and provides material and equipment procurement, transportation and logistics services to the energy industry worldwide. ITS also serves as a distributor in Venezuela and Peru of artificial lift oil recovery systems.

     WELLSURE(SM) Program. On February 6, 1998, the Company announced the formation of an alliance with Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana. The alliance offers oil and gas exploration production companies, through retail insurance brokers, a new program known as "WELLSURE(SM)," which combines traditional well control and blowout insurance with the Company's post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineer-ing consultation. Insurance provided under WELLSURE(SM) has been arranged with leading London insurance underwriters. WELLSURE(SM) program participants will be provided with the full benefit of having the Company as a safety and prevention partner. In the event of well blowouts, the Company will serve as the integrated emergency response service provider, as well as function as lead contractor and project manager for control and restoration of wells covered under the program.

  Manufacturing and Distribution

     The Manufacturing and Distribution business segment includes the following operating subsidiaries or business units of the Company: Baylor and ABASCO.

     Drilling, Marine and Power Generation Equipment. The Company manufactures and markets a varied line of industrial products, many of them proprietary for the drilling, marine and power generation industries. The Company's base line of products include Elmagco(R) Brakes, brake controls, brake monitors, closed loop cooling systems, Thyrig(TM) Drive Systems, deepwater thrusters and mooring systems as well as AC generators sold under the trade names EMD, Delco and Baylor, worldwide.

     Oil and Chemical Spill Containment and Remediation Services. The Company provides containment and remediation of oil and chemical spills for the oil and gas, petrochemical, railroad, transportation and shipping industries, as well as various state and federal governmental agencies. The Company specializes in the transfer of high and low pressure liquids and hazardous materials and industrial fire fighting. The Company also provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

DEPENDENCE UPON CUSTOMERS

     The Company is not materially dependent upon a single or a few customers, although one or a few customers may represent a material amount of business for a limited period. The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over.

HALLIBURTON ALLIANCE

     In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALL(SM)", draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALL(SM) provides to an operator include:

     - Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week;

     - A full-time team of experienced well control specialists that are dedicated to safety;

     - Specialized equipment design, rental, and sales;

     - Contingency planning consultation where WELLCALL(SM) specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan; and

     - A single-point contact to activate a coordinated total response to well control needs.

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

REGULATION

     The operations of the Company are affected by numerous federal, state, and local laws and regulations relating, among other things, to workplace health and safety and the protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current laws and regulations is likely to have a material adverse effect on the Company's business or financial statements. Nevertheless, the Company is obligated to exercise prudent judgment and reasonable care at all times and the failure to do so could result in liability under any number of laws and regulations.

     Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to companies in the industry. To the date hereof, the

Company has not been subject to any fines or penalties for violations of governmental or environmental regulations.

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURE(SM) program, and its recent acquisitions of Boots & Coots, ABASCO, ITS, B & C Special Services, Baylor and HAZ-TECH will strengthen its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of March 31, 1999, the Company and its operating subsidiaries collectively had 447 full-time employees and 155 part-time personnel available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

OPERATING HAZARDS; LIABILITY INSURANCE COVERAGE

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

RELIANCE UPON OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The Company's emergency response services require highly specialized skills. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its officers, directors and key employees. In seeking qualified personnel, the Company will be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business. The Company is considering obtaining key man insurance on a selected basis to partially offset the risk of loss of personnel, but it does not currently maintain any such insurance and there can be no assurance that it will be obtained or will be available at a reasonable cost or at all.

CONTROL OF THE COMPANY BY SIGNIFICANT STOCKHOLDERS

     The Company's current officers and directors own beneficially, on a combined basis, 9,361,477 shares of common stock, including currently exercisable options to purchase common stock. The shares of common stock owned by the Company's current officers and directors represent, in the aggregate, approximately 28% of the issued and outstanding common stock (without taking into account the potential conversion of the Redeemable Stock into shares of common stock or the potential issuance of additional shares of common stock upon the exercise of options or warrants). As a result, the current officers and directors of the Company collectively have significant and perhaps controlling influence in the election of the Company's Board of Directors and with respect to the determination and authorization of corporate actions for an indefinite period of time. Further, in May 1995, Brian Krause, the President of IWC Services (Well Control), Raymond Henry, the Company's Director of Well Control Operations, Richard Hatteberg, the Company's Senior Vice President, Well Control, and Danny Clayton, the President of IWC de Venezuela, entered into a Voting Trust Agreement that gives Larry H. Ramming, the Company's Chairman and Chief Executive Officer, and Mr. Henry, as co-trustees, the absolute right to vote all shares of common stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000 (the "Voting Trust Agreement"). In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tiebreaker. The Voting Agreement provides that twenty percent of the shares subject to such agreement are eligible for release therefrom on each one year anniversary date of the Voting Trust Agreement upon the written request of the party owning such shares. Currently, 1,380,000 shares (representing 4.2% of the Company's outstanding common stock) are subject to the Voting Trust Agreement.

CONTRACTUAL OBLIGATIONS TO CUSTOMERS; INDEMNIFICATION

     The Company customarily enters into service contracts with its customers which frequently contain provisions that hold the Company liable for various losses or liabilities incurred by the customer in connection with the activities of the Company, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in the Company's possession or control. The Company may be responsible for any such losses or liabilities caused by contractors retained by the Company in connection with the provision of its services. In addition, such contracts generally require the Company, its employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations. Consequently, the Company may be exposed to substantial liabilities in connection with its services. In the case of emergency response services, the Company frequently enters into agreements with customers which limit the Company's exposure to liability and/or require the customer to indemnify the Company for losses or liabilities incurred by the Company in connection with such services, except in the case of gross negligence or willful misconduct by the Company. There can be no assurance, however, that such contractual provisions limiting the liability of the Company will be enforceable in whole or in part under applicable law.

ITEM 2. DESCRIPTION OF PROPERTY.

REAL PROPERTY

     The Company leases a 39,000 square foot office at 777 Post Oak Blvd., Houston, Texas, from an unaffiliated landlord through August 2005 at a monthly rental of $64,000. The Company leases an 11,000 square foot Emergency Response Center facility in Anaco, Venezuela, which space is rented through January 2000 for a monthly rental of $4,000. The Company owns a facility in northwest Houston, Texas, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company also owns manufacturing facilities in Sugar Land, Texas, including 190,000 square feet of shop buildings, 22,000 square feet of office space and 24 acres of land. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000, and is subleased on substantially the same terms. The Company leases approximately 10,000 square feet of office space in the Camac Plaza, Houston, Texas, through June 30, 1999, for an average monthly rental of $9,000, which space is subleased on substantially the same terms. Additionally, the Company has leased office and equipment storage facilities in various other cities within the United States, Venezuela, the United Kingdom and Peru. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the AMEX under the symbol "WEL." Prior to January 30, 1998, the Company's common stock was traded on the NASD's OTC Electronic Bulletin Board under the symbol "BCWC." Significant trading in the Company's common stock has occurred only since August 1997. The following tables set forth the high and low bid and asked prices per share of the common stock as reported for the quarterly periods ended September 30, 1997 and December 31, 1997, and the high and low sales prices for each quarterly period within the year ended December 31, 1998. Bid information has been provided by National Quotation Bureau, Inc., and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                      HIGH AND LOW BID AND ASKED QUOTATION

                                                          HIGH               LOW
                                                     ---------------   ---------------
                                                      BID     ASKED     BID     ASKED
                                                     ------   ------   ------   ------
Quarter ended September 30, 1997:..................  $5.500   $8.000   $1.500   $1.625
Quarter ended December 31, 1997:...................  $5.625   $5.875   $3.625   $3.875

                           HIGH AND LOW SALES PRICES

                                                               HIGH     LOW
                                                              ------   ------
March 31, 1998..............................................  $5.750   $4.750
June 30, 1998...............................................   7.937    4.750
September 30, 1998..........................................   6.125    1.375
December 31, 1998...........................................   3.023    2.125

     On April 7, 1999, the last reported sale price of the common stock as reported on AMEX was $1.50 per share.

     As of April 7, 1999 the Company's common stock was held by approximately 300 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name.

     The Company has not paid any cash dividends on its common stock to date. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business. The Company's credit facilities currently prohibit paying cash dividends.

SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

     In January 1998, the Company issued 10% Senior secured promissory notes due October 1, 1998 ("Senior Notes") in the aggregate principal amount of $5,000,000, and in March 1998 the Company issued additional 10% Senior secured promissory notes due October 1, 1998 ("Additional Senior Notes") in the aggregate principal amount of $2,250,000. In April 1998, the Senior Notes and Additional Senior Notes were purchased from the original holders thereof by Larry H. Ramming, the Chief Executive Officer of the Company. The Company issued warrants to the original holders of the Senior Notes and Additional Senior Notes representing the right to purchase 2,500,000 shares, in the aggregate, of common stock, 2,000,000 of which are exercisable at $2.62 per share and 500,000 of which are exercisable at $4.50 per share. Such warrants are exercisable for a period of six years and include demand and piggyback registration rights. The Company used the proceeds from the issuance of the Senior Notes to fund the purchase of ITS, and the proceeds from the issuance of the Additional Senior Notes to fund the acquisition of B & C Special Services.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Senior Notes and Additional Senior Notes. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of purchasers, all of whom were "accredited investors" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     From April 1998 through June 1998, the Company issued 196,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice.

     In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share shall thereafter, until the nine month anniversary of the date of issuance be convertible, at the election of the holder thereof, into such number of shares of common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable Preferred Stock. In the event the Company has not redeemed shares of Redeemable Stock on or before the nine month anniversary of the date of issuance, each unredeemed share shall become immediately convertible, at the election of the holder thereof, into such number of shares of common stock as shall be obtained by dividing $25.00 by $2.75 (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock).

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D for the issuance of the Units. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of purchasers, all of whom were "accredited investors" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     In July 1998, the Company issued $15,000,000 in Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") to The Prudential Insurance Company of America ("Prudential") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes") to Prudential. The Prudential Senior Notes were subsequently repaid using proceeds from the Company's revolving credit facility. In conjunction with the sale of the Prudential Subordinated Notes, the Company issued to Prudential a warrant to purchase 3,165,396 shares of common stock at an exercise price of $6.70 per share (the "Prudential Warrant"), subject to anti-dilution protection and adjustments under certain circumstances. The Prudential Warrant is not exercisable until after July 23, 2000 and terminates on the later of July 23, 2008, or six months after the date the Prudential Subordinated Notes are fully retired. The Company utilized the proceeds of the Prudential Senior Notes and Prudential Subordinated Notes for working capital and to fund the acquisition of Baylor.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Prudential Senior Notes and Prudential Subordinated Notes. The Company used no general advertising or solicitation in connection with such issuance, the purchaser was an "accredited investor" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchaser did not intend to engage in a distribution of such securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial data of the Company for each of the fiscal years ended as of June 30, 1996 and 1997, the six months ended December 31, 1996 and 1997, and the years ended December 31, 1997 and 1998, which was derived from the Company's audited consolidated financial statements. In the opinion of management of the Company, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial data for such period. The results of operations for the six months ended December 31, 1996 and 1997 are not necessarily indicative of results for a full fiscal year. The data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                          SIX MONTHS ENDED              YEARS ENDED
                             YEARS ENDED JUNE 30,           DECEMBER 31,               DECEMBER 31,
                            -----------------------   ------------------------   -------------------------
                               1996         1997         1996          1997         1997          1998
                            ----------   ----------   -----------   ----------   -----------   -----------
                                                      (UNAUDITED)                (UNAUDITED)
INCOME STATEMENT DATA:
  Revenues................  $1,662,000   $2,564,000   $  743,000    $5,389,000   $ 7,154,000   $76,283,000
  Operating income
     (loss)...............    (481,000)     (68,000)    (395,000)     (432,000)     (360,000)    1,466,000
  Extraordinary
     Item -- Loss on Debt
     Extinguishment.......          --           --           --      (193,000)           --            --
  Net loss................    (339,000)    (156,000)    (409,000)     (758,000)     (567,000)   (2,996,000)
  Net loss per share......       (0.03)       (0.01)       (0.04)        (0.03)        (0.05)        (0.12)
  Weighted average common
     Shares outstanding...  11,500,000   12,191,000   11,500,000    23,864,000    12,136,000    31,753,000

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
BALANCE SHEET DATA:
  Total assets..............................................  $14,062,000    $97,585,000
  Long-term debt and notes payable..........................    1,664,000     53,660,000
  Working capital...........................................    2,312,000     17,813,000
  Shareholders' equity......................................   10,232,000     20,236,000
  Common shares outstanding.................................   29,999,000     33,044,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports previously filed with the Commission and incorporated herein by reference.

     As discussed herein, the Company completed the acquisitions of Boots & Coots, L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. The results of operations for such acquisitions are included in the condensed Statements of Operations set forth hereinafter from the respective dates of acquisitions through the reporting period end.

     The Company elected in 1997 to change its fiscal year from June 30, 1997, to December 31, 1997. A summary of operating results for the fiscal years ended June 30, 1996 and 1997, the six months ended December 31, 1996 and 1997, and the years ended December 31, 1997 and 1998 are as follows:

                                                           SIX MONTHS ENDED            YEARS ENDED
                               YEARS ENDED JUNE 30,          DECEMBER 31,              DECEMBER 31,
                              -----------------------   ----------------------   ------------------------
                                 1996         1997        1996         1997         1997         1998
                              ----------   ----------   ---------   ----------   ----------   -----------
                                                       (UNAUDITED)               (UNAUDITED)
Revenues....................  $1,662,000   $2,564,000   $ 743,000   $5,389,000   $7,154,000   $76,283,000
Costs and Expenses:
  Operating Expenses........   1,320,000    1,460,000     732,000    3,786,000    4,619,000    57,782,000
  Selling, General and
     Administrative.........     773,000    1,061,000     371,000    1,536,000    2,328,000    14,475,000
  Depreciation and
     Amortization...........      50,000      111,000      37,000      499,000      567,000     2,560,000
  Operating Income (Loss)...    (481,000)     (68,000)   (395,000)    (432,000)    (360,000)    1,466,000
  Other Income (Expense)....       4,000      (63,000)     (1,000)     (92,000)    (153,000)   (4,239,000)
  Extraordinary Item -- Loss
     on Debt
     Extinguishment.........          --           --          --     (193,000)          --            --
  Income Tax (Expense)
     Benefit................     138,000      (25,000)    (13,000)     (41,000)     (54,000)     (223,000)
Net Loss....................    (339,000)    (156,000)   (409,000)    (758,000)    (567,000)   (2,996,000)

COMPARISON OF YEAR ENDED JUNE 30, 1996 WITH YEAR ENDED JUNE 30, 1997

     Revenues were $1,662,000 for the year ended June 30, 1996 ("fiscal 1996") compared to $2,564,000 for the year ended June 30, 1997 ("fiscal 1997"). This increase was the result of increased market share from diversification of IWC Service's client base.

     Operating expenses were $1,320,000 for fiscal 1996, compared to $1,460,000 for fiscal 1997. The increase was the result of expanded operations in the fourth quarter of fiscal 1997 due to expanded business activity.

     General and administrative expenses were $773,000 for fiscal 1996, compared to $1,061,000 for fiscal 1997. The increase was primarily the result of investments in expanded corporate infrastructure and expanded marketing and advertising to increase market share and diversify the Company's client base.

     Depreciation and amortization expense increased from $50,000 for fiscal 1996, compared to $111,000 for fiscal 1997, primarily as the result of a full year of depreciation on equipment additions made in fiscal 1996.

     Other income (expenses) was $4,000 for fiscal 1996, compared to a net expense of ($63,000) for fiscal 1997, resulting primarily from higher interest expense on financed equipment purchases made during the 1996 period and interest expense on the 12% Senior Subordinated Notes sold through June 30, 1997.

     Income taxes for fiscal 1996, includes a credit for the reversal of a deferred federal income tax provision of $139,000 for the 1995 start-up period. Substantially all of the balance of income taxes for both fiscal 1996 and fiscal 1997 represents foreign taxes withheld on various international projects.

     IWC Services sustained a net loss of $339,000 for fiscal 1996, compared to a net loss of $156,000 for the comparable period in 1997 as a result of the revenue and expense variations discussed above.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) WITH SIX MONTHS ENDED DECEMBER 31, 1997

     Revenues were $743,000 for the six months ended December 31, 1996 ("1996 Interim Period") compared to $5,389,000 for the six months ended December 31, 1997 ("1997 Interim Period"). This increase principally resulted from: (1) product sales from the ABASCO acquisition completed in September 1997 ($972,000); (2) sales of two fire fighting equipment packages in the 1997 Interim Period ($908,000); and, (3) increased market share for the Company's Well Control business unit.

     Operating expenses were $732,000 for the 1996 Interim Period compared to $3,786,000 for the 1997 Interim Period. This increase principally resulted from:
(1) cost of sales and operating expenses from the ABASCO acquisition completed in September 1997 ($632,000); (2) costs associated with the sales of two fire fighting equipment packages in the 1997 Interim Period ($686,000); (3) personnel and equipment mobilizations costs incurred in connection with an international well control incident in October 1997 ($540,000); and, (4) costs associated with an increase in personnel and support facilities resulting from the July 31, 1997 acquisition of the Boots & Coots operating assets and growth in the Company's Well Control business unit.

     General and administrative expenses were $371,000 for the 1996 Interim Period compared to $1,536,000 for the 1997 Interim Period. This increase principally resulted from: (1) expenses associated from the ABASCO acquisition completed in September 1997 ($246,000); and, (2) expenses associated with an increase in personnel and other overhead to support the Company's increased operational level in Well Control.

     Depreciation and amortization expenses increased from $37,000 for the 1996 Interim Period compared to $499,000 for the 1997 Interim Period due to the significant increase in property and equipment acquired with the July 31, 1997 acquisition of the Boots & Coots operating assets.

     The loss of debt extinguishment of $193,000 resulted from the early conversion to common stock of $2,900,000 in face amount of the Company's 12% Senior Subordinated Notes during the 1997 Interim Period.

     The increase in other expenses from $1,000 during the 1996 Interim Period to $92,000 during the 1997 Interim Period is principally due to interest expense on the Company's 12% Senior Subordinated Notes.

     Income taxes of $13,000 during the 1996 Interim Period and $41,000 during the 1997 Interim Period results from foreign taxes incurred on Well Control projects.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

     As a result of the acquisition program carried out during 1998, the Company's business strategy of expanding from principally a well control and fire fighting company into three principal business sets (emergency response and restoration; programs and services; and manufacturing and distribution) has evolved.

     Revenues were $7,154,000 for the year ended December 31, 1997 compared to $76,283,000 for the year ended December 31, 1998. This increase was the result of increased market share from diversification of IWC Services' well control and fire fighting client-base ($9,630,000) and business acquisitions ($59,499,000).

     Operating expenses were $4,619,000 for the year ended December 31, 1997 compared to $57,782,000 for the year ended December 31, 1998. The increase was the result of expanded well control operations beginning in the fourth quarter of calendar 1997 ($5,238,000) and business acquisitions ($47,925,000).

     Selling, general and administrative expenses were $2,328,000 for the year ended December 31, 1997 compared to $14,475,000 for the year ended December 31, 1998. The increase resulted from additional investments in personnel, systems and infrastructure necessary to support the Company's expanded scope of operations; new marketing and advertising programs to increase market share and diversify the Company's well control client base, development of and marketing of the Company's WELLSURE(SM) risk management programs ($5,522,000) and business acquisitions ($6,625,000).

     Depreciation and amortization expense increased from $567,000 for the year ended December 31, 1997 to $2,560,000 for the year ended December 31, 1998, primarily as the result of depreciation and amortization relating to property and equipment obtained in, and goodwill resulting from, business acquisitions.

     Interest expense was $184,000 for the year ended December 31, 1997 compared to $3,977,000 for the year ended December 31, 1998. The increase is primarily from interest expense on increased debt incurred for business acquisitions.

     Income taxes for the years ended December 31, 1997 and 1998 represents foreign taxes on international operations.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The Company's cash expenditures in connection with the acquisitions of Boots & Coots L.P., ABASCO, ITS and B & C Special Services required a substantial portion of the Company's then existing cash reserves. Further, the terms upon which ABASCO, ITS and B & C Special Services were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from the sale in July 1997 of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") of which $2,900,000 has been converted into 3,867,000 shares of common stock; $6,238,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of common stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); seller financing on the acquired businesses in the aggregate principal amount of $5,761,000 all of which has been retired as of the date hereof; and approximately $4,678,000 in net proceeds from the private placement of 196,000 Units of the Company's 10% Junior Redeemable Convertible Preferred Stock, each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share.

     On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital.

     On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Loan Agreement"), subject to a borrowing base determination. The Company used $15,458,000 of the initial draw of $20,000,000 from the Comerica loan facility to repay the Prudential Senior Notes which had provided interim working capital. The balance of funds from the initial Comerica loan draw was added to working capital. The Company was not in compliance with one financial covenant and has obtained a waiver from the lender.

     The loan agreement relating to the Comerica Loan Facility imposes certain restrictions on the Company's activities, including, without limitation, a prohibition on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. The Subordinated Note and Warrant Purchase Agreement relating to the Prudential Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Loan Agreement. The Loan Agreement and the Subordinated Note and Warrant Purchase Agreement each require that the Company meet certain minimum financial tests. Such restrictions may make it difficult for the Company to acquire businesses and raise the capital necessary to pursue its business strategy without the consent and cooperation of the holders of such notes.

     Based on the results of operations for the year ended December 31, 1998, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with these financial covenants through

December 31, 1998 and to modify certain financial accounts, prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate was adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company needs to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into 1999, world-wide oil and gas prices and related activity have hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors.

     The Company has grown rapidly during 1998, primarily through acquisitions; net assets this past year increased from approximately $14 to $98 million. Many of the acquisitions have been made through debt financing; long-term debt has increased from $1.7 million to $53.7 million and interest expense has climbed from approximately $0.1 million to $4.2 million. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was in violation of its loan covenants with its two major lenders. Management has arranged waivers of past violations and modifications of existing loan covenants the Company believes will allow it to be in compliance with its loan agreements for 1999. (April 15, 1999 debt modifications -- See note F) Management believes the steps it has taken will allow the Company to comply with loan covenants and provide cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

     Management's actions include downsizing personnel and operations to meet market demand and slow down of the cash drain caused in 1998 by acquisitions made to exploit new market opportunities. As mentioned, the level of acquisitions will be curtailed unless unusual market opportunities with favorable financing terms are identified. Each of the operating units is tightening its working capital requirements, and a very high threshold has been established for routine capital expenditures. Management is exploring opportunities for new equity investments or improved financing including an acquisition line of credit. As yet, none of these opportunities have matured. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged depression in oil and gas prices will have a material adverse effect on the Company's financial position and results of operations.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period, 1,250,000 shares of the Company's $.00001 Par Value Common Stock at $4 per share.

     Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens the alliance between the Company and Halliburton that has been in effect since 1995.

RECENT ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2000.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company adopted this statement in the fourth quarter of 1998 and there was no effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted this statement in the fourth quarter of 1998 and there was no material effect on the Company's presentation of segment disclosures.

     Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements as there were no material items of other comprehensive income in any of the years in the three year period ended December 31, 1998.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement was adopted in the fourth quarter of 1997 and had no material effect on the Company's computation of earnings per share.

YEAR 2000 ISSUES

     The Company has assessed issues regarding its computer accounting and other systems' compliance capabilities to process transactions beginning with "Year 2000." This assessment has been updated to include computer systems utilized by the Company's acquisitions through and including the November 4, 1998 acquisition of HAZ-TECH.

     All computer accounting systems of the Company and its operating subsidiaries' are "Year 2000" compliant with the exception of one subsidiary. The upgrade of this operating subsidiary's existing computer accounting software package to a later generation software version that is "Year 2000" compliant is estimated to cost approximately $275,000 to $300,000, inclusive of software and hardware procurement, installation, customization of certain purchase and sales modules, and user training. Initial program customizations; hardware modifications; and conversion of historical data have been completed and testing is in process. It is believed this project will be completed and operational during the quarter ended June 30, 1999.

     The remaining "Year 2000" issue involves a limited number of microprocessor controlled manufacturing equipment units. The modifications necessary to bring such control processors into compliance with "Year 2000" requirements are estimated to cost between $30,000 to $40,000 and will be completed during the quarter ended June 30, 1999.

     The implications to the Company, should such upgrades not be completed, are projected as follows. With respect to the above noted operating unit's accounting system, the principal area of exposure would be an inability to interface with customer and vendor computer systems, a primary driver of the business of this operating unit. This operating unit was acquired during the first quarter 1998 and for the year ended December 31, 1998, contributed revenues of $25,336,000 and operating profits of $230,000. It is expected that this business unit will continue in its present configuration, therefore the planned computer system modifications are essential to long-term growth and profitability.

     With regard to the manufacturing equipment microprocessor modifications, should such changes not be completed timely, the projected impact to the Company is not deemed to be material and would be limited to potential delays in the initial set up of such equipment and/or rescheduling production to be processed on alternative plant equipment.

     The Company's assessment of the potential implication of broad based non-compliance with "Year 2000" by its customers and suppliers has not been completed at this date. A significant number of the Company's customers are large international and U.S. domestic oil and gas and petrochemical companies who typically maintain their systems on the leading edge of technology. From contact with a limited number of customers, the Company believes that "Year 2000" non-compliance should not be a major concern. Isolated problems could occur for smaller customers as a result of delays in processing the Company's billings for services and products, the payment for which could conceivably be delayed and cause isolated cash flow problems.

     With regard to "Year 2000" non-compliance by the above noted operating unit's vendors and suppliers, the requirement to interface with their computer systems for purchase orders could reasonably present a problem that would result in procurement orders placed by the Company's operating unit being either delayed or not processed. This would require clerical intervention, resulting in reduced margins, the magnitude of which cannot be reasonably quantified at this point. With respect to a number of other suppliers and vendors to the Company, there is a diversification of practice between the use of rudimentary computer systems and manually prepared source documents. It is not expected that a broad-based scenario of "Year 2000" exceptions would present a material obstacle to the Company's orderly conduct of its business.

     The Company will continue to monitor potential implications from broad-based non-compliance by customers and vendors.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in this report. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-Q and 8-K, and its Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company's market sensitive financial instruments contains "forward looking statements".

     Interest Rate Risk. At December 31, 1998, the Company had minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to a significant risk of earnings loss due to changes in market interest rates.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS.

     Attached following the Signature Pages and Exhibits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors.

     On January 21, 1999, the "Company" dismissed its independent accountants, Hein + Associates, LLP (the "Former Accountants") and engaged Arthur Andersen LLP (the "New Accountants"). The decision to dismiss the Former Accountants and engage the New Accountants has been approved by the Audit Committee of the Company's Board of Directors. The reason for the change from the Former Accountants, who have been the Company's primary auditors to date, was the growth over the past year of the Company in terms of both revenue and asset base and significant expansion of the international scope of the Company's operations.

     During each of the transition periods for the Six Months Ended December 31, 1997, the Year Ended June 30, 1997, the Year Ended December 31, 1998, and in the interim period to the date hereof (i) there were no "reportable events" as such term is described in Item 304 (a)(1)(v) of Regulation S-K and (ii) the Former or New Accountants' reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, management of the Company knows of no disagreements with the Former or New Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with their reports.

                                    PART III

ITEM 14.

     Pursuant to Instruction G.3 to Form 10-K, the information in Items 10 to 13 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1999; if such proxy statement is not filed by such date, this Form 10-K will be amended to include Items 10 to 13 on or before April 30, 1999.

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           3.01          -- Amended and Restated Certificate of Incorporation(1)
           3.02          -- Amendment to Certificate of Incorporation(1)
           3.03          -- Amended Bylaws(1)
           4.01          -- Specimen Certificate for the Registrant's Common Stock(1)
           4.02          -- Form of 12% Senior Subordinated Notes due December 31,
                            2000(1)
           4.03          -- Form of Noteholders' Warrants to Purchase $3,000,000 of
                            Common Stock(1)
           4.04          -- Form of Employees Options to Purchase 690,000 shares of
                            Common Stock(1)
           4.05          -- Form of Contractual Options to Purchase 1,265,000 shares of Common Stock(1)
           4.06          -- Certificate of Designation of 10% Junior Redeemable
                            Convertible Preferred Stock(3)
           9.01          -- Voting Trust Agreement between Larry H. Ramming, Raymond
                            Henry, Richard Hatteberg, Danny Clayton and Brian Krause
                            (as amended)(2)
          10.01          -- Alliance Agreement between IWC Services, Inc. and
                            Halliburton Energy Services, a division of Halliburton
                            Company(1)
          10.02          -- Executive Employment Agreement of Larry H. Ramming(1)
          10.03          -- Executive Employment Agreement of Raymond Henry(1)
          10.04          -- Executive Employment Agreement of Brian Krause(1)
          10.05          -- Executive Employment Agreement of Richard Hatteberg(1)
          10.06          -- Executive Employment Agreement of Danny Clayton(1)
          10.07          -- Security Agreement and Financing Statement with Main
                            Street/Geneva(2)
          10.08          -- First Amendment to Security Agreement (assigned to
                            Prudential)(2)
          10.09          -- Stock Pledge Agreement with Main Street/Geneva (assigned to Prudential)(2)
          10.10          -- First Amendment to Stock Pledge Agreement (assigned to
                            Prudential)(2)
          10.11          -- Form of Warrant issued to Main Street/Geneva(2)
          10.12          -- Form of Registration Rights Agreement with Main
                            Street/Geneva(2)
          10.13          -- Form of First Amendment to Registration Rights
                            Agreement(2)
          10.14          -- 1997 Incentive Stock Plan(2)
          10.15          -- Outside Directors' Option Plan(2)
          10.16          -- Executive Compensation Plan(2)
          10.17          -- Halliburton Center Sublease(2)
          10.18          -- Camac Plaza Sublease(2)
          10.19          -- Senior Loan Agreement dated July 6, 1998, between Boots &
                            Coots International Well Control, Inc., and Prudential
                            Securities Credit Corporation(4)
          10.20          -- First Amendment to Senior Loan Agreement (Bridge
                            Facility) dated July 23, 1998, between Boots & Coots
                            International Well Control, Inc., and The Prudential
                            Insurance Company of America(4)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.21          -- Subordinated Note and Warrant Purchase Agreement dated
                            July 23, 1998, between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(4)
          10.22          -- Registration Rights Agreement dated July 23, 1998,
                            between Boots & Coots International Well Control, Inc.
                            and The Prudential Insurance Company of America(4)
          10.23          -- Participation Rights Agreement dated July 23, 1998, by
                            and among Boots & Coots International Well Control, Inc.,
                            The Prudential Insurance Company of America and certain
                            stockholders of Boots & Coots International Well Control,
                            Inc.(4)
          10.24          -- Common Stock Purchase Warrant dated July 23, 1998(4)
          10.25          -- Loan Agreement dated October 28, 1998, between Boots &
                            Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
          10.26          -- Security Agreement dated October 28, 1998, between Boots
                            & Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
          10.27          -- Amendment No. 1 to Subordinated Note and Warrant Purchase
                            Agreement between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(5)
         *10.28          -- Executive Employment Agreement of H. B. Payne, Jr.
         *10.29          -- Executive Employment Agreement of Jerry Winchester
         *10.30          -- Executive Employment Agreement of Dewitt Edwards
         *10.31          -- Office Lease
         *21.01          -- List of subsidiaries
          24.01          -- Power of Attorney (included on Signature Page)

---------------

(1) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 8-K filed with the Commission on August 13, 1997.

(2) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-KSB for the six-month transition period ended December 31, 1997 filed with the Commission on March 31, 1998.

(3) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-QSB for the quarter ended March 31, 1998, filed with the Commission on May 19, 1998.

(4) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 8-K filed with the Commission on August 7, 1998.

(5) Incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-Q filed with the Commission on November 16, 1998.

 *  Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOOTS & COOTS INTERNATIONAL WELL
                                              CONTROL, INC.

                                            By:    /s/ LARRY H. RAMMING
                                              ----------------------------------
                                                      Larry H. Ramming,
                                                   Chief Executive Officer

Date: April 14, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

              By: /s/ LARRY H. RAMMING                 Chief Executive Officer and       April 14, 1999
  -------------------------------------------------      Director
                  Larry H. Ramming

              By: /s/ THOMAS L. EASLEY                 Chief Financial Officer and       April 14, 1999
  -------------------------------------------------      Director
                  Thomas L. Easley

                By: /s/ BRIAN KRAUSE                   President and Director            April 14, 1999
  -------------------------------------------------
                    Brian Krause

                By: /s/ K. KIRK KRIST                  Director                          April 14, 1999
  -------------------------------------------------
                    K. Kirk Krist

              By: /s/ JERRY WINCHESTER                 Director                          April 14, 1999
  -------------------------------------------------
                  Jerry Winchester

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheet of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ------------------------------------
                                            Arthur Andersen LLP

Houston, Texas
April 15, 1999

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of June 30, 1997 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1997 and for the six-month period ended December 31, 1997 (as revised, see Note B). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            /s/ HEIN + ASSOCIATES LLP
                                            ------------------------------------
                                            Hein + Associates LLP

Houston, Texas
March 27, 1998

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------

CURRENT ASSETS:
  Cash......................................................  $ 1,718,000    $ 4,213,000
  Receivables -- net of allowance for doubtful accounts of
     $7,000 and $915,000 at December 31, 1997 and 1998,
     respectively...........................................    2,766,000     24,721,000
  Inventories...............................................    1,131,000     14,819,000
  Prepaid expenses and other current assets.................      427,000        987,000
                                                              -----------    -----------
          Total current assets..............................    6,042,000     44,740,000
PROPERTY AND EQUIPMENT, net.................................    6,949,000     28,114,000
OTHER ASSETS:
  Deferred financing costs and other assets -- net of
     accumulated amortization of $17,000 and $448,000 at
     December 31, 1997 and 1998, respectively...............       87,000      5,637,000
  Goodwill -- net of accumulated amortization of $46,000 and
     $560,000 at December 31, 1997 and 1998, respectively...      984,000     19,094,000
                                                              -----------    -----------
          Total assets......................................  $14,062,000    $97,585,000
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,679,000    $14,014,000
  Accrued liabilities and customer advances.................      486,000      8,329,000
  Long-term debt and notes payable -- current portion.......    1,565,000      4,584,000
                                                              -----------    -----------
          Total current liabilities.........................    3,730,000     26,927,000
                                                              -----------    -----------
DEFERRED TAXES AND OTHER....................................           --      1,346,000
LONG-TERM DEBT AND NOTES PAYABLE -- net of current
  portion...................................................       99,000     49,076,000
COMMITMENTS AND CONTINGENCIES (Note I)
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     0 and 140,000 shares issued and outstanding at December
     31, 1997 and 1998, respectively).......................           --             --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     29,998,662 and 33,044,091 shares issued and outstanding
     at December 31, 1997 and 1998, respectively)...........           --             --
  Additional paid-in capital................................   11,213,000     25,154,000
  Accumulated deficit.......................................     (982,000)    (4,918,000)
                                                              -----------    -----------
          Total shareholders' equity........................   10,232,000     20,236,000
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $14,062,000    $97,585,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       SIX-MONTH
                                                                         PERIOD
                                                         YEAR ENDED      ENDED        YEAR ENDED
                                                          JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                                            1997          1997           1998
                                                         ----------   ------------   ------------
REVENUES...............................................  $2,564,000    $5,389,000    $76,283,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses.................   1,460,000     3,786,000     57,782,000
  Selling, General and Administrative..................   1,061,000     1,536,000     14,475,000
  Depreciation and Amortization........................     111,000       499,000      2,560,000
                                                         ----------    ----------    -----------
                                                          2,632,000     5,821,000     74,817,000
                                                         ----------    ----------    -----------
OPERATING INCOME (LOSS)................................     (68,000)     (432,000)     1,466,000
OTHER EXPENSES, PRIMARILY INTEREST.....................      63,000        92,000      4,239,000
                                                         ----------    ----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAXES........    (131,000)     (524,000)    (2,773,000)
INCOME TAX EXPENSE.....................................      25,000        41,000        223,000
                                                         ----------    ----------    -----------
NET LOSS BEFORE EXTRAORDINARY ITEM.....................  $ (156,000)   $ (565,000)   $(2,996,000)
EXTRAORDINARY ITEM -- LOSS ON DEBT EXTINGUISHMENT......          --       193,000             --
                                                         ----------    ----------    -----------
NET LOSS...............................................  $ (156,000)   $ (758,000)   $(2,996,000)
PREFERRED STOCK ACCRETION..............................          --            --       (865,000)
PREFERRED DIVIDENDS ACCRUED............................          --            --        (76,000)
                                                         ----------    ----------    -----------
NET LOSS TO COMMON SHAREHOLDERS........................  $ (156,000)   $ (758,000)   $(3,937,000)
                                                         ==========    ==========    ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE.................  $    (0.01)   $    (0.03)   $     (0.12)
                                                         ==========    ==========    ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE...............  $    (0.01)   $    (0.03)   $     (0.12)
                                                         ==========    ==========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............  12,191,000    23,864,000     31,753,000
                                                         ==========    ==========    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEAR ENDED JUNE 30, 1997, SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 AND
                          YEAR ENDED DECEMBER 31, 1998

                                               PREFERRED STOCK       COMMON STOCK       ADDITIONAL                     TOTAL
                                               ----------------   -------------------     PAID-IN     ACCUMULATED   SHAREHOLDERS
                                               SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                                               -------   ------   ----------   ------   -----------   -----------   ------------
BALANCES, July 1, 1996.......................       --    $ --    11,500,000    $115    $   801,000   $   (67,000)  $   734,000
  Common stock issued for services
    rendered.................................       --      --     1,058,000      11         46,000            --        46,000
  Common stock issued as Placement fees......       --      --            --      --         46,000            --        46,000
  Common stock issued in connection with
    equity offering..........................       --      --     1,629,000      16             --            --            --
  Sale of common stock warrants..............       --      --            --      --        156,000            --       156,000
  Net loss...................................       --      --                    --                     (156,000)     (156,000)
                                               -------    ----    ----------    ----    -----------   -----------   -----------
BALANCES, June 30, 1997......................       --      --    14,187,000     142      1,048,000      (223,000)      826,000
  Common stock issued in connection with
    equity offering..........................       --      --     1,315,000      13             --            --            --
  Exchange conversion with Havenwood reverse
    merger...................................       --      --     1,173,000      12             --            --            --
  Common stock issued to acquire Boots &
    Coots L.P. assets........................       --      --       260,000       3      1,000,000            --     1,000,000
  Sale of common stock warrants..............       --      --            --      --        145,000            --       145,000
  Common stock issued to extinguish debt.....       --      --     3,867,000      39      2,447,000            --     2,447,000
  Sale of common stock, net of offering
    costs....................................       --      --     7,475,000      75      6,238,000            --     6,238,000
  Common stock issued to purchase ABASCO,
    Inc. ....................................       --      --       300,000       3        240,000            --       240,000
  Common stock issued for services
    rendered.................................       --      --       100,000       1         80,000            --        80,000
  Common stock issued upon exercise of
    options..................................       --      --     1,287,000      12             --            --            --
  Common stock issued upon exercise of
    options..................................       --      --        35,000      --         15,000            --        15,000
  Net loss...................................       --      --                    --                     (759,000)     (759,000)
                                               -------    ----    ----------    ----    -----------   -----------   -----------
BALANCES, December 31, 1997..................       --      --    29,999,000     300     11,213,000      (982,000)   10,232,000
  Common stock issued upon exercise of
    options..................................       --      --       354,000       4        557,000            --       557,000
  Common stock issued in connection with
    acquisitions.............................       --      --       500,000       5        650,000            --       650,000
  Common stock issued to acquire Baylor
    Company, net of offering costs...........       --      --       540,000       5      2,855,000            --     2,855,000
  Common stock issued to acquire Boots &
    Coots Special Services, Inc., net of
    offering costs...........................       --      --       488,000       5      2,143,000            --     2,143,000
  Common stock issued to acquire HAZ-TECH
    Environmental Services, Inc., net of
    offering costs...........................       --      --       269,000       2        695,000            --       695,000
  Preferred stock issued in connection with
    equity offering, net of offering costs...  196,000      --            --      --      4,678,000            --     4,678,000
  Preferred stock dividends accrued..........       --      --            --      --             --       (76,000)      (76,000)
  Preferred stock accretion..................       --      --            --      --        865,000      (865,000)           --
  Preferred stock redemption.................  (56,000)     --            --      --     (1,400,000)           --    (1,400,000)
  Sale of common stock warrants..............       --      --            --      --      2,898,000            --     2,898,000
  Exercise of common stock warrants..........       --      --       894,000       9             --            --            --
  Net loss...................................       --      --            --      --             --    (2,996,000)   (2,996,000)
                                               -------    ----    ----------    ----    -----------   -----------   -----------
BALANCES, December 31, 1998..................  140,000    $ --    33,044,000    $330    $25,154,000   $(4,918,000)  $20,236,000
                                               =======    ====    ==========    ====    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX-MONTH
                                                              YEAR ENDED    PERIOD ENDED    YEAR ENDED
                                                               JUNE 30,     DECEMBER 31,   DECEMBER 31,
                                                                 1997           1997           1998
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (156,000)  $  (758,000)   $ (2,996,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      111,000       499,000       2,560,000
  Common stock issued as compensation.......................       36,000            --
  Bad debt expense..........................................           --         7,000         634,000
  Loss on debt extinguishment, net of tax...................           --       193,000              --
  Changes in operating assets and liabilities, net of assets acquired:
    Receivables.............................................   (1,076,000)   (1,392,000)    (12,509,000)
    Inventories.............................................     (288,000)      338,000      (4,745,000)
    Prepaid expenses and other current assets...............      (43,000)     (380,000)       (217,000)
    Deferred costs and other assets.........................      (34,000)           --      (4,405,000)
    Accounts payable, accrued liabilities and customer
      advances..............................................    1,098,000     1,004,000       9,352,000
                                                              -----------   -----------    ------------
    Net cash used in operating activities...................     (352,000)     (490,000)    (12,326,000)
                                                              -----------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, including transaction costs,
    net of cash acquired....................................      (45,000)   (2,874,000)    (29,529,000)
  Property and equipment additions..........................     (123,000)     (188,000)     (4,394,000)
  Disposition of assets.....................................        4,000        39,000              --
                                                              -----------   -----------    ------------
        Net cash used in investing activities...............     (164,000)   (3,023,000)    (33,923,000)
                                                              -----------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised............................           --        15,000         557,000
  Proceeds from issuance of debt and warrants...............    1,555,000     1,445,000      65,312,000
  Borrowings under line of credit...........................           --            --      21,000,000
  Deferred financing costs..................................     (321,000)     (210,000)     (2,605,000)
  Debt repayments...........................................      (71,000)   (3,223,000)    (38,722,000)
  Proceeds from sales of common stock.......................           --     6,503,000              --
  Proceeds from the issuance of redeemable preferred stock
    and warrants............................................           --            --       4,678,000
  Preferred stock dividends.................................           --            --         (76,000)
  Preferred stock redemption................................           --            --      (1,400,000)
                                                              -----------   -----------    ------------
        Net cash provided by financing activities...........    1,163,000     4,530,000      48,744,000
                                                              -----------   -----------    ------------
NET INCREASE IN CASH........................................      647,000     1,017,000       2,495,000
CASH AND CASH EQUIVALENTS, beginning of year................       54,000       701,000       1,718,000
                                                              -----------   -----------    ------------
CASH AND CASH EQUIVALENTS, end of year......................  $   701,000   $ 1,718,000    $  4,213,000
                                                              ===========   ===========    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $    53,000   $    66,000    $  2,581,000
  Cash paid for income taxes................................  $    23,000   $    41,000    $    315,000
                                                              ===========   ===========    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and common stock options issued in exchange
    for property and equipment and services rendered........  $    56,000   $    80,000    $    650,000
  Conversion of subordinated debt to common stock...........           --     2,900,000              --
  Issuance of common stock in acquisitions..................           --     1,240,000       6,235,000
  Stock offering costs......................................           --       541,000         587,000
  Warrants issued with financings...........................           --            --       2,898,000
                                                              ===========   ===========    ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION:

     Boots & Coots International Well Control, Inc. (the "Company"), formerly known as Havenwood Ventures, Inc. ("Havenwood"), was incorporated in Delaware in April 1988. Havenwood was originally formed to serve as a blind pool investment fund, and in July 1988 Havenwood raised $500,000 in an initial public offering of its common stock. After completing its initial public offering, Havenwood expended its available resources in the development of a business enterprise which it ultimately divested, thereafter remaining inactive, with no material assets or liabilities, until it entered into a business combination with IWC Services Inc. on July 29, 1997.

     The Company acquired IWC Services, Inc. ("IWC Services") on July 29, 1997, in a transaction in which it issued shares of common stock to the stockholders of IWC Services in exchange for all of the issued and outstanding common stock of IWC Services and issued options and warrants to purchase common stock of the Company in exchange for all of the options and warrants to purchase common stock of IWC Services then outstanding. As a result of the merger, IWC Services became a wholly-owned subsidiary of the Company, the stockholders of IWC Services became the beneficial holders of approximately 93% of the post-merger issued and outstanding shares of common stock and the board of directors and management of IWC Services began management of the Company. For accounting purposes this was treated as an acquisition by IWC Services of Havenwood.

     IWC Services, incorporated in Texas on June 27, 1995, was formed with the issuance of 100,000 shares of no par common stock (increased to 5,000,000 pursuant to a 50-to-one stock split discussed in Note G) in exchange for cash of $549,000, property and equipment valued at $108,925 assigned by Buckingham Capital Corporation, and services performed by certain other shareholders, prior to the transaction. The shareholders of Hell Fighters, a Texas corporation, incorporated on May 4, 1995, contributed to IWC Services all of their outstanding common shares of Hell Fighters to IWC Services, becoming a wholly-owned subsidiary of IWC Services. IWC Services had no operations prior to its acquisition of Hell Fighters, Inc. ("Hell Fighters").

     Under the plan of merger between Havenwood and IWC Services, (i) the outstanding voting securities of the Company were reverse split in the ratio of one post-split share for every 135 pre-split shares held by a shareholder, provided, however, that no single shareholder's share ownership was reduced to fewer than 100 post-split shares; (ii) certain principal shareholders of the Company surrendered a total of 741,000 post-split shares to the Company for cancellation, leaving a total of 1,173,000 shares of common stock issued and outstanding on the closing date; (iii) each issued and outstanding share of common stock of IWC Services was converted into 2.30 post-merger shares of the Company's common stock, amounting to approximately 15,502,000 post-merger shares in the aggregate (all share amounts herein have been adjusted to reflect this 2.30 for 1 split); (iv) outstanding options and warrants to purchase shares of the authorized and unissued common stock of IWC Services were converted into substantially similar options and warrants to purchase shares of the Company's authorized and unissued common stock, and (v) IWC Services became a wholly-owned subsidiary of the Company with the former IWC Services shareholders, as a group, acquiring shares representing approximately 93% of the resulting capitalization of the Company. Following the completion of the transactions, there were approximately 16,675,000 shares of the Company's common stock issued and outstanding. Immediately after the merger, all the officers and directors of the Company resigned and were replaced by representatives of IWC.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company needs to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

1999, world-wide oil and gas prices and related activity have hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors.

     The Company has grown rapidly during 1998, primarily through acquisitions; net assets this past year increased from approximately $14 to $98 million. Many of the acquisitions have been made through debt financing; long-term debt has increased from $1.7 million to $53.7 million and interest expense has climbed from approximately $0.1 million to $4.2 million. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was in violation of its loan covenants with its two major lenders. Management has arranged waivers of past violations and modifications of existing loan covenants to allow the Company to be in compliance with its loan agreements for 1999 (April 15, 1999 debt modification -- See Note F). Management believes the steps it has taken will allow the Company to comply with loan covenants and provide cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

     Management's actions include downsizing personnel and operations to meet market demand and slow down of the cash drain caused in 1998 by recent acquisitions made to exploit new market opportunities. As mentioned, the level of acquisitions will be curtailed unless unusual market opportunities with favorable financing terms are identified. Each of the operating units is tightening its working capital requirements, and a very high threshold has been established for routine capital expenditures. Management is exploring opportunities for new equity investments or improved financing including an acquisition line of credit. As yet, none of these opportunities have matured. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged depression in oil and gas prices will have a material adverse effect on the Company's financial position and results of operations.

B. SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation -- The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Revenue Recognition -- Revenue is recognized on the Company's service contracts either as earned on the basis of day work completed or; for turnkey contracts, on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon contract completion.

     The Company recognizes profits on long-term manufacturing contracts on the percentage-of-completion and uses the completed contract methods of accounting on a contract-per-contract basis. The completed contract method is used when a lack of dependable estimates and inherent hazards may cause the production of unreliable data. A contract is considered to be complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Costs in excess of amounts billed are classified as current assets and billings in excess of costs are classified as current liabilities. Contract retentions are included in accounts receivable.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     Inventories -- Inventories consist primarily of equipment, parts and supplies, work-in-progress and finished goods. Inventories are valued at the lower of cost or market with cost determined using the first-in first-out method.

     Property and Equipment -- Property and equipment is stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15-31.5 years), manufacturing equipment (8-12 years), well control and fire-fighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Facilities and leasehold improvements are amortized over remaining primary lease terms.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

     Long Lived Assets -- Long-lived assets consist primarily of certain property and equipment and the excess of cost over net assets of acquired businesses (goodwill). Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of intangible assets and other long-lived assets may warrant revision or that remaining balances may not be recoverable.

     Goodwill -- The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over periods ranging from 15 to 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the estimated undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets. Goodwill shown in the consolidated financial statements relates to the Company's acquisitions of the assets of IWC, Boots & Coots LP, ABASCO Inc., ITS Supply Corporation, Boots & Coots Special Services, Inc. (f/k/a Code 3, Inc.), Baylor Company and HAZ-TECH Environmental Services, Inc. For business acquisitions made prior to December 31, 1997, goodwill is amortized over 15 years. Management performs a fair market value computation for each acquisition and the resulting goodwill is amortized over the appropriate lives, typically 40 years for each acquisition. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based upon preliminary estimates of fair value and may be adjusted in the year following the acquisition as additional information becomes available.

     Amortization expense of goodwill was $13,000 for the year ended June 30, 1997, $20,000 for the six-month period ended December 31, 1997, and $515,000 for the year ended December 31, 1998.

     Foreign Currency Transactions -- The functional currency of the Company's foreign operations is the U.S. dollar. Substantially all customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency gains or losses are included in the Consolidated Statements of Operations. The majority of the foreign transactions have terms that require a reimbursement of the currency fluctuation. This mitigates the exposure to foreign currency losses. The Company does not enter into hedge contracts, derivatives or interest rate swaps.

     Income Taxes -- The Company accounts for income taxes pursuant to the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carryforwards.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     Risk Factors -- Risk factors of the Company include, but are not limited to, liquidity constraints, acquisition financing, acquisition strategy including the related uncertainty of future profitability, environmental and governmental regulations, and the ability to generate sufficient cash flows to meet working capital requirements and to finance its business plan.

     Earnings Per Share -- Basic and diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted average common shares outstanding during the year ended June 30, 1997, the six-month period ended December 31, 1997, and the year ended December 31, 1998. Options and warrants to purchase shares of common stock were outstanding during the respective periods but were not included in the computation of diluted earnings (loss) per common share, because of losses which made the options and warrants anti-dilutive.

     Fair Value of Financial Instruments -- The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

     Recent Accounting Pronouncements -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2000.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company adopted this statement in the fourth quarter of 1998 and there was no effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted this statement in the fourth quarter of 1998 and there was no material effect on the Company's presentation of segment disclosures.

     Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements as there were no material items of other comprehensive income in any of the years in the three year period ended December 31, 1998.

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. This statement requires expenditures to be expensed as incurred. The effective date of the pronouncement is for fiscal years beginning after December 15, 1998. The Company believes its current

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

policies are materially consistent with the SOP and the impact on the Company's future results of operations will not be material.

     In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the AICPA. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its future financial position or results of operations.

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

     Cash Flow Information -- The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Change in Fiscal Year -- Effective December 8, 1997, the Company changed its fiscal year from June 30 to December 31. The consolidated financial statements include presentation of the transition period beginning on July 1, 1997 and ending December 31, 1997.

     Change in Presentation -- Certain reclassifications have been made in prior period consolidated financial statements to conform to current year presentation.

     Revision of Prior Period Financial Statements -- The consolidated statement of operations for the six month period ended December 31, 1997 has been revised to present the $193,000 loss on extinguishment of debt (see Note F) as an extraordinary item. The restatement had no effect on the consolidated net loss.

C. BUSINESS ACQUISITIONS:

     On July 31, 1997, IWC Services acquired all of the operating assets, including stock of its foreign services subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of
(i) $369,000 cash payable to Boots & Coots, (ii) $681,000 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,761,000 and (iv) 260,000 shares of common stock valued at $3.85 per share of the Company. The promissory notes, secured by the acquired assets of Boots & Coots, were paid in 1998, after the determination of foreign tax obligations. This transaction was accounted for as a purchase and the acquired assets and liabilities of Boots & Coots were valued at fair market value as of July 31, 1997 resulting in goodwill of $1,420,000 which is being amortized over 15 years.

     For all acquisitions, the fair value of common stock issued is estimated using management's and the board of directors' judgment, which is based on recent transactions, the trading value of Company stock, trading value of similar investments, discussions with financial advisors, and the negotiations with sellers.

     On September 25, 1997, the Company formed a wholly-owned subsidiary company, ABASCO, Inc. ("ABASCO") to purchase the assets of ITS Environmental, a manufacturer and distributor of rapid response oil and chemical spill containment and reclamation equipment and products since 1975. The Company paid $1,590,000 in cash and issued 300,000 shares of common stock valued at $0.80 per share to acquire the manufacturing equipment, inventory and customer lists. This transaction was accounted for as a purchase and the acquired assets and liabilities of ABASCO were valued at fair market value effective as of September 12, 1997 resulting in goodwill of $750,000 which is being amortized over 25 years.

     On January 2, 1998, the Company funded the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS"), an ISO 9002 certified materials and equipment procure-

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

ment, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. ITS also serves as a distributor in Venezuela and Peru of artificial lift oil recovery systems. Total consideration of $6,000,000 for the acquisition was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000).

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3 (subsequently renamed Boot & Coots Special Services, Inc.,) included $571,000 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,000 shares of the Company's common stock valued at $5.06 per share, of which 159,000 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 have been valued at fair market value on a preliminary basis resulting in goodwill of $4,064,000 which is being amortized over 40 years.

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

     Consideration for the acquisition of Baylor, with a June 30, 1998 effective date, was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the acquired net assets and liabilities of Baylor have been valued at fair market value on a preliminary basis resulting in goodwill of $7,294,000 which is being amortized over 40 years.

     On November 4, 1998 the Company's wholly-owned subsidiary, Boots & Coots Special Services, Inc., completed the acquisition through merger of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"), an emergency prevention and response services company with operations in Arkansas, Oklahoma, Louisiana and Northeast Texas. Consideration for the HAZ-TECH acquisition was $316,000 in cash and the issuance of 269,000 shares of the Company's common stock valued at $2.69 per share and assumed liabilities. This transaction was accounted for as a purchase and the acquired net assets of HAZ-TECH have been valued on a preliminary basis at fair market value resulting in goodwill of $1,413,000 which is being amortized over 40 years.

     The operations of the acquired entities are included in the Company's consolidated operations from the respective acquisition dates. The Company's 1997 and 1998 revenues, net income (loss) applicable to common shareholders, and net earnings (loss) per share on an unaudited pro forma basis, assuming that the

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

IWC, ABASCO, ITS, B & C Special Services, Baylor and HAZ-TECH acquisitions occurred on January 1, 1997 would be as follows:

                                                                    YEARS ENDED
                                                            ---------------------------
                                                            DECEMBER 31,   DECEMBER 31,
                                                                1997           1998
                                                            ------------   ------------
                                                            (UNAUDITED)    (UNAUDITED)
Revenues..................................................  $96,997,000    $104,428,000
Net Income (Loss) to Common Shareholders..................       43,000       4,481,000
Basic Earnings (Loss) Per Common Share....................          .00            (.11)
Diluted Earnings (Loss) Per Common Share..................          .00            (.11)

D. INVENTORIES, PROPERTY AND EQUIPMENT:

     Inventories consisted of the following as of:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1997           1998
                                                             ------------   ------------
Raw material and supplies..................................   $  239,000    $ 2,862,000
Work in process............................................       35,000      4,327,000
Finished goods.............................................      857,000      7,630,000
                                                              ----------    -----------
                                                              $1,131,000    $14,819,000
                                                              ==========    ===========

     Property and equipment consisted of the following as of:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1997           1998
                                                             ------------   ------------
  Land.....................................................   $  140,000    $ 2,241,000
  Buildings and improvements...............................      561,000      7,544,000
  Well control and firefighting equipment..................    5,993,000      6,902,000
  Shop and other equipment.................................      380,000     10,663,000
  Vehicles.................................................      134,000        737,000
  Office equipment and furnishings.........................      303,000      2,649,000
                                                              ----------    -----------
  Total property and equipment.............................    7,511,000     30,736,000
          Less: Accumulated depreciation and
            amortization...................................     (562,000)    (2,622,000)
                                                              ----------    -----------
          Net property and equipment.......................   $6,949,000    $28,114,000
                                                              ==========    ===========

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

E. INCOME TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes shown in the Consolidated Statements of Operations differs from the amount that would be computed if the loss before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

                                                      YEAR      SIX-MONTH
                                                     ENDED     PERIOD ENDED    YEAR ENDED
                                                    JUNE 30,   DECEMBER 31,   DECEMBER 31,
                                                      1997         1997           1998
                                                    --------   ------------   ------------
Tax benefit at statutory rate.....................  $(45,000)   $(258,000)     $(943,000)
Foreign taxes in excess of statutory rate.........    25,000       41,000        176,000
State income taxes................................        --           --         47,000
Unrecognized net operating losses.................    45,000      258,000        902,000
Other, primarily meals and entertainment..........        --           --         41,000
                                                    --------    ---------      ---------
          Provision for income taxes..............  $ 25,000    $  41,000      $ 223,000
                                                    ========    =========      =========

     The current provision for income taxes consists primarily of state taxes and foreign taxes on international operations.

     The tax effect of temporary differences representing deferred tax assets and liabilities are not significant in the year ended June 30, 1997 and the six-month period ended December 31, 1997 as the net operating loss carryforwards of $74,000 and $332,000, respectively, carried a full valuation allowance. The Company records a valuation allowance for deferred tax assets when management believes it is more likely than not the assets will not be realized. The deferred tax asset related to the net operating loss carryforwards at December 31, 1998 of $1,205,000 also carries a full valuation allowance.

     Other temporary differences representing deferred tax assets and liabilities at December 31, 1998 include assets related to the allowance for doubtful accounts ($270,000), inventory (298,000), accruals (329,000), warranty reserves (244,000) and other assets (33,000) offset by liabilities related to book depreciation and amortization in excess of tax ($1,181,000). The net difference is not material.

     As of December 31, 1998, the Company has net domestic operating loss carryforwards of approximately $3,544,000 expiring in various amounts beginning in 2011.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

F. LONG-TERM DEBT AND NOTES PAYABLE:

     Long-term debt and notes payable consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
11.28% Senior Subordinated Note -- Net of Warrant Value
  ($30,000,000 -- Face).....................................   $       --    $27,748,000
Revolving Loan Agreement....................................           --     21,000,000
10% Shareholder Note........................................           --      1,217,000
Subordinated Note to Supplier...............................           --      3,194,000
12% Subordinated Note.......................................       90,000         90,000
Acquisition Note --
  Boots & Coots L.P. .......................................    1,544,000             --
Vehicle and equipment notes bearing interest at rates from
  9.25% to 12.25%, payable in monthly installments, through
  April 2003 and collateralized by vehicles and equipment...       30,000        411,000
                                                               ----------    -----------
          Total.............................................    1,664,000     53,660,000
          Less: current portion of long-term debt and notes
            payable.........................................    1,565,000      4,584,000
                                                               ----------    -----------
          Total long-term debt and notes payable............   $   99,000    $49,076,000
                                                               ==========    ===========

     As of December 31, 1998, the maturities of long-term obligations for the five years after 1998 are as follows:

YEARS ENDING DECEMBER 31:                                   AMOUNT
-------------------------                                 -----------
1999....................................................  $ 4,584,000
2000....................................................   21,263,000
2001....................................................       65,000
2002....................................................    6,000,000
2003....................................................    6,000,000
Thereafter..............................................   15,748,000
                                                          -----------
                                                          $53,660,000
                                                          ===========

     In January 1997, through a Private Placement Memorandum, the Company issued Investment Units which consisted of a 12% Senior Subordinated Note (the "Notes") in the principal amount of $1,000 with a warrant to purchase shares of the Company's common stock at a discounted price. Management estimated the fair value of the proceeds applicable to the warrants issued through June 30, 1997 to be $156,000 and for the six month period ended December 31, 1997 to be $145,000, which have been amortized to interest expense over the term of the notes. Interest on the Notes at the rate of 12% per annum (13.3% effective interest rate based on reduced note balances) is payable semi-annually commencing July 1, 1997 with maturity date for the Notes on December 31, 2000, subject to extension for up to two periods of six months each with an increase in the interest rate to 14%. Net proceeds, after sales commissions and offering expenses, (deferred and amortized over term of notes) from $3,000,000 in notes sold pursuant to this financing were utilized for working capital and business expansion purposes. Effective September 12, 1997, holders of the Company's 12% Senior Subordinated Notes were offered the election to exercise the warrants into common stock of the Company at an exchange rate of $.75 per share with payment accomplished through surrender and retirement of their notes. An aggregate face amount of $2,900,000 of Notes were converted into an aggregate of 3,867,000 shares of common stock with $193,000 recognized as an extraordinary charge to

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

operations for early extinguishment of indebtedness. The carrying amount, net of costs associated with debt offering, was transferred to equity at time of conversion.

     In connection with the acquisition of ITS, the Company sold through private placement 10% Senior Secured Notes on January 2, 1998, and concurrently entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes which had a scheduled maturity date of May 2, 1998. The commitment for the Senior Secured Notes by the note holders also required the payment by the Company of a $50,000 commitment fee. The holders of the 10% Senior Secured Notes were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's common stock at a price of $2.62 per share. Using the Black-Scholes pricing model, an estimated fair value was attributed to the warrants issued, has been subsequently charged to operations as interest expense over the term of the 10% Senior Secured Notes. During 1998, through mutual agreement with the holder of the warrants, the warrants were converted to 777,000 shares of common stock. Also in connection with the acquisition of ITS, seller financing of $1,000,000 was obtained. The seller note, together with interest at the rate of 10% per annum, was repaid during 1998.

     In connection with the acquisition of Code 3, on March 5, 1998, the Company sold through private placement to the note holders providing financing for the ITS acquisition an additional $2,250,000 of 10% Senior Secured Notes due June 15, 1998. In addition, these note holders were issued attached warrants, exercisable over a six year term, to purchase an additional 500,000 shares of the Company's common stock at a price of $4.50 per share. Using the Black-Scholes pricing model, an estimated fair value of $516,000 was attributed to the warrants issued in connection with the 10% Senior Secured Notes and has been charged to operations as interest expense over the three-month term of the notes during the year ended December 31, 1998.

     The Company's Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding on the 10% Senior Secured Notes issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees.

     Concurrent with the acquisition of Baylor on July 23, 1998, and to provide the Company with cash to fund the acquisition and for other corporate purposes, the Company completed the sale of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Subordinated Notes") to The Prudential Insurance Company of America ("Prudential"). Proceeds from these financing transactions were used to fund the Baylor acquisition, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and provide working capital.

     The Subordinated Note and Warrant Purchase Agreement relating to the Subordinated Notes imposes restrictions on the Company's activities including, without limitation, with respect to the payment of dividends or other distributions on its capital stock; incurring additional indebtedness; granting liens to secure any other indebtedness; making loans or advances to, or investments in, other persons or entities; liquidating, dissolving or merging with another company; dispositions of assets; transactions with affiliates; changing the nature of its business; and the issuance of additional shares of preferred stock. Further, the Company is required to meet certain minimum financial tests so long as the Subordinated Notes are outstanding. The Subordinated Note

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

and Warrant Purchase Agreement also provide for customary affirmative and negative covenants. The Company was not in compliance with one financial covenant and has obtained a waiver from the lender.

     In connection with the sale of the Notes, the Company issued to Prudential a warrant to purchase, commencing on July 23, 2000 and terminating with the later of July 23, 2008, or six months after the Notes are fully retired, 3,165,000 shares of common stock (the "Warrant") of the Company at an initial exercise price of $6.70 per share. The Warrant contains anti-dilution and repricing provisions that may result in downward adjustments to the exercise price upon the occurrence of certain events and a provision for the "cashless" exercise of the Warrant. The Company granted Prudential a one-time demand registration right and unlimited "piggyback" registration rights for the shares of common stock issuable upon the exercise of the Warrant. The Company and certain stockholders of the Company also agreed with Prudential that in the event of significant sales of securities of the Company by the Company or such stockholders, Prudential would be entitled to participate in such sale. Using the Black-Scholes pricing model, an estimated fair value of $2,382,000 was attributed to the warrants issued in connection with the sale of the Notes and is being periodically charged to interest expense over the term of the Notes.

     On October 28, 1998, the Company entered into a Revolving Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Loan Agreement"). The Company, subject to a borrowing base formula, has drawn through December 31, 1998 $21,000,000 under the Comerica Loan Agreement to repay all of the interim $15,000,000 Prudential Senior Notes. Advances under the Loan Agreement bear interest at the greater of Comerica's daily prime rate or the federal funds rate plus .5%. Subject to certain limitations, the Company has the option under the Loan Agreement to convert to a LIBOR based interest rate calculation. The Company also pays a commitment fee equal to .25% per annum on the unused portion of the commitment under the Loan Agreement.

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

     Based on finalized results of operations for the year ended December 31, 1998, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with these financial covenants through December 31, 1998 and to modify certain financial covenants prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000.

G. SHAREHOLDERS' EQUITY:

  Capital Structure:

     At June 30, 1996, IWC Services authorized 1,000,000 shares of no par common stock of which 100,000 shares were issued and outstanding. Effective December 17, 1996, IWC Services amended its Articles of Incorporation and By-Laws increasing its authorized capital stock to 50,000,000 shares of $0.01 par value common stock and effected a 50-to-1 stock split and 5,000,000 shares of $0.00001 par value preferred stock, which may be issued at the discretion of the Board of Directors. At December 31, 1997 and 1998, a total of 29,998,000 shares and 33,044,000 shares, respectively, of common stock were issued and outstanding. In June

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

1998, the Company completed the sale through private placement of 196,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice.

     In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share shall thereafter, until the nine month anniversary of the date of issuance be convertible, at the election of the holder thereof, into such number of shares of common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable Preferred Stock. In the event the Company has not redeemed shares of Redeemable Stock on or before the nine month anniversary of the date of issuance, each unredeemed share shall become immediately convertible, at the election of the holder thereof, into such number of shares of common stock as shall be obtained by dividing $25.00 by $2.75 (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock).

     Using the Black-Scholes pricing model and taking into account the discount upon conversion, an estimated fair value of $865,000 was attributed to the warrants issued in connection with the Redeemable Preferred Stock. This amount was accreted over the six-month redemption period as a charge to net loss to common shareholders.

     Through December 31, 1998, the Company redeemed 56,000 shares of Redeemable Preferred Stock for $1,400,000 and subsequently retired those shares.

  Warrants:

     On September 18, 1997, the Company closed a private placement offering for the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to the Company after placement agents' fees and expenses of the offering were approximately $6,323,000 and were used for payment on the Boots & Coots, L.P. acquisition notes and for working capital. Additionally, the placement agents were awarded 748,000 warrants at an exercise price of $1.20, which are exercisable for a period of four years from grant date.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     As discussed in Note F, in connection with various short-term interim and long-term financings, the Company has granted to the lenders warrants to purchase common stock of the Company. A summary of warrants outstanding as of December 31, 1998 is as follows:

                                                              EXERCISE PRICE    NUMBER
EXPIRATION DATE                                                 PER SHARE      OF SHARES
---------------                                               --------------   ---------
  06/30/00..................................................      $3.84           26,000
  12/01/01..................................................       2.85          300,000
  09/18/02..................................................       1.20          748,000
  05/31/03..................................................       5.00          980,000
  01/02/04..................................................       2.62          800,000
  03/07/04..................................................       4.50          300,000
  07/23/08..................................................       6.70        3,165,000
                                                                               ---------
                                                                               6,319,000
                                                                               =========

  Voting Trust Agreement:

     In May 1995, certain officers and directors of the Company entered into a Voting Trust Agreement giving the Company's chairman and director of the Company the absolute right to vote all shares of common stock owned by certain other officers of the Company during a five-year period ending December 31, 2000. The Voting Trust Agreement provides that twenty percent of the shares subject to such agreement are eligible for release therefrom on each one year anniversary date of the agreement. Currently, 1,380,000 shares (representing 4.2% of the Company's outstanding stock) are subject to the Voting Trust Agreement.

  401-(k) Plan:

     The Company's wholly owned subsidiary, Baylor Company, was sponsor of the Baylor Company 401-(k) Plan for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. Baylor Company matched 50% of participant contributions up to 6% of considered compensation. During the period from July 23, 1998 (acquisition date) through December 31, 1998, Baylor Company contributed $73,000 under this plan. Effective February 1, 1999, the Baylor 401-(k) Plan was renamed the Boots & Coots Group 401-(k) Plan and the amended Plan was adopted by the Company and its other operating subsidiaries.

  Stock Option Plan:

     A summary of Stock Option Plans in effect as of December 31, 1998, follows:

     1996 Incentive Stock Plan authorizing the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The 1996 Plan permitted the grant of incentive equity awards covering up to 960,000 shares of common stock. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 460,000 shares of common stock to employees who were the beneficial owners of 200,000 options that were previously granted by IWC Services. These incentive stock options were exercisable for a period of 10 years from the original date of grant at an exercise price of $0.43 per share.

     1997 Boots & Coots Employee Option Grant, providing for IWC Services to issue options to purchase a total of 100,000 shares of its common stock at a price of $1.00 per share to nine employees of Boots & Coots. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 230,000 shares of common stock to the Boots & Coots employees who were the beneficial owners of the 100,000 options that were previously granted by IWC Services. These stock

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

options vest at the rate of 20% per year commencing in July 1998 and are exercisable for a period of 10 years from the original date of grant at an exercise price of $0.43 per share.

     1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or nonqualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock options covering an aggregate of 1,305,000 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five year period from the date of grant.

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or nonqualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.

     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 15,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. As of the date hereof, stock options covering an aggregate of 45,000 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

     Activity in these option plans for the year ended June 30, 1997, six months ended December 31, 1997, and year ended December 31, 1998 was as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                NUMBER     EXERCISE PRICE
                                                              OF SHARES      PER SHARE
                                                              ----------   --------------
Outstanding June 30, 1996...................................          --       $  --
  Granted...................................................     690,000        0.43
  Exercised.................................................          --          --
  Expired...................................................          --          --
                                                              ----------       -----
Outstanding June 30, 1997...................................     690,000        0.43
  Granted...................................................   1,920,000        1.14
  Exercised.................................................  (1,426,000)       0.43
  Cancelled.................................................     (12,000)       0.43
                                                              ----------       -----
Outstanding December 31, 1997...............................   1,172,000        1.59
  Granted...................................................   1,645,000        2.85
  Exercised.................................................    (354,000)       0.80
  Cancelled.................................................     (21,000)       2.00
                                                              ----------       -----
Outstanding December 31, 1998...............................   2,442,000       $2.55
                                                              ==========       =====

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     As of December 31, 1998, 756,000 options are currently exercisable at exercise prices ranging from $0.43 to $6.00 and the remaining options vest over a period of five years from date of grant.

     In December 1996 and May 1997, the Company issued a total of 1,265,000 contractual stock options to five persons, including 460,000 options issued to certain officers and directors and 805,000 options issued to two attorneys. These contractual stock options have a two-year term beginning on the original date of grant, are fully vested and are immediately exercisable by the holders thereof at a price of $0.43 per share. During the six months ended December 31, 1997, the Company allowed the exercise of these options through the redemption of common shares owned by the option holders.

     In September 1997, the Company granted 80,000 options to two consultants at an exercise price of $2.00 per share. These options are exercisable upon grant and remain exercisable for a period of four years from the grant date.

     In December 1997, the Company granted 50,000 options to a consultant at an exercise price of $3.62 per share. These options are exercisable upon grant and remain exercisable for a period of five years from the grant date.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee and director stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's reported net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                SIX-MONTH
                                                  YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                   JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                                     1997          1997           1998
                                                  ----------   ------------   ------------
Net loss to common shareholders...  As reported   $(156,000)   $  (759,000)   $(3,987,000)
                                    Pro forma     $(220,000)   $(1,029,000)    (5,460,000)
Net loss per common share.........  As reported   $   (0.01)   $     (0.03)   $     (0.12)
                                    Pro forma     $   (0.02)   $     (0.04)   $     (0.17)

     The fair value of each option grant was estimated on the date of grant using Black-Scholes option pricing model with the following assumptions: risk-free rate of 6%, volatility of 45%, no assumed dividend yield and expected lives of one to three years, depending on the term.

H. RELATED PARTY TRANSACTIONS:

     Through December 31, 1997, the Company shared certain administrative facilities and services including corporate office space, administrative personnel and office support equipment with Buckingham Capital Corporation, an affiliate of the Company's major individual shareholder, Chairman and Chief Executive Officer, Larry H. Ramming. For the year ended June 30, 1997 and six-month period ended December 31, 1997, the Company paid approximately $236,000 and $186,000, respectively, to Buckingham Capital Corporation for such services. Management believes such charges are comparable to what would have been paid to outside parties for such facilities and services.

     During the year ended June 30, 1997 and the six-month period ended December 31, 1997, the Company incurred $155,500 and $144,500, respectively, in financial consulting fees for services rendered by Buckingham Capital Corporation in connection with the Company's private offering of $3,000,000 principal amount of 12% Senior Subordinated Notes. Such fees were included with deferred financing costs in the consolidated

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

balance sheet and amortized over the term of the Notes, $2,900,000 of which were converted to common stock in September 1997 (see Note F).

     As discussed in Note F, the Company's major individual shareholder Chairman and Chief Executive Officer, Larry H. Ramming, loaned $7,000,000 to the Company to retire certain bridge financing. As of December 31, 1998, interest (10%) and extension (2%) aggregating $383,000 and principal reductions of $5,783,000 have been paid to Mr. Ramming. Management believes the terms and conditions of Mr. Ramming's loan to the Company are favorable to those that could have been negotiated with outside parties.

     In 1998 the Company entered into an agreement with a company controlled by Mr. Ramming to have available for charter, on a 24 hour per day, 365 days per year stand-by status, a jet aircraft to be utilized in connection with the Company's mobilization of personnel and selected equipment for emergency response well control and spill containment and remediation spills and for other corporate purposes as needed. $399,000 was paid pursuant to such charter arrangement, based on rates comparable to those available from third party aircraft charter operators for comparable charter arrangements.

I. COMMITMENTS AND CONTINGENCIES:

     The Company leases vehicles, equipment and shop and equipment storage facilities under operating leases with terms in excess of one year.

     At December 31, 1998, future minimum lease payments under these noncancellable operating leases are approximately:

YEARS ENDING DECEMBER 31:                                    AMOUNT
-------------------------                                  ----------
1999....................................................   $1,765,000
2000....................................................    1,580,000
2001....................................................    1,262,000
2002....................................................    1,141,000
2003....................................................    1,209,000
Thereafter..............................................      868,000
                                                           ----------
                                                           $7,825,000
                                                           ==========

     Rent expense for the year ended June 30, 1997, the six-month period ended December 31, 1997, and the year ended December 31, 1998, was approximately $77,000, $140,000, and $1,158,000, respectively.

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

J. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Information concerning operations in different business segments at December 31, 1998, and for the year then ended is presented below (in thousands). The Company considers that it operates in three segments: Emergency Response and Restoration, Programs and Services (Risk Management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition,

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

                                           EMERGENCY                    MANUFACTURING
                                          RESPONSE AND   PROGRAMS AND        AND
                                          RESTORATION      SERVICES     DISTRIBUTION    CONSOLIDATED
                                          ------------   ------------   -------------   ------------
Year Ended December 31, 1998
  Net Operating Revenues................  $28,809,000    $25,526,000     $21,948,000    $76,283,000
  Operating Income (Loss)...............     (672,000)      (368,000)      2,506,000      1,466,000
  Identifiable Operating Assets.........   34,509,000     17,103,000      45,973,000     97,585,000
  Equity Income (Loss)..................           --             --        (105,000)      (105,000)
  Investments in Affiliates.............           --             --         158,000        158,000
  Capital Expenditures..................    3,703,000        244,000         447,000      4,394,000
  Depreciation and Amortization.........    1,402,000        344,000         814,000      2,560,000
  Interest expense......................    2,606,000         73,000       1,702,000      4,381,000
Six Month Period Ended December 31, 1997
  Net Operating Revenues................  $ 4,417,000    $        --     $   972,000    $ 5,389,000
  Operating Income (Loss)...............     (493,000)            --          61,000       (432,000)
  Identifiable Operating Assets.........   11,540,000             --       2,521,000     14,061,000
  Equity Income.........................           --             --              --             --
  Investments in Affiliates.............           --             --              --             --
  Capital Expenditures..................      188,000             --              --        188,000
  Interest expense......................      117,000             --              --        117,000
  Depreciation and Amortization.........      467,000             --          33,000        500,000

     For the year ended June 30, 1997, there was only one business segment -- Emergency Response and Restoration. Thus, the segment information for this period is presented in the accompanying financial statements.

     During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

                                                                 SIX-MONTH
                                                   YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                    JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                                      1997          1997           1998
                                                   ----------   ------------   ------------
Customer A.......................................   $385,000     $       --        $--
Customer B.......................................    757,000             --         --
Customer C.......................................    416,000             --         --
Customer D.......................................         --      1,454,000         --
Customer E.......................................         --        568,000         --

     The Company's revenues are generated geographically as follows:

                                              YEAR ENDED    SIX-MONTH PERIOD     YEAR ENDED
                                               JUNE 30,    ENDED DECEMBER 31,   DECEMBER 31,
                                                 1997             1997              1998
                                              ----------   ------------------   ------------
Domestic customers..........................      71%              61%               47%
Foreign customers...........................      29%              39%               53%

     Two of the Company's customers collectively accounted for 27% of outstanding accounts receivable at December 31, 1997. None of the Company's customers at December 31, 1998 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

K. EVENTS SUBSEQUENT TO DECEMBER 31, 1998:

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary of the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period 1,250,000 Shares of the Company's $.00001 Par Value Common Stock at $4 per share.

     Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens the alliance between the Company and Halliburton that has been in effect since 1995.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.28        Executive Employment Agreement of H.B. Payne, Jr.
 10.29        Executive Employment Agreement of Jerry Winchester
 10.30        Executive Employment Agreement of Dewitt Edwards
 10.31        Lease Ageement Dated May 4, 1998
 21.01        List of Subsidiaries