Form 10-K405/A
period 1998-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1999-04-30
CIK 833845

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------
(MARK ONE)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of the issuer's common stock outstanding on April 7, 1999 was 33,415,517.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This amendment to the Form 10-K filed by the registrant with the Commission on April 15, 1999, adds the information required by Items 10 through 13 of Part III of such form in lieu of including such information in a definitive proxy statement. The entire contents of the Form 10-K, including Items 1 through 9, and the financial statements and exhibits thereto, none of which are amended hereby, have been included in this document for the convenience of the reader. Revisions have also been made to reflect minor typographical corrections.

                                  FORM 10-K/A

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I......................................................     1
  Item 1.     Description of Business.......................     1
  Item 2.     Description of Property.......................    12
  Item 3.     Legal Proceedings.............................    12
  Item 4.     Submission of Matters to a Vote of Security
              Holders.......................................    12
PART II.....................................................    13
  Item 5.     Market for Common Equity and Related
     Stockholder Matters....................................    13
  Item 6.     Selected Financial Data.......................    14
  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................    15
  Item 7A.     Quantitative and Qualitative Disclosures
     about Market Risk......................................    21
  Item 8.     Financial Statements..........................    21
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........    22
PART III....................................................    23
  Item 10.     Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section
               16(a) of the Exchange Act....................    23
  Item 11.     Executive Compensation.......................    25
  Item 12.     Security Ownership of Certain Beneficial
     Owners and Management..................................    28
  Item 13.     Certain Relationships and Related
     Transactions...........................................    29
  Item 14.     Exhibits List and Reports....................    30
SIGNATURES..................................................    32
FINANCIAL STATEMENTS
  Independent Auditors' Report..............................   F-1
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Shareholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

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

                                    PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following tables list the names and ages of each director and/or executive officer of the Company, as well as those persons expected to make a significant contribution to the Company.

                NAME                   AGE                     POSITION
                ----                   ---                     --------
Larry H. Ramming.....................  52    Chairman of the Board of Directors
                                               Chief Executive Officer
Brian Krause.........................  43    Director
                                               President
Thomas L. Easley.....................  53    Director
                                               Vice President & Chief Financial Officer
K. Kirk Krist........................  40    Director
Jerry L. Winchester..................  40    Director
                                               President and Chief Operating Officer
Dewitt H. Edwards....................  40    Executive Vice President

     Doug Johnson resigned from the board of directors of the Company effective January 31, 1999, to devote more time to other business interests.

     Other key officers, technical and operating personnel of the Company and its principal subsidiaries and their ages are as follows:

                NAME                   AGE                     POSITION
                ----                   ---                     --------
Well Control Business Unit
  Raymond Henry......................  55    Director of Well Control Operations
  Richard Hatteberg..................  59    Senior Vice President, Well Control
  Danny Clayton......................  51    Senior Vice President, President of Boots &
                                               Coots/IWC de Venezuela, S.A.
  James Tuppen.......................  41    Senior Vice President, Well Control
  Larry Flak.........................  44    Vice President, Engineering Services
Operating Subsidiaries
  Charles R. Hipp....................  61    President, ITS Supply Corporation
  C.E. La Bounty.....................  45    President, ABASCO, Inc.
  H. B. Payne, Jr....................  60    President and Chief Executive Officer,
                                               Baylor Company
  Timothy Lee Thompson...............  32    President, Boots & Coots Special Services,
                                               Inc.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

     Larry H. Ramming has served as the Chairman of the Board and Chief Executive Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Ramming serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. Mr. Ramming also serves on the Audit Committee. Previously Mr. Ramming was actively involved in mortgage banking and the packaging and resale of mortgage notes, consumer loans and other debt instruments for over 15 years. In addition, Mr. Ramming has been an active venture capital investor.

     Brian Krause has served as the President of IWC Services, Inc. (Well Control Business Unit) and as a Director of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krause serves as a Class III Director for a three year term that will expire on the date of the annual meeting of stockholders in calendar year 2001. Mr. Krause brings over 19 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice

President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

     Thomas L. Easley has served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 and as director since March 25, 1998. Mr. Easley serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President -- Finance of Huthnance International, Inc., a closely held offshore oil and gas drilling contractor.

     K. Kirk Krist has served as a member of the Company's Board of Directors since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist serves as a Class III Director for a three year term that will expire on the date of the annual meeting of stockholders in calendar year 2001. Mr. Krist also serves on the Audit and Compensation Committees. Mr. Krist has been a self-employed oil and gas investor and venture capitalist since 1982.

     Jerry L. Winchester serves as a Class II Director for a two-year term that will expire on the date of the annual meeting of the stockholders in calendar year 2000. Mr. Winchester has served as President and Chief Operating Officer of the Company since November 1, 1998. Before assuming this position, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager -- Well Control, Coil Tubing and Special Services.

     Dewitt H. Edwards has served as Executive Vice President of the Company since September 1, 1998. Before assuming this position, Mr. Edwards served in various supervisory capacities with Halliburton Energy Services from 1979 to 1998, most recently as Operations Manager -- North American Region Resources Management.

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

     James Tuppen was partner of Boots & Coots prior to joining the Company, and is a 20-year well control veteran serving as a lead fire control specialist on both offshore and onshore blowouts. Mr. Tuppen has controlled blowouts and fires in North America, South America, Northern Africa, Australia and the Middle East and recently served as co-manager of the Pedernales Old Well Abandonment Project in the jungles of Venezuela's lower Orinoco River Delta.

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

     Charles R. Hipp has served as president of ITS Supply Corporation since its acquisition by the Company in January 1998. From 1972 through 1997, Mr. Hipp served in various management positions, including President, of International Tool & Supply, the predecessor operating company of ITS Supply Corporation.

     C.E. "Chuck" La Bounty has served as President of ABASCO, Inc., since its acquisition by the Company in September 1997. From 1991 through 1997 Mr. La Bounty served in various management positions, including President, of the predecessor operating company of ABASCO Inc.

     H. B. Payne, Jr. has served as President of Baylor Company since its acquisition by the Company in June 1998. Prior to the acquisition, Mr. Payne served as President and Chief Executive Officer of Baylor Company since 1986.

     Timothy Lee Thompson has served as President of Boots & Coots Special Services, Inc. since its acquisition by the Company in February 1998. From 1993 through such date, Mr. Thompson served as President and was a founding shareholder of Code 3, Inc. Prior to 1993, Mr. Thompson was employed as an engineer for Halliburton Services and as a municipal firefighter.

ITEM 11. EXECUTIVE COMPENSATION.

     Boots & Coots International Well Control, Inc. is a holding company, all of the business activities of which is conducted by its subsidiaries.

     The Summary Compensation Table below sets forth the cash and non-cash compensation information for the twelve month period ended December 31, 1997, the six month transition period from July 1, 1997 to December 31, 1997, and the year ended December 31, 1998, for the Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the twelve month period ended December 31, 1998. Calendar year annual compensation disclosures reflect amounts paid by the Company and IWC Services, Inc., prior to its acquisition by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                 ANNUAL         COMPENSATION
                                                              COMPENSATION         AWARDS
                                                            -----------------   ------------
                                                                                 RESTRICTED        ALL
                                                                                   STOCK          OTHER
        NAME AND PRINCIPAL POSITION             PERIOD       SALARY    BONUS       AWARDS      COMPENSATION
        ---------------------------          ------------   --------   ------   ------------   ------------
Larry H. Ramming...........................      1998       $287,000       --           --         $ --
  Chairman of the Board                          1997         98,565   $2,604           --         $ --
  and Chief Executive Officer                7/1-12/31/97     59,945    2,604           --           --
Brian Krause...............................      1998        145,000       --           --           --
  President, IWC Services, Inc.                  1997         95,081
                                             7/1-12/31/97     55,261
Thomas L. Easley...........................      1998        155,833       --           --           --
  Vice President and                             1997        133,725       --                        --
  Chief Financial Officer                    7/1-12/31/97     92,850       --                        --

There were no stock options grants to, or stock options exercised by, the named executive officers during 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company in fiscal year 1998 was composed of K. Kirk Krist and Jerry L. Winchester. Mr. Winchester joined the Company as President and Chief Executive Officer effective November 1, 1998. It is anticipated that an independent director will replace Mr. Winchester on the Compensation Committee during 1999.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

     The Compensation Committee, which is responsible for both the establishment and administration of the policies that govern both annual compensation and stock ownership programs for the Company, has furnished the following report of executive compensation. The Compensation Committee did participate in the determination of executive officer compensation.

     Determination of Executive Officer Compensation. The Compensation Committee is developing compensation policies designed to align the compensation paid to the executive officers with the Company's overall business strategy, values and management initiatives. These policies will be designed to: (i) reward executives for long-term strategic management which results in the enhancement of shareholder values; (ii) support a performance-oriented environment which rewards achievement of both internal Company goals and enhanced Company performance compared to performance levels of comparable companies in the industry, and (iii) attract and retain executives whose abilities are critical to the long-term success and competitiveness of the Company. The Company's executive officers have been compensated to dater pursuant to the items of their employment agreements.

     Determination of the Chief Executive Officer's Compensation. As Chief Executive Officer, Mr. Ramming is compensated pursuant to an employment agreement described under "Employment Agreements" below. Mr. Ramming's compensation to date has taken into account the growth stage of the Company as well as completed equity and debt financing and business acquisitions in which Mr. Ramming played a critical role.

EMPLOYMENT ARRANGEMENTS

     Mr. Ramming, the Company's Chairman and Chief Executive Officer, through 1997 was actively involved in a number of independent business activities and through such date did not devote his full time to the affairs of the Company. Mr. Ramming executed effective as of August 1, 1997, a one year employment agreement with the Company which allowed for his outside activities provided that he devoted such time to the Company's affairs as was reasonably necessary for the performance of his duties, with such activities not to be competitive with the Company's business and not to materially adversely affect his performance as an officer and director of the Company. Through December 31, 1997 Mr. Ramming's employment arrangement provided for an annual salary of $125,000 and an annual automobile allowance of $12,000. Effective January 1, 1998 Mr. Ramming agreed prospectively to curtail all material outside business activities and under this interim employment arrangement his annual salary was increased to $275,000.
Mr. Winchester serves as President and Chief Operating Officer of the Company. Mr. Winchester's employment agreement, which was effective as of November 1, 1998, provides for an annual salary of $250,000 and an annual automobile allowance of $12,000. In addition, Mr. Winchester was granted an option to purchase up to 1,000,000 shares of common stock of the Company at a per share price of $1.91 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). 200,000 of such options vested upon execution of this contract. The balance vests at the rate of 200,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting.

     Mr. Easley served as Chief Financial Officer of the Company during 1996 and 1997 and performed certain other services, including sourcing and conducting due diligence on certain acquisition prospects and raising debt and equity capital, pursuant to a consulting arrangement with the Company. Mr. Easley's interim employment arrangement , which was effective as of March 1, 1998, provided for an annual salary of $175,000 and an annual automobile allowance of $12,000.

     Mr. Edwards serves as Executive Vice President of the Company. Mr. Edwards' employment agreement, which was effective as of September 1, 1998, provides for an annual salary of $150,000 and an annual automobile allowance of $12,000. In addition, Mr. Edwards was granted an option to purchase up to 100,000 shares of common stock of the Company at a per share price of $3.29 (85% of the last bid price of such common stock on the American Stock Exchange immediately preceding the contract effectiveness date). 20,000 of such options vested upon execution of this contract. The balance vests at the rate of 20,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting.

     In connection with the Company's acquisition of Baylor Company, a five year employment agreement was completed with H.B. Payne, Jr., President and Chief Executive Officer, on December 22, 1998. Mr. Payne's employment agreement which was effective as of July 1, 1998 provides for an annual base salary of $140,000 with provisions for annual incentive bonuses based upon performance of Baylor Company. In addition, Mr. Winchester was granted an option to purchase up to 100,000 shares of common stock of the Company at a per share price of $2.50. 20,000 of such options vested upon execution of this contract. The balance vests at the rate of 20,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive $250 for their attendance at each Board of Directors and committee meeting and are reimbursed for their travel, lodging and out-of-pocket expenses incurred in connection with attending such meetings.

     1997 Outside Directors' Option Plan. On November 12, 1997, the Board of Directors of the Company adopted the 1997 Outside Directors' Option Plan (the "Directors' Plan") and the Company's stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 15,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. As of the date hereof options to purchase 45,000 shares of Common Stock have been granted under the Directors' Plan at an exercise price of $4.25 per share.

     The following graph compares the Company's total stockholder return on its Common Stock for the one year period ended December 31, 1998 (the only full year for which trading has occurred) with the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy Composite Index over the same period.
[CHART]

                                                      Boots &
                                                       Coots
                                                   International                         S&P Energy
               Measurement Period                  Well Control,        S&P 500          Composite
             (Fiscal Year Covered)                      Inc.             Index             Index
12/97                                                       100.00            100.00            100.00
12/98                                                        77.40            128.60            100.50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1999, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock;
(ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

               NAME AND ADDRESS OF                  AMOUNT AND NATURE OF
               BENEFICIAL OWNER(1)                  BENEFICIAL OWNERSHIP     PERCENT OF CLASS
               -------------------                  --------------------     ----------------
*Larry H. Ramming(2)..............................       6,761,578(3)              20.2%
*Raymond Henry(2).................................       2,460,300(4)               7.4%
*Brian Krause(2)..................................       1,462,200                  4.4%
Jerry L. Winchester...............................         207,000(5)                 *
K. Kirk Krist.....................................         573,700(6)               1.7%*
Thomas L. Easley..................................         217,040                    *
All executive officers and directors as a group
  (six persons)...................................      10,365,118                 31.0%

---------------
* less than 1%

(1) Unless otherwise noted, the business address for purposes hereof for each person listed is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) In May 1995, Messrs. Krause, Henry, Hatteberg and Clayton entered into the Voting Trust Agreement which gives Messrs. Ramming and Henry, as co-trustees, the absolute right to vote all the shares of the Company's Common Stock now owned or hereafter acquired by Messrs. Krause, Henry, Hatteberg and Clayton during the five-year period ending December 31, 2000; provided that twenty percent of such securities may be released therefrom each year upon the written request of such party. Currently 1,840,000 shares are subject to the Voting Trust Agreement. In the event that Messrs. Ramming and Henry are unable to reach an agreement respecting the voting of such shares, the Voting Trust Agreement designates Charles T. Phillips, attorney at law, as the tiebreaker.

(3) Includes 4,921,000 shares owned by Mr. Ramming and members of his immediate family, including certain family-owned entities. Also includes 1,840,000 shares owned by Messrs. Krause, Henry, Hatteberg and Clayton, which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(4) Includes 1,080,300 shares owned by Mr. Henry and 1,840,000 owned by Messrs. Krause, Hatteberg and Clayton, which are subject to the Voting Trust Agreement under which Messrs. Ramming and Henry serve as co-trustees.

(5) Includes options to purchase 3,000 shares of common stock.

(6) Includes an options to purchase 3,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH BUCKINGHAM CAPITAL CORPORATION AND LARRY H. RAMMING

     On April 30, 1998, The Company's major individual shareholder Chairman and Chief Executive Officer, Larry H. Ramming, loaned $7,000,000 to the Company to retire certain bridge financing. As of December 31, 1998, interest (10%) and extension (2%) expenses aggregating $383,000 and principal payments of $5,783,000 have been paid to Mr. Ramming. Management believes the terms and conditions of Mr. Ramming's loan to the Company are favorable to those that could have been negotiated with outside parties.

     In 1998 the Company entered into an agreement with a company controlled by Mr. Ramming to have available for charter, on a 24 hour per day, 365 days per year stand-by status, a jet aircraft to be utilized in connection with the Company's mobilization of personnel and selected equipment for emergency response well control and spill containment and remediation spills and for other corporate purposes as needed. During 1998 a total of $399,000 was paid pursuant to such charter arrangement, based on rates comparable to those available from third party aircraft charter operators for comparable charter arrangements.

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
          10.21          -- Subordinated Note and Warrant Purchase Agreement dated
                            July 23, 1998, between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(4)
          10.22          -- Registration Rights Agreement dated July 23, 1998,
                            between Boots & Coots International Well Control, Inc.
                            and The Prudential Insurance Company of America(4)
          10.23          -- Participation Rights Agreement dated July 23, 1998, by
                            and among Boots & Coots International Well Control, Inc.,
                            The Prudential Insurance Company of America and certain
                            stockholders of Boots & Coots International Well Control,
                            Inc.(4)
          10.24          -- Common Stock Purchase Warrant dated July 23, 1998(4)
          10.25          -- Loan Agreement dated October 28, 1998, between Boots &
                            Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
          10.26          -- Security Agreement dated October 28, 1998, between Boots
                            & Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
          10.27          -- Amendment No. 1 to Subordinated Note and Warrant Purchase
                            Agreement between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(5)
          10.28          -- Executive Employment Agreement of H. B. Payne, Jr.(6)
          10.29          -- Executive Employment Agreement of Jerry Winchester(6)
          10.30          -- Executive Employment Agreement of Dewitt Edwards(6)
          10.31          -- Office Lease(6)
          21.01          -- List of subsidiaries(6)
          24.01          -- Power of Attorney (included on Signature Page)

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

(6) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on April 15, 1999.

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

Date: April 30, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

              By: /s/ LARRY H. RAMMING                 Chief Executive Officer and       April 30, 1999
  -------------------------------------------------      Director
                  Larry H. Ramming

              By: /s/ THOMAS L. EASLEY                 Chief Financial Officer and       April 30, 1999
  -------------------------------------------------      Director
                  Thomas L. Easley

                By: /s/ BRIAN KRAUSE                   President and Director            April 30, 1999
  -------------------------------------------------
                    Brian Krause

                By: /s/ K. KIRK KRIST                  Director                          April 30, 1999
  -------------------------------------------------
                    K. Kirk Krist

              By: /s/ JERRY WINCHESTER                 Director                          April 30, 1999
  -------------------------------------------------
                  Jerry Winchester

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

                                                                    YEARS ENDED
                                                            ---------------------------
                                                            DECEMBER 31,   DECEMBER 31,
                                                                1997           1998
                                                            ------------   ------------
                                                            (UNAUDITED)    (UNAUDITED)
Revenues..................................................  $96,997,000    $104,428,000
Net Income (Loss) to Common Shareholders..................       43,000      (4,481,000)
Basic Earnings (Loss) Per Common Share....................          .00            (.11)
Diluted Earnings (Loss) Per Common Share..................          .00            (.11)

D. INVENTORIES, PROPERTY AND EQUIPMENT:

     Inventories consisted of the following as of:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1997           1998
                                                             ------------   ------------
Raw material and supplies..................................   $  239,000    $ 2,862,000
Work in process............................................       35,000      4,327,000
Finished goods.............................................      857,000      7,630,000
                                                              ----------    -----------
                                                              $1,131,000    $14,819,000
                                                              ==========    ===========

     Property and equipment consisted of the following as of:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1997           1998
                                                             ------------   ------------
  Land.....................................................   $  140,000    $ 2,241,000
  Buildings and improvements...............................      561,000      7,544,000
  Well control and firefighting equipment..................    5,993,000      6,902,000
  Shop and other equipment.................................      380,000     10,663,000
  Vehicles.................................................      134,000        737,000
  Office equipment and furnishings.........................      303,000      2,649,000
                                                              ----------    -----------
  Total property and equipment.............................    7,511,000     30,736,000
          Less: Accumulated depreciation and
            amortization...................................     (562,000)    (2,622,000)
                                                              ----------    -----------
          Net property and equipment.......................   $6,949,000    $28,114,000
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