Form 10-Q
period 1999-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1999-05-17
CIK 833845

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
                             ---------------------
                         COMMISSION FILE NUMBER 1-13817

                          BOOTS & COOTS INTERNATIONAL
                               WELL CONTROL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      11-2908692
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      777 POST OAK BOULEVARD, SUITE 800
                HOUSTON, TEXAS                                     77056
   (Address of principal executive offices)                      (Zip Code)

                                 (713) 621-7911
              Registrant's telephone number, including area code:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 14, 1999, was 33,165,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.    Financial Information.......................................    3
           Consolidated Balance Sheets.................................    3
           Consolidated Statements of Operations.......................    4
           Consolidated Statements of Shareholders' Equity.............    5
           Consolidated Statements of Cash Flows.......................    6
           Notes to Consolidated Financial Statements..................    7
Item 2.    Management's Discussion and Analysis of Financial Condition     7
           and Results of Operations...................................

                                   PART II
Item 5.    Other Information...........................................
Item 6.    Exhibits and Reports on Form 8-K............................   14
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENTS ASSETS:
  Cash......................................................  $ 4,213,000    $ 2,349,000
  Receivables -- net........................................   24,721,000     20,265,000
  Inventories...............................................   14,819,000     15,133,000
  Prepaid expenses and other current assets.................      987,000      3,068,000
                                                              -----------    -----------
          Total current assets..............................   44,740,000     40,815,000
                                                              -----------    -----------
PROPERTY AND EQUIPMENT -- net...............................   28,114,000     28,999,000
OTHER ASSETS:
  Deferred financing costs and other assets -- net..........    5,637,000      5,964,000
  Goodwill -- net...........................................   19,094,000     18,870,000
                                                              -----------    -----------
          Total assets......................................  $97,585,000    $94,648,000
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $14,014,000    $14,810,000
  Accrued liabilities and customer advances.................    8,329,000      7,154,000
  Long-term debt and notes payable -- current portion.......    4,584,000      2,505,000
                                                              -----------    -----------
          Total current liabilities.........................   26,927,000     24,469,000
                                                              -----------    -----------
DEFERRED INCOME TAXES AND OTHER.............................    1,346,000      1,346,000
LONG-TERM DEBT AND NOTES PAYABLE -- net of current
  portion...................................................   49,076,000     50,738,000
COMMITMENTS AND CONTINGENCIES...............................
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     140,000 and 122,000 issued and outstanding at December
     31, 1998 and March 31, 1999, respectively).............           --             --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     33,044,000 and 33,165,000 shares issued and outstanding
     at December 31, 1998 and March 31, 1999,
     respectively)..........................................           --             --
  Additional paid-in capital................................   25,154,000     24,954,000
  Accumulated deficit.......................................   (4,918,000)    (6,859,000)
                                                              -----------    -----------
          Total shareholders' equity........................   20,236,000     18,095,000
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $97,585,000    $94,648,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
REVENUES....................................................  $11,959,000   $22,289,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses......................    8,095,000    17,250,000
  Selling, General and Administrative.......................    2,572,000     4,497,000
  Depreciation and Amortization.............................      311,000     1,012,000
                                                              -----------   -----------
                                                               10,978,000    22,759,000
                                                              -----------   -----------
OPERATING INCOME (LOSS).....................................      981,000      (470,000)
OTHER EXPENSES, PRIMARILY INTEREST..........................      567,000     1,438,000
                                                              -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES...........................      414,000    (1,908,000)
INCOME TAXES -- FOREIGN.....................................      258,000        19,000
                                                              -----------   -----------
NET INCOME (LOSS)...........................................      156,000    (1,927,000)
PREFERRED DIVIDEND REQUIREMENTS                                        --        90,000
                                                              -----------   -----------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS..........  $   156,000   $(2,017,000)
                                                              ===========   ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE......................  $       .01   $      (.06)
                                                              ===========   ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE....................  $       .01   $      (.06)
                                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -- BASIC......................................   30,228,000    33,084,000
                                                              ===========   ===========
                      -- DILUTED............................   30,638,000    33,084,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                        PREFERRED STOCK       COMMON STOCK       ADDITIONAL                      TOTAL
                        ----------------   -------------------     PAID-IN     ACCUMULATED   SHAREHOLDERS'
                        SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                        -------   ------   ----------   ------   -----------   -----------   -------------
BALANCES, December 31,
  1998................  140,000    $ --    33,044,000    $ --    $25,154,000   $(4,918,000)   $20,236,000
  Preferred stock
    dividends.........       --      --            --      --             --       (14,000)       (14,000)
  Preferred stock
    conversion to
    common stock......  (10,000)     --       121,000      --             --            --             --
  Preferred stock
    redemption........   (8,000)     --            --      --       (200,000)           --       (200,000)
  Net (Loss)..........       --      --            --      --             --    (1,927,000)    (1,927,000)
                        -------    ----    ----------    ----    -----------   -----------    -----------
BALANCES, March 31,
  1999................  122,000    $ --    33,165,000    $ --    $24,954,000   $(6,859,000)   $18,095,000
                        =======    ====    ==========    ====    ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   156,000    $(1,927,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      311,000      1,012,000
  Non-cash charges associated with warrant costs............      332,000         74,000
  Bad debt expense..........................................        9,000         63,000
  Changes in assets and liabilities, net of acquisitions:
     Receivables............................................   (6,830,000)     4,393,000
     Inventories............................................   (2,486,000)      (314,000)
     Prepaid expenses and other current assets..............      (77,000)      (830,000)
     Deferred financing costs and other assets (not
      current)..............................................      (80,000)    (2,015,000)
     Accounts payable.......................................    5,419,000        838,000
     Accrued liabilities and customer advances..............    2,330,000     (1,196,000)
                                                              -----------    -----------
          Net cash provided by (used in) operating
            activities......................................     (916,000)        98,000
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, including transaction costs,
     net of cash acquired...................................   (6,570,000)            --
  Property and equipment additions..........................     (353,000)    (1,268,000)
                                                              -----------    -----------
          Net cash used in investing activities.............   (6,923,000)    (1,268,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised............................       39,000             --
  Proceeds from issuance of debt and warrants...............    8,250,000             --
  Borrowings under line of credit...........................           --      1,550,000
  Debt repayments...........................................   (1,702,000)    (2,030,000)
  Preferred stock dividends.................................           --        (14,000)
  Preferred stock redemption................................           --       (200,000)
                                                              -----------    -----------
  Net cash provided by (used in) financing activities.......    6,587,000       (694,000)
                                                              -----------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................   (1,252,000)    (1,864,000)
CASH AND CASH EQUIVALENTS, beginning of period..............    1,718,000      4,213,000
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period....................  $   466,000    $ 2,349,000
                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $   220,000    $ 2,117,000
  Cash paid for income taxes................................  $        --    $        --
                                                              ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of business...........  $ 2,282,000    $        --

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Boots & Coots International Well Control, Inc. (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading.

     The accompanying consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three-month period ended March 31, 1998 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE B -- BUSINESS ACQUISITIONS

     On January 2, 1998, the Company funded the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS"), an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. ITS also serves as a distributor in Venezuela and Peru of artificial lift oil recovery systems. Total consideration of $6,000,000 for the acquisition was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). This transaction was accounted for as a purchase and the acquired assets and liabilities were valued at fair market value as of January 2, 1998 resulting in goodwill of $4,551,000 which is amortized over 40 years.

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3 (subsequently renamed Boot & Coots Special Services, Inc.,) included $571,000 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,000 shares of the Company's common stock valued at $5.06 per share, of which 159,000 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 were valued at fair market value on a preliminary basis resulting in goodwill of $4,064,000 which is amortized over 40 years.

     On July 23, 1998, the Company completed the acquisition of all of the stock of Elmagco, Inc., a Delaware Corporation ("Elmagco") from Begemann, Inc., a Delaware Corporation ("Begemann"). Elmagco and its subsidiaries conduct business using the tradename Baylor Company ("Baylor"). Baylor is engaged in the design and manufacture of electrical braking and control equipment predominantly used in the drilling and marine markets, highly engineered specialty products such as SCR systems and custom pedestal leg locking systems for the offshore market. Additionally, Baylor designs and manufactures a broad line of custom AC generators, which are used in a variety of industrial, commercial and governmental applications.

     Consideration for the acquisition of Baylor, with a June 30, 1998 effective date, was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

acquired net assets and liabilities of Baylor were valued at fair market value on a preliminary basis resulting in goodwill of $7,336,000 which is amortized over 40 years.

     On November 4, 1998, the Company's wholly-owned subsidiary, Boots & Coots Special Services, Inc., completed the acquisition through merger of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"), an emergency prevention and response services company with operations in Arkansas, Oklahoma, Louisiana and Northeast Texas. Consideration for the HAZ-TECH acquisition was $316,000 in cash and the issuance of 269,000 shares of the Company's common stock valued at $2.69 per share and assumed liabilities. This transaction was accounted for as a purchase and the acquired net assets of HAZ-TECH were valued on a preliminary basis at fair market value resulting in goodwill of $1,413,000 which is amortized over 40 years.

     For all acquisitions, the fair value of common stock issued is estimated using management's and the board of directors' judgment, which is based on recent transactions, the trading value of Company stock, trading value of similar investments, discussions with financial advisors, and the negotiations with sellers.

     The operations of the acquired entities are included in the Company's consolidated operations from their respective acquisition dates. The 1998 first quarter revenues, net income available to common shareholders, and net earnings per share on an unaudited pro forma basis, assuming that the ITS, B & C Special Services, Baylor and HAZ-TECH acquisitions occurred on January 1, 1998 would be as follows:

                                                           THREE MONTHS
                                                              ENDED
                                                          MARCH 31, 1998
                                                          --------------
                                                           (UNAUDITED)
Revenues................................................   $24,726,000
Net Income Available to Common Shareholders.............       791,000
Basic Earnings Per Common Share.........................           .03
Diluted Earnings Per Common Share.......................           .03

     On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital. The Company was not in compliance with one financial covenant and obtained a waiver from the lender at December 31, 1998.

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

     The loan agreement relating to the Comerica Loan Agreement imposes certain restrictions on the Company's activities, including a prohibition, unless permitted, on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations on the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. The Subordinated Note and Warrant Purchase Agreement relating to the Prudential Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Loan Agreement. The Loan Agreement and the Subordinated Note

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

and Warrant Purchase Agreement each require that the Company meet certain minimum financial tests. Such restrictions may make it difficult for the Company to acquire businesses and raise the capital necessary to pursue its business strategy without the consent and cooperation of the holders of such notes.

     Based on the results of operations for the year ended December 31, 1998, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with these financial covenants through December 31, 1998 and to modify certain financial covenants, prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate was adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company needs to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have since recovered somewhat, there is no assurance that such increases will be sustained or that they will result in increased operational activity by the Company's customers.

     The Company has grown rapidly since 1997, primarily through acquisitions. Many of the acquisitions have been made through debt financing; long-term debt has increased from $1.7 million to $50.7 million and interest expense has increased to $1.4 million for the quarter ended March 31, 1999. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was in violation of its loan covenants with its two major lenders. Management has arranged waivers of past violations and modifications of existing loan covenants the Company believes will allow it to be in compliance with its loan agreements for 1999. Management believes the steps it has taken will allow the Company to comply with loan covenants and provide cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

     Management's actions include downsizing personnel and operations to meet market demand and slow down of the cash drain caused in 1998 by acquisitions made to exploit new market opportunities. As mentioned, the level of acquisitions will be curtailed unless unusual market opportunities with favorable financing terms are identified. Each of the operating units is tightening its working capital requirements, and a very high threshold has been established for routine capital expenditures. Management is exploring opportunities for new equity investments or improved financing, including an acquisition line of credit. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged depression in oil and gas prices will have a material adverse effect on the Company's financial position and results of operations.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens the alliance between the Company and Halliburton that has been in effect since 1995.

NOTE C -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

NOTE D -- BUSINESS SEGMENT INFORMATION

     Information concerning operations in different business segments at March 31, 1998 and 1999, and for the three-month periods then ended is presented below (in thousands). The Company considers that it operates in three segments:
Emergency Response and Restoration, Programs and Services (Risk Management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

                                           EMERGENCY       PROGRAMS     MANUFACTURING
                                          RESPONSE AND       AND             AND
                                          RESTORATION      SERVICES     DISTRIBUTION    CONSOLIDATED
                                          ------------   ------------   -------------   ------------
Three Months Ended March 31, 1999
  Net Operating Revenues................  $10,266,000    $ 2,297,000     $ 9,726,000    $22,289,000
  Operating Income (Loss)...............     (429,000)      (630,000)        589,000       (470,000)
  Identifiable Operating Assets.........   31,739,000     14,414,000      48,495,000     94,648,000
  Investments in Affiliates.............           --             --       1,760,000      1,760,000
  Capital Expenditures..................      887,000         90,000         287,000      1,264,000
  Depreciation and Amortization.........      516,000         74,000         422,000      1,012,000
  Interest Expense......................    1,417,000         44,000           3,000      1,464,000
Three Months Ended December 31, 1998
  Net Operating Revenues................  $ 5,196,000    $ 6,031,000     $   732,000    $11,959,000
  Operating Income (Loss)...............      458,000        469,000          54,000        981,000
  Identifiable Operating Assets.........   19,067,000     14,932,000       2,578,000     36,577,000
  Capital Expenditures..................      220,000        124,000           9,000        353,000
  Interest Expense......................      490,000             --              --        490,000
  Depreciation and Amortization.........      204,000         83,000          24,000        311,000

     For the three-month periods ended March 31, 1998 and 1999, the Company's revenues were substantially consistent with those for the year ended December 31, 1998 (domestic -- 47%, foreign -- 53%).

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

     Two of the Company's customers collectively accounted for 27% of outstanding accounts receivable at December 31, 1997. None of the Company's customers at December 31, 1998 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

NOTE E -- EVENTS SUBSEQUENT TO MARCH 31, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     As discussed herein, the Company completed the acquisitions of ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. The results of operations for such acquisitions are included in the accompanying consolidated Statement of Operations and the condensed Business Segment operating data set forth hereinafter from their respective dates of acquisitions through the reporting period end.

     Business Segment Operating Data is as follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
REVENUES
  Emergency Response and Restoration......................  $ 5,196,000    $10,266,000
  Programs and Services...................................    6,031,000      2,297,000
  Manufacturing and Distribution..........................      732,000      9,726,000
                                                            -----------    -----------
                                                            $11,959,000    $22,289,000
                                                            ===========    ===========
COST OF SALES AND OPERATING EXPENSES
  Emergency Response and Restoration......................    2,892,000    $ 8,828,000
  Programs and Services...................................    4,756,000      1,889,000
  Manufacturing and Distribution..........................      447,000      6,533,000
                                                            -----------    -----------
                                                            $ 8,095,000    $17,250,000
                                                            ===========    ===========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Emergency Response and Restoration......................  $ 1,642,000    $ 1,351,000
  Programs and Services...................................      723,000        964,000
  Manufacturing and Distribution..........................      207,000      2,182,000
                                                            -----------    -----------
                                                            $ 2,572,000    $ 4,497,000
                                                            ===========    ===========
DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration......................  $   204,000    $   516,000
  Programs and Services...................................       83,000         74,000
  Manufacturing and Distribution..........................       24,000        422,000
                                                            -----------    -----------
                                                            $   311,000    $ 1,012,000
                                                            ===========    ===========
OPERATING INCOME (LOSS)
  Emergency Response and Restoration......................  $   458,000    $  (429,000)
  Programs and Services...................................      469,000       (630,000)
  Manufacturing and Distribution..........................       54,000        589,000
                                                            -----------    -----------
                                                            $   981,000    $  (470,000)
                                                            ===========    ===========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

REVENUES

     The increase in Emergency Response and Restoration revenues of $5,070,000 from the 1998 to 1999 quarter is due to the full quarter effect during 1999 of Boots & Coots Special Services acquired on February 20, 1998 ($788,000), with the balance of the increase ($4,282,000) primarily the result of a well control project in which the Company served as lead contractor with a larger revenue base for rebilled subcontractor costs.

     The decrease in Programs and Services Revenues of $3,734,000 from the 1998 to 1999 quarter is primarily the result of substantially lower international customer outsource purchasing and reduced sales of artificial lift systems in South America. This was the result of sharply curtailed industry activities continuing in 1999 due to low oil and gas prices.

     The increase in Manufacturing and Distribution Revenues of $8,994,000 for the 1998 to 1999 quarter is primarily the result of the acquisition of Baylor Company on July 23, 1998.

COST OF SALES AND OPERATING EXPENSES

     The increase in Emergency Response and Restoration Cost of Sales and Operating Expenses of $5,936,000 for the 1998 to 1999 quarter is the result of the acquisition of Boots & Coots Special Services acquired on February 20, 1998 ($971,000), with the balance of the increase ($4,965,000) primarily the result of a well control project in the 1999 quarter when the Company served as lead contractor with a larger cost base of subcontractor costs. This resulted in a substantially lower operating margin (10%) than usual (65%).

     The decrease in Programs and Services Cost of Sales and Operating Expenses of $2,867,000 from the 1998 to 1999 quarter is primarily the result of substantially lower international customer outsource purchasing and reduced sales of artificial lift systems in South America. This was the result of sharply curtailed activities continuing in 1999 due to low oil and gas prices. Also included in the 1999 quarter is $129,000 in development costs related to the Company's proprietary cost management programs, WELLSURE(SM) and HAZSURE(SM).

     The increase in Manufacturing and Distribution Cost of Sales and Operating Expenses of $6,086,000 from the 1998 to 1999 quarter is primarily the result of the acquisition of the Baylor Company on July 23, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The decrease in Emergency Response and Restoration Selling, General and Administrative Expenses of $291,000 from the 1998 to 1999 quarter primarily results from the allocation to added business units of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations and new marketing and advertising programs to increase market share.

     The increase in Programs and Services, Selling, General and Administrative Expenses from the 1998 to 1999 quarter is primarily due to development and marketing costs of the Company's WELLSURE(SM) and HAZSURE(SM) Risk Management Progress.

     The increase in Manufacturing and Distribution Selling, General and Administrative Expenses of $1,975,000 for the 1998 to 1999 quarter is primarily the result of the acquisition of Baylor Company on July 23, 1998.

DEPRECIATION AND AMORTIZATION

     The increase in Emergency Response and Restoration Depreciation and Amortization of $312,000 for the 1998 to 1999 quarter is the result of the acquisition of Boots & Coots Special Services acquired on

February 20, 1998 ($137,000) with the balance of the increase ($175,000) primarily the result of an increased asset base.

     Depreciation and Amortization in Programs and Services was comparable between the 1998 and 1999 quarters.

     The increase in Manufacturing and Distribution Depreciation and Amortization of $394,000 from the 1998 to 1999 quarter is primarily due to the acquisition of Baylor Company on July 23, 1998.

     Other expense (primarily interest expense) of $567,000 for the three months ended March 31, 1998 increased to $1,438,000 for the three months ended March 31, 1999. The increase is primarily from interest expense on increased debt incurred for business acquisitions.

     Income taxes for the three months ended March 31, 1998 and 1999 represents foreign taxes on international operations.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The Company's cash expenditures in connection with the acquisitions of Boots & Coots L.P., ABASCO, ITS and B & C Special Services required a substantial portion of the Company's then existing cash reserves. Further, the terms upon which ABASCO, ITS and B & C Special Services were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: equity capital contributed by its officers, directors and principal stockholders; proceeds from the sale in July 1997 of $3,000,000 of the Company's 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") of which $2,900,000 has been converted into 3,867,000 shares of common stock; $6,238,000 in net proceeds from the private placement, in September 1997, of 7,475,000 shares of common stock (the "September Private Placement"); $4,500,000 in net proceeds from the private placement, in January 1998, of the Company's 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); $2,250,000 in net proceeds from the private placement, in March 1998, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); seller financing on the acquired businesses in the aggregate principal amount of $5,761,000, all of which has been retired as of the date hereof; and approximately $4,678,000 in net proceeds from the private placement of 196,000 Units of the Company's 10% Junior Redeemable Convertible Preferred Stock, each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share.

     On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital. As of December 31, 1998, the Company was not in compliance with one financial covenant and obtained a waiver from the lender.

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

     The loan agreement relating to the Comerica Loan Agreement imposes certain restrictions on the Company's activities, including a prohibition, unless permitted, on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations on the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. The Subordinated Note and Warrant Purchase Agreement relating to the Prudential Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Loan Agreement. The Loan Agreement and the Subordinated Note and Warrant Purchase Agreement each require that the Company meet certain minimum financial tests. Such restrictions may make it difficult for the Company to acquire businesses and raise the capital necessary to pursue its business strategy without the consent and cooperation of the holders of such notes.

     Based on the results of operations for the year ended December 31, 1998, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with these financial covenants through December 31, 1998 and to modify certain financial covenants, prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate was adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company needs to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have since recovered somewhat, there is no assurance that such increases will be sustained or that they will result in increased operational activity by the Company's customers.

     The Company has grown rapidly since 1997, primarily through acquisitions. Many of the acquisitions have been made through debt financing; long-term debt has increased from $1.7 million to $50.7 million and interest expense has increased to $1.4 million for the quarter ended March 31, 1999. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was in violation of its loan covenants with its two major lenders. Management has arranged waivers of past violations and modifications of existing loan covenants the Company believes will allow it to be in compliance with its loan agreements for 1999. Management believes the steps it has taken will allow the Company to comply with loan covenants and provide cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

     Management's actions include downsizing personnel and operations to meet market demand and slow down of the cash drain caused in 1998 by acquisitions made to exploit new market opportunities. As mentioned, the level of acquisitions will be curtailed unless unusual market opportunities with favorable financing terms are identified. Each of the operating units is tightening its working capital requirements, and a very high threshold has been established for routine capital expenditures. Management is exploring opportunities for new equity investments or improved financing, including an acquisition line of credit. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share.

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

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in this report. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-K, 10-Q and 8-K, and its Annual Report to Stockholders.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *27.01           -- Financial Data Schedule

---------------

* Filed herewith.

     (b) Reports on Form 8-K.

     The Company reported on Form 8-K filed January 21, 1999, that it had dismissed its independent accountants, Hein + Associates, LLP (the "Former Accountants") and engaged Arthur Andersen LLP (the "New Accountants"). The decision to dismiss the Former Accountants and engage the New Accountants has been approved by the Audit Committee of the Company's Board of Directors. The reason for the change from the Former Accountants, who have been the Company's primary auditors to date, was the growth over the past year of the Company in terms of both revenue and asset base and significant expansion of the international scope of the Company's operations.

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

Date: May 14, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *27.01           -- Financial Data Schedule

---------------

* Filed herewith.