Form 10-Q
period 1999-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1999-08-16
CIK 833845

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

                      FOR THE QUARTER ENDED JUNE 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 12, 1999, was 34,577,017.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                PART I
Item 1.   Financial Information.......................................     3
          Consolidated Balance Sheets.................................     3
          Consolidated Statements of Operations.......................     4
          Consolidated Statements of Shareholders' Equity.............     5
          Consolidated Statements of Cash Flows.......................     6
          Notes to Consolidated Financial Statements..................     7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    12
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................    16

                               PART II
Item 2.   Recent Sales of Unregistered Securities.....................
Item 3.   Defaults Upon Senior Securities.............................
Item 6.   Exhibits and Reports on Form 8-K............................    16

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------   ------------
                                                                             (UNAUDITED)
                           ASSETS
CURRENTS ASSETS:
  Cash......................................................  $ 4,213,000    $   938,000
  Receivables -- net........................................   24,721,000     19,859,000
  Inventories...............................................   14,819,000     16,238,000
  Prepaid expenses and other current assets.................      987,000      1,500,000
                                                              -----------    -----------
       Total current assets.................................   44,740,000     38,535,000
                                                              -----------    -----------
PROPERTY AND EQUIPMENT -- net...............................   28,114,000     30,439,000
OTHER ASSETS:
  Deferred financing costs and other assets -- net..........    5,637,000      6,208,000
  Goodwill -- net...........................................   19,094,000     18,876,000
                                                              -----------    -----------
       Total assets.........................................  $97,585,000    $94,058,000
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $14,014,000    $18,996,000
  Accrued liabilities and customer advances.................    8,329,000      6,605,000
  Long-term debt and notes payable -- current portion.......    4,584,000     19,515,000
                                                              -----------    -----------
       Total current liabilities............................   26,927,000     45,116,000
                                                              -----------    -----------
DEFERRED INCOME TAXES AND OTHER.............................    1,346,000      1,409,000
LONG-TERM DEBT AND NOTES PAYABLE -- net of current
  portion...................................................   49,076,000     27,962,000
COMMITMENTS AND CONTINGENCIES...............................
SHAREHOLDERS' EQUITY:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     140,000 and 172,000 issued and outstanding at December
     31, 1998 and June 30, 1999, respectively)..............           --             --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     33,044,000 and 34,577,000 shares issued and outstanding
     at December 31, 1998 and June 30, 1999,
     respectively)..........................................           --             --
  Additional paid-in capital................................   25,154,000     32,108,000
  Accumulated deficit.......................................   (4,918,000)   (12,537,000)
                                                              -----------    -----------
       Total shareholders' equity...........................   20,236,000     19,571,000
                                                              -----------    -----------
       Total liabilities and shareholders' equity...........  $97,585,000    $94,058,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    -------------------------   -------------------------
                                                       1998          1999          1998          1999
                                                    -----------   -----------   -----------   -----------
REVENUES..........................................  $18,565,000   $20,711,000   $30,524,000   $43,000,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses............   13,487,000    18,242,000    21,582,000    35,492,000
  Selling, General and Administrative.............    3,665,000     5,165,000     6,237,000     9,662,000
  Depreciation and Amortization...................      448,000     1,037,000       759,000     2,049,000
                                                    -----------   -----------   -----------   -----------
                                                     17,600,000    24,444,000    28,578,000    47,203,000
                                                    -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)...........................      965,000    (3,733,000)    1,946,000    (4,203,000)
OTHER EXPENSES-NET, PRIMARILY INTEREST............      651,000     1,573,000     1,218,000     3,011,000
                                                    -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES.................      314,000    (5,306,000)      728,000    (7,214,000)
INCOME TAX EXPENSE (BENEFIT)......................       16,000        25,000       274,000        44,000
                                                    -----------   -----------   -----------   -----------
NET INCOME (LOSS).................................      298,000    (5,331,000)      454,000    (7,258,000)
PREFERRED STOCK ACCRETION AND DIVIDEND
  REQUIREMENTS....................................      248,000       333,000       248,000       423,000
                                                    -----------   -----------   -----------   -----------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS.............................  $    50,000   $(5,664,000)  $   206,000    (7,681,000)
                                                    -----------   -----------   -----------   -----------
BASIC EARNINGS (LOSS) PER COMMON SHARE............  $       .00   $     (0.16)  $       .01   $     (0.23)
                                                    ===========   ===========   ===========   ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE..........  $       .00   $     (0.16)  $       .01   $     (0.23)
                                                    ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -- BASIC............................   30,773,000    34,569,000    30,490,000    33,867,000
                                                    ===========   ===========   ===========   ===========
                      -- DILUTED..................   33,609,000    34,569,000    33,326,000    33,867,000
                                                    ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                          PREFERRED STOCK        COMMON STOCK       ADDITIONAL                       TOTAL
                                         -----------------   --------------------     PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                         SHARES    AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT         EQUITY
                                         -------   -------   ----------   -------   -----------   ------------   -------------
BALANCES, December 31, 1998............  140,000   $    --   33,044,000   $    --   $25,154,000   $ (4,918,000)   $20,236,000
  Preferred stock accretion, dividends,
    and warrant discount accretion.....       --        --           --        --       137,000       (151,000)       (14,000)
  Preferred stock conversion to common
    stock..............................  (10,000)       --      121,000        --            --             --             --
  Preferred stock redemption...........   (8,000)       --           --        --      (200,000)            --       (200,000)
  Preferred stock issued in private
    placement, net of offering cost....   50,000        --           --        --     4,838,000             --      4,838,000
  Common stock issued upon exercise of
    options............................       --        --       12,000        --         5,000             --          5,000
  Common stock issued in connection
    with equity offering, net of
    offering cost......................       --        --    1,400,000        --     1,964,000             --      1,964,000
  Warrant discount accretion in
    connection with common stock
    issuance...........................                                                 210,000       (210,000)
  Net loss.............................       --        --           --        --            --     (7,258,000)    (7,258,000)
                                         -------   -------   ----------   -------   -----------   ------------    -----------
BALANCES, June 30, 1999................  172,000   $    --   34,577,000   $    --   $32,108,000   $(12,537,000)   $19,571,000
                                         =======   =======   ==========   =======   ===========   ============    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    454,000    $(7,258,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       759,000      2,049,000
     Non-cash charges associated with warrant costs.........       516,000        149,000
     Bad debt expense.......................................       134,000        379,000
     Changes in assets and liabilities, net of acquisitions:
       Receivables..........................................   (12,826,000)     4,483,000
       Inventories..........................................    (4,106,000)    (1,419,000)
       Prepaid expenses and other current assets............    (1,401,000)      (513,000)
       Deferred financing costs and other assets, net.......    (3,925,000)      (889,000)
       Accounts payable.....................................    10,910,000      5,002,000
       Accrued liabilities and customer advances............     3,886,000     (1,725,000)
                                                              ------------    -----------
          Net cash provided by (used in) operating
            activities......................................    (5,599,000)       258,000
                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...........    (7,226,000)            --
  Property and equipment additions..........................      (560,000)    (3,776,000)
                                                              ------------    -----------
          Net cash used in investing activities.............    (7,786,000)    (3,776,000)
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised............................       114,000          5,000
  Proceeds from issuance of debt and warrants...............     8,250,000      1,964,000
  Proceeds from issuance of preferred stock.................     4,678,000      4,838,000
  Borrowings under line of credit...........................            --     10,093,000
  Debt repayments...........................................    (1,067,000)   (16,443,000)
  Preferred stock dividends.................................                      (14,000)
  Preferred stock redemption................................            --       (200,000)
                                                              ------------    -----------
  Net cash provided by financing activities.................    11,975,000        243,000
                                                              ------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,410,000)    (3,275,000)
CASH AND CASH EQUIVALENTS, beginning of period..............     1,718,000      4,213,000
                                                              ------------    -----------
CASH AND CASH EQUIVALENTS, end of period....................  $    308,000    $   938,000
                                                              ============    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $     88,000    $ 3,443,000
                                                              ============    ===========
  Cash paid for income taxes................................  $         --    $        --
                                                              ============    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of business...........     2,282,000             --

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Boots & Coots International Well Control, Inc. (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not misleading.

     The accompanying consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three and six month periods ended June 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the respective full year.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company receives a majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998, which continued through the first half of 1999. In the three months and six months ended June 30, 1999, the Company incurred after-tax losses of $5.3 million and $7.3 million, respectively. In addition, the Company grew significantly through acquisition in 1998; a significant portion of the consideration paid by the Company for these acquisitions was in the form of cash and debt. As of June 30, 1999, the Company was not in compliance with certain provisions of the Comerica Loan Agreement (defined below) and that event of non-compliance exists as of August 16, 1999. The Company is in negotiations with Comerica to modify the Comerica Loan Agreement to allow for the Company to comply with its covenants through its maturity, May 2000. As of June 30, 1999, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement (defined below) respecting the Company's EBITDA to total liabilities ratio. In addition, in July 1999, the Company did not make an interest payment required to be made pursuant to the terms of the Subordinated Note and Warrant Purchase Agreement; however, the Company made a payment to Prudential on August 13, 1999 in the amount which was required to be paid in July 1999. This non-payment in July 1999 constituted an event of default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company is actively working with Prudential and management believes that Prudential will not seek its remedies under the Subordinated Note and Warrant Purchase Agreement related to the non-payment default. Based on the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been shown as a non-current liability in the accompany financial statements. There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing default under the Comerica Loan Agreement and the event of non-payment default under the Prudential Loan Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure of the Company's assets securing those loans.

     As a result of the continued weakness in the industries which the Company serves and the Company's financial position, the Company's management has taken actions in 1999 which include among others, (a) downsizing personnel, (b) attempting to improve its working capital, including reducing its inventory levels, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

quarter of 1999. Through the second quarter of 1999, the results of these efforts were not sufficient to prevent operating losses. In addition, the Company is exploring opportunities for new equity infusions and/or improved debt financing. However, should any new financing be obtained, it could have a significantly dilutive impact on existing common shareholders. There is no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     The Company believes that (a) should a prolonged weakness in the oil and gas industry persist, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

     See Note B for further discussion.

NOTE B -- BUSINESS ACQUISITIONS

     On January 2, 1998, the Company funded the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS"), an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. ITS also serves as a distributor in Venezuela and Peru of artificial lift oil recovery systems. Total consideration of $6,000,000 for the acquisition was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). This transaction was accounted for as a purchase and the acquired assets and liabilities were valued at fair market value resulting in goodwill of $4,551,000 which is amortized over 40 years.

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

     Consideration for the acquisition of Baylor was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the acquired net assets and liabilities of Baylor were valued at fair market value on a preliminary basis resulting in goodwill of $7,336,000 which is amortized over 40 years.

     On November 4, 1998, the Company's wholly-owned subsidiary, Boots & Coots Special Services, Inc., completed the acquisition through merger of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"), an emergency prevention and response services company with operations in Arkansas, Oklahoma, Louisiana

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

     For all acquisitions, the fair value of common stock issued is estimated using management's and the board of directors' judgment, which is based on recent transactions, the trading value of Company stock, trading value of similar investments, discussions with financial advisors, and the negotiations with sellers. Upon acquisition, the Company records its preliminary purchase price allocation based on available information. If additional facts become available, the Company's finalizes its allocation within one year from the date of acquisition.

     The operations of the acquired entities are included in the Company's consolidated operations from their respective acquisition dates. For the three and six month periods ended June 30, 1998, revenues, net income (loss) available to common shareholders, and net earnings (loss) per share on an unaudited pro forma basis, assuming that the ITS, B & C Special Services, Baylor and HAZ-TECH acquisitions occurred on January 1, 1998 would be as follows:

                                                     THREE MONTHS     SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1998   JUNE 30, 1998
                                                     -------------   -------------
                                                      (UNAUDITED)     (UNAUDITED)
Revenues...........................................   $31,521,000     $56,247,000
Net Income Available to Common Shareholders........      (101,000)        576,000
Basic Earnings Per Common Share....................   $       .00             .02
Diluted Earnings Per Common Share..................   $       .00             .02

     On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital. The Company was not in compliance with one financial covenant and obtained a waiver from the lender at December 31, 1998. As described in Note A, the Company was not in compliance at June 30, 1999 with certain of its financial covenants and the Company failed to make a required payment timely (in July
1999) and is, therefore, not in compliance with the terms of the agreement. Based on its discussions with Prudential, management believes Prudential will not seek its remedies under the loan agreement.

     On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Comerica Loan Agreement"), subject to a borrowing base determination. The Company used $15,458,000 of the initial draw of $20,000,000 from the Comerica loan facility to repay the Prudential Senior Notes which had provided interim working capital. The balance of funds from the initial Comerica loan draw was added to working capital. As described in Note A, the Company was not in compliance with the Comerica Loan Agreement as of June 30, 1999.

     The loan agreement relating to the Comerica Loan Agreement imposes certain restrictions on the Company's activities, including a prohibition, unless permitted, on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations on the Company or its subsidiaries

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. The Subordinated Note and Warrant Purchase Agreement relating to the Prudential Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Comerica Loan Agreement. The Comerica Loan Agreement and the Subordinated Note and Warrant Purchase Agreement each require that the Company meet certain minimum financial tests. Such restrictions would make it difficult for the Company to acquire businesses and raise the capital necessary to pursue its business strategy without the consent and cooperation of the holders of such notes.

     Effective April 15, 1999, the Comerica Loan Agreement was amended to waive non-compliance with certain financial covenants through December 31, 1998 and to modify certain financial covenants, prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate was adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000. The outstanding loan balance of 17,100,000 is classified with current liabilities in the accompanying consolidated balance sheet due to scheduled maturity within the upcoming 12 month operating cycle.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company must to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have recovered somewhat during the second quarter of 1999, the Company's well control and outsource purchasing businesses have not yet benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998. Furthermore, there is no assurance that oil and gas commodity price increases will be sustained or that they will result in increased operational activity by the Company's customers.

     The Company has grown rapidly since 1997, primarily through acquisitions in 1998. Many of the acquisitions were made through debt financing; total secured and subordinated debt increased to $47.5 million and interest cost increased to $1.7 million for the quarter ended June 30, 1999. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was not in compliance with certain of its loan covenants with its two major lenders. Management arranged waivers of past violations and modifications of existing loan covenants that the Company then believed would allow it to be in compliance with its loan agreements for 1999. Management's actions during the first quarter of 1999 included downsizing personnel and operations to meet market demand and reduce the negative cash flows caused in 1998 by acquisitions made to exploit new market opportunities. Management believe the steps taken will allow the Company to comply with loan covenants and provide cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens the alliance between the Company and Halliburton that has been in effect since 1995.

     In April and May 1999, two unaffiliated institutional investor groups purchased direct from certain holders of the Company's 10% Junior Redeemable Preferred Stock, 70,000 shares with a face amount of $1,750,000, plus accrued payment-in-kind dividends thereon. The Company entered into an agreement with the two investor groups for the preferred shares to cancel further dividend requirements and be converted into shares of the Company's $.00001 par value Common Stock 90 days after closing. The two investor groups received warrants to purchase, for a five year period, 181,432 shares of the Company's $.00001 par value Common Stock at $5.00 per share.

     In May 1999, the Company completed the sale of $2,100,000 of Common Stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of the Company's $.00001 par value Common Stock for a five year period at $5.00 per share and 700,000 shares of the Company's $.00001 Common Stock for a four year period at $4.00 per share.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged weakness in the Company's customer industries will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern.

NOTE C -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from such current proceedings will have a material adverse effect on its consolidated operations or financial position.

NOTE D -- BUSINESS SEGMENT INFORMATION

     Information concerning operations in different business segments at June 30, 1998 and 1999, and for the six-month periods then ended is presented below (in thousands). The Company considers that it operates in three segments:
Emergency Response and Restoration, Programs and Services (Risk Management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Inter-segment transfers were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

                                    EMERGENCY      PROGRAMS     MANUFACTURING
                                   RESPONSE AND       AND            AND
                                   RESTORATION     SERVICES     DISTRIBUTION    CONSOLIDATED
                                   ------------   -----------   -------------   ------------
Six Months Ended June 30, 1999
  Net Operating Revenues.........  $15,407,000    $ 6,687,000    $20,906,000    $43,000,000
  Operating Income (Loss)........   (3,218,000)    (1,573,000)       588,000     (4,203,000)
  Identifiable Operating
     Assets......................   34,638,000     13,994,000     45,426,000     94,058,000
  Equity Income..................           --             --         19,000         19,000
  Capital Expenditures...........    2,823,000        178,000        775,000      3,776,000
  Depreciation and
     Amortization................    1,045,000        181,000        823,000      2,049,000
  Interest Expense...............    3,011,000         78,000          5,000      3,094,000

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    EMERGENCY      PROGRAMS     MANUFACTURING
                                   RESPONSE AND       AND            AND
                                   RESTORATION     SERVICES     DISTRIBUTION    CONSOLIDATED
                                   ------------   -----------   -------------   ------------
Six Months Ended June 30, 1998
  Net Operating Revenues.........  $13,264,000    $15,392,000    $ 1,868,000    $30,524,000
  Operating Income (Loss)........    1,698,000        250,000         (2,000)     1,946,000
  Identifiable Operating
     Assets......................   25,188,000     20,049,000      2,571,000     47,808,000
  Capital Expenditures...........    1,131,000        151,000         40,000      1,322,000
  Interest Expense...............    1,067,000             --             --      1,067,000
  Depreciation and
     Amortization................      518,000        187,000         54,000        759,000

     For the three and six month periods ended June 30, 1998 and 1999, the Company's revenues were substantially consistent with those for the year ended December 31, 1998 (domestic -- 47%, foreign -- 53%).

     None of the Company's customers at December 31, 1998 and June 30, 1999 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company receives a majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998, which continued through the first half of 1999. In the three months and six months ended June 30, 1999, the Company incurred after-tax losses of $5.3 million and $7.3 million, respectively. In addition, the Company grew significantly through acquisition in 1998; a significant portion of the consideration paid by the Company for these acquisitions was in the form of cash and debt. As of June 30, 1999, the Company was not in compliance with certain provisions of the Comerica Loan Agreement and that event of non-compliance exists as of August 16, 1999. The Company is in negotiations with Comerica to modify the Comerica Loan Agreement to allow for the Company to comply with its covenants through its maturity, May 2000. As of June 30, 1999, the Company was not in compliance with certain financial covenants of the Subordinated Note and Warrant Purchase Agreement respecting the Company's EBITDA to total liabilities ratio. In addition, in July 1999, the Company did not make an interest payment required to be made pursuant to the terms of the Subordinated Note and Warrant Purchase Agreement; however, the Company made a payment to Prudential on August 13, 1999 in the amount which was required to be paid in July 1999. This non-payment in July 1999 constituted an event of default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company is actively working with Prudential and management believes that Prudential will not seek its remedies under the Subordinated Note and Warrant Purchase Agreement related to the non-payment default. Based on the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been shown as a non-current liability in the accompany financial statements. There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing default under the Comerica Loan Agreement and the event of non-payment default under the Prudential Loan Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure of the Company's assets securing those loans.

     As a result of the continued weakness in the industries which the Company serves and the Company's financial position, the Company's management has taken actions in 1999 which include among others, (a) downsizing personnel, (b) attempting to improve its working capital, including reducing its inventory levels, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through the second quarter of 1999, the results of these efforts were not sufficient. In addition, the Company is exploring opportunities for new equity infusions and/or improved debt financing. However, should any new financing be obtained, it could have a significantly dilutive impact on existing common shareholders. There is no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     The Company believes that (a) should a prolonged weakness in the oil and gas industry persist, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read and its financial condition should be evaluated in consideration of the foregoing.

     As discussed herein, the Company completed the acquisitions of ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. The results of operations for such acquisitions are included in the accompanying consolidated statement of operations and the condensed Business Segment operating data set forth hereinafter from their respective dates of acquisitions.

     Business segment operating data is as follows:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   -------------------------   -------------------------
                                      1998          1999          1998          1999
                                   -----------   -----------   -----------   -----------
REVENUES
  Emergency Response and
     Restoration.................  $ 8,068,000   $ 5,141,000   $13,264,000   $15,407,000
  Programs and Services..........    9,361,000     4,390,000    15,392,000     6,687,000
  Manufacturing and
     Distribution................    1,136,000    11,180,000     1,868,000    20,906,000
                                   -----------   -----------   -----------   -----------
                                   $18,565,000   $20,711,000   $30,524,000   $43,000,000
                                   ===========   ===========   ===========   ===========
COST OF SALES AND OPERATING EXPENSES
  Emergency Response and
     Restoration.................  $ 4,818,000   $ 5,842,000   $ 7,710,000   $14,670,000
  Programs and Services..........    7,925,000     3,968,000    12,681,000     5,857,000
  Manufacturing and
     Distribution................      744,000     8,432,000     1,191,000    14,965,000
                                   -----------   -----------   -----------   -----------
                                   $13,487,000   $18,242,000   $21,582,000   $35,492,000
                                   ===========   ===========   ===========   ===========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Emergency Response and
     Restoration.................  $ 1,910,000   $ 1,559,000   $ 3,338,000   $ 2,910,000
  Programs and Services..........    1,360,000     1,258,000     2,274,000     2,222,000
  Manufacturing and
     Distribution................      395,000     2,348,000       625,000     4,530,000
                                   -----------   -----------   -----------   -----------
                                   $ 3,665,000   $ 5,165,000   $ 6,237,000   $ 9,662,000
                                   ===========   ===========   ===========   ===========
DEPRECIATION AND AMORTIZATION
  Emergency Response and
     Restoration.................  $   314,000   $   529,000   $   518,000   $ 1,045,000
  Programs and Services..........      104,000       107,000       187,000       181,000
  Manufacturing and
     Distribution................       30,000       401,000        54,000       823,000
                                   -----------   -----------   -----------   -----------
                                   $   448,000   $ 1,037,000   $   759,000   $ 2,049,000
                                   ===========   ===========   ===========   ===========

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   -------------------------   -------------------------
                                      1998          1999          1998          1999
                                   -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)
  Emergency Response and
     Restoration.................  $ 1,026,000   $(2,789,000)  $ 1,698,000   $(3,218,000)
  Programs and Services..........      (28,000)     (943,000)      250,000    (1,573,000)
  Manufacturing and
     Distribution................      (33,000)       (1,000)       (2,000)      588,000
                                   -----------   -----------   -----------   -----------
                                   $   965,000   $(3,733,000)  $ 1,946,000   $(4,203,000)
                                   ===========   ===========   ===========   ===========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

REVENUES

     The net decrease in Emergency Response and Restoration Revenues of $2,927,000 from the 1998 to 1999 quarter resulted from lower revenues in Well Control operations ($991,000) and in Special Services hazardous material operations ($1,936,000). The frequency and magnitude of oil and gas well blow out events, particularly during May and June 1999, were unusually low and is attributed to both timing coincidence and continuing curtailed drilling and workover operations by the exploration and production oil and gas industry sector. The Special Services operating unit also experienced a significantly lower activity in average emergency response out calls during all of the second quarter of 1999 (approximately $900,000) with the second quarter of 1998 also including a large ship fire project ($1,036,000) The lower revenues had a significant adverse impact on operating margins for the second quarter 1999 since emergency response and restoration projects typically have larger margins.

     The net decrease in Programs and Services Revenues of $4,971,000 from the 1998 to 1999 quarter is primarily ($6,215,000) the result of continuation since September 1998 of lower international customer outsource purchasing orders and substantially reduced sales of oil well artificial lift systems in South America. These reductions in customer activity resulted from sharply curtailed industry activities continuing for the first half of 1999 due to low oil and gas prices. The net decrease was offset by $1,244,000 in revenues during May and June 1999 from two WELLSURE(SM) events where the Company served as lead contractor on the projects.

     The net increase in Manufacturing and Distribution Revenues of $10,044,000 from the 1998 to 1999 quarter is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($9,040,000) and increased sales by ABASCO during the second quarter of 1999 of industrial fire fighting equipment, foam and spill cleanup equipment and supplies.

COST OF SALES AND OPERATING EXPENSES

     The net increase in Emergency Response and Restoration Cost of Sales and Operating Expenses of $1,024,000 for the 1998 to 1999 quarter is primarily the result of increased operating costs in the Special Services operating unit. This increase was due to a net increase in the number of field office locations, including related start-up costs, in the 1999 quarter compared to 1998 together with above average third-party subcontractor costs incurred during the second quarter of 1999 on certain lower margin petro-chemical and refinery maintenance contracts.

     The net decrease in Programs and Services Cost of Sales and Operating Expenses of $3,957,000 from the 1998 to 1999 quarter is primarily ($5,294,000) the result of substantially lower international customer outsource purchasing orders and reduced sales of oil well artificial lift systems in South America. These reductions in customer activity result from sharply curtailed activities continuing for the first half of 1999 due to low oil and gas prices. Also included in the 1999 quarter are costs related to the Company's proprietary risk management program WELLSURE(SM).

     The net increase in Manufacturing and Distribution Cost of Sales and Operating Expenses of $7,688,000 from the 1998 to 1999 quarter is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($6,556,000) and costs associated with increased ABASCO operating unit sales in the second quarter 1999 ($1,132,000).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The net decrease in Emergency Response and Restoration Selling, General and Administrative Expenses of $351,000 from the 1998 to 1999 quarter primarily results from the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations and new marketing and advertising programs to increase market share.

     The net decrease in Programs and Services, Selling, General and Administrative Expenses from the 1998 to 1999 second quarter is primarily due to overhead cuts initiated during the first quarter of 1999 in the Outsource Purchasing and Logistics operating unit offset by 308,000 in incremental direct marketing costs for the Company's WELLSURE(SM) and HAZSURE(SM) proprietary Risk Management Programs. The net increase in Manufacturing and Distribution Selling, General and Administrative Expenses of $1,953,000 from the 1998 to 1999 quarter is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($1,610,000 of direct Selling, General and Administrative Expenses).

DEPRECIATION AND AMORTIZATION

     The net increase in Emergency Response and Restoration Depreciation and Amortization of $215,000 from the 1998 to 1999 second quarter is the result of an increased asset base.

     Depreciation and Amortization in Programs and Services is comparable between the 1998 and 1999 quarters.

     The net increase in Manufacturing and Distribution Depreciation and Amortization of $371,000 from the 1998 to 1999 quarter is primarily due to the acquisition of Baylor Company on July 23, 1998.

OTHER

     Other expense (primarily interest expense) of $651,000 for the three months ended June 30, 1998 increased to $1,573,000 for the three months ended June 30, 1999. The increase is primarily interest expense on increased debt levels incurred for business acquisitions during 1998.

     Income taxes for the three months ended June 30, 1998 and 1999 represents foreign taxes payable on international operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

REVENUES

     The net increase in Emergency Response and Restoration revenues of $2,143,000 from the 1998 to 1999 six month periods resulted from higher revenues in Well Control operations ($3,291,000) for the first six months of 1999 compared to 1998 offset by lower revenues in Special Services hazardous materials operations ($1,148,000) in the 1999 period. Although Well Control revenues were lower in the 1999 second quarter compared to 1998 as discussed above, first quarter 1999 revenues exceeded 1998 by $4,282,000, primarily the result of a well control project in which the Company served as the lead contractor with a larger revenue base for rebilled subcontractor costs.

     There is a period effect in 1999 of $788,000 in revenues of Special Services which was acquired February 20, 1998. However, this effect was more than offset by a net decrease in revenues for the second quarter 1999 compared to the 1998 period ($1,936,000) due to substantially lower activity in emergency response out calls in 1999 ($900,000) and the effect of a large ship fire project ($1,036,000) in 1998.

     The net decrease in Programs and Services Revenues of $8,765,000 from 1998 compared to 1999 is primarily ($10,085,000) the result of continued reductions since September 1998 in outsource purchasing orders and substantially reduced sales of oil well artificial lift systems in South America. These reductions in customer activity are the result of sharply curtailed industry activities continuing for the first half of 1999 due to low oil and gas prices. Partially offsetting the above decrease is $1,244,000 in revenues during 1999 from the Company's proprietary Risk Management Program -- WELLSURE(SM). A significant part of these revenues resulted from two WELLSURE(SM) events during May and June 1999 where the Company served as lead contractor on the projects.

     The net increase in Manufacturing and Distribution Revenues of $19,038,000 from 1998 compared to 1999 is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($17,901,000) and increased sales by ABASCO during the 1999 period ($1,137,000) resulting from second quarter 1999 sales of industrial fire fighting equipment, foam and spill clean-up equipment and supplies.

COST OF SALES AND OPERATING EXPENSES

     The net increase in Emergency Response and Restoration Cost of Sales and Operating Expenses of $6,960,000 from 1998 to 1999 is the result of increased operating costs of Well Control Operations ($5,074,000) and the Special Services Hazardous Material unit acquired February 20, 1998 ($1,886,000). Of this increase in Well Control operating expenses, approximately $4,900,000 is attributable to third party subcontractor costs associated with a well control project during the first quarter of 1999 in which the Company served as lead contractor. The increase in Special Services Costs is due to a net increase in the number of field office locations in 1999 compared to 1998 together with above average third party subcontractor costs incurred during the second quarter of 1999 on certain lower margin petro-chemical and refinery maintenance contracts.

     The net decrease in Programs and Services Cost of Sales and Operating Expenses of $6,824,000 from 1998 to 1999 is primarily the result of substantially lower international customer outsource purchasing orders and reduced sales of oil well artificial lift systems in South America ($8,208,000) offset by direct costs associated with the two WELLSURE(SM) events discussed above.

     The net increase in Manufacturing and Distribution Cost of Sales and Operating Expenses of $13,774,000 from 1998 to 1999 is primarily the result of the acquisition of the Baylor Company on July 23, 1998 ($12,500,000) with the balance representing additional costs of sales associated with increased second quarter 1999 ABASCO sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The net decrease in Emergency Response and Restoration Selling, General and Administrative Expenses of $428,000,000 from 1998 to 1999 primarily results from the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations and new marketing and advertising programs to increase market share.

     The net change in Programs and Services, Selling, General and Administrative Expenses from 1998 to 1999 is primarily due to reduced activities and related costs associated with outsource purchasing offset by $350,000 of development and marketing costs associated with Company's WELLSURE(SM) and HAZSURE(SM) Proprietary Risk Management Programs.

     The net increase in Manufacturing and Distribution Selling, General and Administrative Expenses of $3,904,000 from the 1998 to 1999 period is primarily the result of the acquisition of Baylor Company on July 23, 1998.

DEPRECIATION AND AMORTIZATION

     The net increase in Emergency Response and Restoration Depreciation and Amortization of $527,000 from 1998 to 1999 is the result of the acquisition of Boots & Coots Special Services acquired on February 20, 1998 ($260,000) with the balance of the increase ($267,000) primarily the result of an increased asset base.

     Depreciation and Amortization in Programs and Services was comparable between 1998 and 1999.

     The net increase in Manufacturing and Distribution Depreciation and Amortization of $769,000 from 1998 to 1999 is primarily due to the acquisition of Baylor Company on July 23, 1998.

OTHER

     Other expense (primarily interest expense) of $1,218,000 for the six months ended June 30, 1998 increased to $3,011,000 for the six months ended June 30, 1999. The increase primarily is due to interest expense on increased debt levels incurred for business acquisitions.

     Income taxes for the six months ended June 30, 1998 and 1999 represents foreign taxes payable on international operations.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS/ABILITY TO CONTINUE AS A GOING CONCERN

     The Company's cash expenditures in connection with the acquisitions of Boots & Coots L.P., ABASCO, ITS and B & C Special Services required a substantial portion of the Company's then existing cash reserves. Further, the terms upon which ABASCO, ITS and B & C Special Services were acquired allowed the sellers to retain most or all of the working capital of such companies. To date, the Company has funded its operations and acquisitions from: (a) equity capital contributed by its officers, directors and principal stockholders; (b) proceeds from the sale in July 1997 of $3,000,000 of 12% Senior Subordinated Notes due December 31, 2000 (the "Subordinated Notes") of which $2,900,000 has been converted into 3,867,000 shares of common stock; (c) $6,238,000 in net proceeds from the September 1997 private placement, of January 1998 7,475,000 shares of common stock (the "September Private Placement"); (d) $4,500,000 in net proceeds from the private placement in January 1998, of 10% Senior Secured Notes due May 2, 1998 (the "Senior Notes"); (e) $2,250,000 in net proceeds from the March 1998 private placement, of additional Senior Notes due June 15, 1998 ("Additional Senior Notes"); (f) seller financing on the acquired businesses in the aggregate principal amount of $5,761,000, all of which has been retired as of the date hereof; and (g) approximately $4,678,000 in net proceeds from the private placement of 196,000 Units of the Company's 10% Junior Redeemable Convertible Preferred Stock, each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share.

     On July 23, 1998, the Company completed a $45 million private placement to The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital. As discussed in Note A to the Company's consolidated financial statements, the Company was not in compliance with certain of its financial covenants as of June 30, 1999 and the Company (in July 1999) failed to make a required payment timely and is, therefore, not in compliance with the terms of the Agreement. Based on management's discussions with Prudential, management believes Prudential will not seek its remedies under the agreement and therefore, the debt has been classified as non-currrent.

     On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Comerica Loan Agreement"), subject to a borrowing base determination. The Company used $15,458,000 of the initial draw of $20,000,000 from the Comerica loan facility to repay the Prudential Senior Notes which had provided interim working capital. The balance of funds from the initial Comerica loan draw was added to working capital. As described in Note A to the Company's consolidated financial statements, the Company was not in compliance with the Comerica Loan Agreement as of June 30, 1999, and that event of default continues as of August 16, 1999.

     The loan agreement relating to the Comerica Loan Agreement imposes certain restrictions on the Company's activities, including a prohibition, unless permitted, on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations on the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. The Subordinated Note and Warrant Purchase Agreement relating to the Prudential Subordinated Notes imposes restrictions on the Company's activities which are similar to those imposed by the Loan Agreement. The Loan Agreement and the Subordinated Note and Warrant Purchase Agreement each require that the Company meet certain minimum financial tests. Such restrictions may make it difficult for the Company to acquire businesses and raise the capital necessary to pursue its business strategy without the consent and cooperation of the holders of such notes. In July 1999, the Company did not make an interest payment required to be made pursuant to the terms of the Subordinated Note and Warrant Purchase Agreement; however, the Company made a payment to Prudential on August 13, 1999 in the amount which was required to be paid in July 1999. The Company is actively working with Prudential and believes that Prudential will not seek its remedies under the Subordinated Note and Warrant Purchase Agreement related to the non-payment default. Based on the Company's discussions with Prudential, the Prudential has been shown as a non-current liability in the accompanying financial statements.

     Effective April 15, 1999, the Comerica Loan Agreement was amended to: (a) waiver certain events of non-compliance then existing; (b) to modify certain financial covenants, prospectively, (c) reduce Comerica's commitment to $20,000,000, (d) adjust the interest rate to a base rate approximating prime plus 1%, and the maturity date to May 31, 2000. The outstanding loan balance as of June 30, 1999 of $17,100,000 is classified as current in the accompanying consolidated balance sheet. As a result of losses for the quarter ended June 30, 1999, the Company is currently non-compliant with certain financial covenants of the Comerica Loan Agreement. The Company is negotiating with Comerica to obtain waivers and modifications of financial ratios for quarterly periods through the term of this Agreement.

     The Company receives the majority of its revenues from customers in the energy industry. The liquidity of the Company must be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have recovered somewhat during the second quarter of 1999. However, the Company's well control and outsource purchasing operating units have not benefited significantly from this partial recovery. The Company believes that this resulted from its customers not restoring capital and operating budgets as quickly as oil and gas prices have recovered. There is no assurance that such increases will be sustained or that they will result in increased operational activity by the Company's customers.

     The Company has grown rapidly since 1997, primarily through acquisitions in 1998. Many of the acquisitions were made through debt financing; total secured and subordinated debt has increased from $1.7 million to $47.5 million and interest expense has increased to $3.1 million for the six months ended June 30, 1999. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its acquisition strategy in the last half of 1998 in response to the industry conditions and credit availability. As of December 31, 1998, the Company was in violation of its loan covenants with its two major lenders. Management arranged waivers of past violations and modifications of existing loan covenants the Company then believed would allow it to be in compliance with its loan agreements for 1999.

     Management's actions in 1999 included downsizing personnel and operations to meet market demand and reduce of the cash drain caused by acquisitions. Management's efforts to accomplish these objectives commenced in the first quarter of 1999 and did not result in substantial cost reductions or profit improvements in the second quarter of 1999. As mentioned, the level of acquisitions will continue to be curtailed unless unusual market opportunities with favorable financing terms are identified. Each of the operating units is tightening its working capital requirements, and a very high threshold has been established for routine capital expenditures. Management is exploring opportunities for new equity investments or improved financing, including an acquisition line of credit. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary from the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share.

     Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens the alliance between the Company and Halliburton that has been in effect since 1995.

     On May 12, 1999, the Company completed the sale of $2,100,000 of Common Stock to certain institutional investors. In connection with this private placement, warrants were issued to (a) purchase 420,000 shares of Common Stock for a five-year period at $5.00 per share and (b) 700,000 shares of Common Stock for a four year period at $4.00 per share.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged weakness in the industries served by the Company will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES.

     On May 12, 1999, the Company completed the sale of 1,400,000 shares of $2,100,000 of Common Stock to certain institutional investors. In connection with this private placement, warrants were issued to purchase 420,000 shares of the Company's common stock for a five year period at $5.00 per share, and 700,000 shares of the Company's common stock for a four year period at $4.00 per share. The Company relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with such sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As a result of losses for the quarter ended June 30, 1999, the Company is not in compliance with certain loan covenants contained in a loan agreement between the Company and Comerica Bank Texas ("Comerica"). See "Liquidity and Capital Resources/Industry Conditions/Ability to Continue as a Going Concern."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.33          -- Executive Employment Agreement of Larry H. Ramming
         *10.34          -- Executive Employment Agreement of Thomas L. Easley
         *27.01          -- Financial Data Schedule

---------------

 *  Filed herewith.

     (b) Reports on Form 8-K.

        None

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

Date: August 16, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.33          -- Executive Employment Agreement of Larry H. Ramming
         *10.34          -- Executive Employment Agreement of Thomas L. Easley
         *27.01          -- Financial Data Schedule

---------------

 *  Filed herewith.