Form 10-Q
period 1999-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 1999-11-15
CIK 833845

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                            ------------------------

                         COMMISSION FILE NUMBER 1-13817

                          BOOTS & COOTS INTERNATIONAL
                               WELL CONTROL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       11-2908692
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)
      777 POST OAK BOULEVARD, SUITE 800                             77056
               HOUSTON, TEXAS                                    (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 621-7911

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 12, 1999, was 35,243,683.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
                                   PART I

Item 1.  Financial Information.......................................       3
         Consolidated Balance Sheets.................................       3
         Consolidated Statements of Operations.......................       4
         Consolidated Statements of Shareholders' Equity.............       5
         Consolidated Statements of Cash Flows.......................       6
         Notes to Consolidated Financial Statements..................    7-12
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   13-20
Item 3.  Quantitative and Qualitative Disclosures about Market             20
         Risk........................................................

                                   PART II

Item 2.  Recent Sales of Unregistered Securities.....................      21
Item 3.  Defaults Upon Senior Securities.............................      21
Item 6.  Exhibits and Reports on Form 8-K............................      21

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
Currents assets:
  Cash......................................................  $ 4,213,000    $  1,249,000
  Receivables -- net........................................   24,721,000      15,381,000
  Inventories...............................................   14,819,000      18,612,000
  Prepaid expenses and other................................      987,000       1,830,000
                                                              -----------    ------------
          Total current assets..............................   44,740,000      37,072,000
                                                              -----------    ------------
Property and equipment -- net...............................   28,114,000      30,629,000
Other assets:
  Deferred financing costs and other assets -- net..........    5,637,000       6,295,000
  Goodwill -- net...........................................   19,094,000      18,873,000
                                                              -----------    ------------
          Total assets......................................  $97,585,000    $ 92,869,000
                                                              ===========    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $14,014,000    $ 16,355,000
  Accrued liabilities and customer advances.................    8,329,000      10,883,000
  Long-term debt and notes payable -- current portion.......    4,584,000      20,569,000
                                                              -----------    ------------
          Total current liabilities.........................   26,927,000      47,807,000
                                                              -----------    ------------
Deferred income taxes and other.............................    1,346,000       1,409,000
Long-term debt and notes payable -- net of current
  portion...................................................   49,076,000      28,067,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     140,000 and 132,000 issued and outstanding at December
     31, 1998 and September 30, 1999, respectively).........           --              --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     33,044,000 and 35,244,000 shares issued and outstanding
     at December 31, 1998 and September 30, 1999,
     respectively)..........................................           --              --
  Additional paid-in capital................................   25,154,000      32,567,000
  Accumulated deficit.......................................   (4,918,000)    (16,981,000)
                                                              -----------    ------------
          Total shareholders' equity........................   20,236,000      15,586,000
                                                              -----------    ------------
          Total liabilities and shareholders' equity........  $97,585,000    $ 92,869,000
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                          -------------------------   --------------------------
                                             1998          1999          1998           1999
                                          -----------   -----------   -----------   ------------
Revenues................................  $24,451,000   $16,983,000   $54,975,000   $ 59,983,000
Costs and expenses:
  Cost of Sales and Operating
     Expenses...........................   16,879,000    13,091,000    38,462,000     48,583,000
  Selling, General and Administrative...    4,933,000     5,158,000    11,169,000     14,820,000
  Depreciation and Amortization.........      917,000     1,078,000     1,676,000      3,127,000
                                          -----------   -----------   -----------   ------------
                                           22,729,000    19,327,000    51,307,000     66,530,000
                                          -----------   -----------   -----------   ------------
Operating income (loss).................    1,722,000    (2,344,000)    3,668,000     (6,547,000)
Other expenses-net, primarily
  interest..............................    1,398,000     1,605,000     2,615,000      4,616,000
                                          -----------   -----------   -----------   ------------
Income (loss) before income taxes.......      324,000    (3,949,000)    1,053,000    (11,163,000)
Income tax expense......................      219,000        36,000       494,000         80,000
                                          -----------   -----------   -----------   ------------
Net income (loss).......................      105,000    (3,985,000)      559,000    (11,243,000)
Preferred stock accretion and dividend
  requirements..........................      391,000       577,000       639,000      1,000,000
                                          -----------   -----------   -----------   ------------
Net loss applicable to common
  shareholders..........................  $  (286,000)  $(4,562,000)  $   (80,000)   (12,243,000)
                                          -----------   -----------   -----------   ------------
Basic loss per common share.............  $     (0.01)  $     (0.13)  $       .00   $      (0.36)
                                          ===========   ===========   ===========   ============
Diluted loss per common share...........  $     (0.01)  $     (0.13)  $       .00   $      (0.36)
                                          ===========   ===========   ===========   ============
Weighted average number of common shares
  outstanding -- Basic..................   32,453,000    35,244,000    31,181,000     34,326,000
                                          ===========   ===========   ===========   ============
               -- Diluted...............   32,453,000    35,244,000    31,181,000     34,326,000
                                          ===========   ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                        PREFERRED STOCK       COMMON STOCK       ADDITIONAL                       TOTAL
                                        ----------------   -------------------     PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                        SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT          EQUITY
                                        -------   ------   ----------   ------   -----------   ------------   --------------
Balances, December 31, 1998...........  140,000    $--     33,044,000    $--     $25,154,000   $(4,918,000)    $ 20,236,000
  Preferred stock accretion,
    dividends, and warrant discount
    accretion.........................       --     --             --     --         596,000      (610,000)         (14,000)
  Preferred stock conversion to common
    stock.............................  (50,000)    --       (788,000)    --              --            --               --
  Preferred stock redemption..........   (8,000)    --             --     --        (200,000)           --         (200,000)
  Preferred stock issued in private
    placement, net of offering cost...   50,000     --             --     --       4,838,000            --        4,838,000
  Common stock issued upon exercise of
    options...........................       --     --         12,000     --           5,000            --            5,000
  Common stock issued in connection
    with equity offering, net of
    offering cost.....................       --     --      1,400,000     --       1,964,000            --        1,964,000
  Warrant discount accretion in
    connection with common stock
    issuance..........................       --     --             --     --         210,000      (210,000)              --
  Net loss............................       --     --             --     --              --   (11,243,000)     (11,018,000)
                                        -------    ---     ----------    ---     -----------   ------------    ------------
Balances, September 30, 1999..........  132,000    $--     35,244,000    $--     $32,567,000   $(16,981,000)   $ 15,811,000
                                        =======    ===     ==========    ===     ===========   ============    ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $    559,000   $(11,243,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     1,676,000      3,127,000
     Non-cash charges associated with warrant costs.........       516,000        223,000
     Bad debt expense.......................................       221,000        291,000
     Changes in assets and liabilities, net of acquisitions:
       Receivables..........................................   (14,684,000)     9,048,000
       Inventories..........................................    (5,245,000)    (3,793,000)
       Prepaid expenses and other current assets............      (353,000)      (839,000)
       Deferred financing costs and other assets, net.......    (3,619,000)    (1,279,000)
       Accounts payable.....................................     8,624,000      2,362,000
       Accrued liabilities and customer advances............     3,128,000      2,534,000
                                                              ------------   ------------
          Net cash provided by (used in) operating
            activities......................................    (9,177,000)       431,000
                                                              ------------   ------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........   (38,924,000)            --
  Property and equipment additions..........................    (1,738,000)    (4,741,000)
                                                              ------------   ------------
          Net cash used in investing activities.............   (40,662,000)    (4,741,000)
                                                              ------------   ------------
Cash flows from financing activities:
  Common stock options exercised............................       442,000          5,000
  Deferred financing cost...................................       (51,000)            --
  Proceeds from issuance of debt and warrants...............    55,632,000             --
  Proceeds from issuance of preferred and common stock......     4,600,000      6,802,000
  Debt repayments...........................................    (9,544,000)    (5,247,000)
  Preferred stock dividends.................................            --        (14,000)
  Preferred stock redemption................................            --       (200,000)
                                                              ------------   ------------
  Net cash provided by financing activities.................    51,079,000      1,346,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........     1,240,000     (2,964,000)
Cash and cash equivalents, beginning of period..............     1,718,000      4,213,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  2,958,000   $  1,249,000
                                                              ============   ============
Supplemental cash flow disclosures:
  Cash paid for interest....................................  $    441,000   $  4,231,000
                                                              ============   ============
  Cash paid for income taxes................................  $         --   $         --
                                                              ============   ============
Non-cash investing and financing activities:
  Common stock issued for acquisition of business...........  $  5,282,000   $         --
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

     The results of operations for the three and nine month periods ended September 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the respective full year.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998 that has continued through 1999. The liquidity of the Company must to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to demand as well as to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have recovered during the second and third quarters of 1999, through the third quarter of 1999 the Company's well control and outsource purchasing businesses have not yet benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998. Furthermore, there is no assurance that oil and gas commodity price increases will be sustained or that they will result in increased operational activity by the Company's customers.

     In the three months and nine months ended September 30, 1999, the Company incurred after-tax losses of $3.8 million and $11.0 million, respectively. The Company grew significantly through acquisitions made in 1998; a significant portion of the consideration paid by the Company for these acquisitions was in the form of cash and debt. As of June 30 and September 30, 1999, the Company was not in compliance with certain provisions of the Comerica Loan Agreement (defined below) and such events of non-compliance continue to exist as of the filing date hereof. The Company has been engaged in discussions with Comerica to modify the Comerica Loan Agreement to allow for the Company to comply with its covenants through maturity in May 2000. Outstanding borrowings under the Comerica Loan Agreement of $18,259,000 at September 30, 1999 have been classified as a current liability in the accompanying financial statements.

     As of June 30 and September 30, 1999, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement (defined below) respecting the Company's EBITDA to total liabilities ratio. Further, two quarterly interest payments due through the date hereof on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company is in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the two unfunded quarterly interest payments. Based on the status of the Company's

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been classified as a non-current liability in the accompany financial statements.

     There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. Although the accompanying financial statements for the nine months ended September 30, 1999 have not been audited by Arthur Andersen LLP, they have informed the Company that if the conditions described in this Note A continue to exist at the time of their audit of the financial statements for the year ended December 31, 1999, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about going concern.

     As a result of the continued weakness in the industries which the Company serves and the Company's financial position, the Company's management has taken actions in 1999 which include among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through the second quarter of 1999, the results of these efforts were not sufficient to prevent operating losses. During the third quarter of 1999, additional cost cutting measures were taken which, together with improved business activities, reduced the operating loss from $3,733,000 for the quarter ended June 30, 1999 to $2,344,000 for the quarter ended September 30, 1999. In addition, the Company is exploring opportunities for new equity infusions and/or improved debt financing. However, should any new financing be obtained, it would have a significantly dilutive impact on existing common shareholders. There can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     The Company believes that (a) should low demand for its services persist for a prolonged period, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

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

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3 (subsequently renamed Boot & Coots Special Services, Inc.,) included $571,000 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,000 shares of the Company's common stock valued at $5.06 per share, of

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

which 159,000 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 were valued at fair market value resulting in goodwill of $4,064,000 which is amortized over 40 years.

     On July 23, 1998, the Company completed the acquisition of all of the stock of Elmagco, Inc., a Delaware Corporation ("Elmagco") from Begemann, Inc., a Delaware Corporation ("Begemann"). Elmagco and its subsidiaries conduct business using the trade name Baylor Company ("Baylor"). Baylor is engaged in the design and manufacture of electrical braking and control equipment predominantly used in the drilling and marine markets, highly engineered specialty products such as SCR systems and custom pedestal leg locking systems for the offshore market. Additionally, Baylor designs and manufactures a broad line of custom AC generators, which are used in a variety of industrial, commercial and governmental applications.

     Consideration for the acquisition of Baylor was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the acquired net assets and liabilities of Baylor were valued at fair market value resulting in goodwill of $7,336,000 which is amortized over 40 years.

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

     The operations of the acquired entities are included in the Company's consolidated operations from their respective acquisition dates. For the three and nine month periods ended September 30, 1998, revenues, net income (loss) available to common shareholders, and net income (loss) per share on an unaudited pro forma basis, assuming that the ITS, B & C Special Services, Baylor and HAZ-TECH acquisitions occurred on January 1, 1998 would be as follows:

                                                         THREE MONTHS         NINE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30,1998    SEPTEMBER 30, 1998
                                                      ------------------   ------------------
                                                         (UNAUDITED)          (UNAUDITED)
Revenues............................................     $26,432,000          $82,679,000
Net (Loss) Available to Common Shareholders.........     $  (776,000)         $  (271,000)
Basic (Loss) Per Common Share.......................     $      (.02)         $      (.01)
Diluted (Loss) Per Common Share.....................     $      (.02)         $      (.01)

     On July 23, 1998, the Company completed a $45 million private placement with The Prudential Insurance Company of America ("Prudential") consisting of $15,000,000 of Senior Secured Notes due January 6, 1999 (the "Prudential Senior Notes") and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Prudential Subordinated Notes"), the proceeds of which were used to fund the acquisition of Baylor, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and to provide working capital. The Company was not in compliance with one financial covenant

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

and obtained a waiver and modification from the lender at December 31, 1998. As described in Note A, the Company was not in compliance at June 30 and September 30, 1999 with certain financial covenants and two quarterly interest payments due through the date hereof have not been made. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the two unfunded quarterly interest payments. Based on the status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been classified as a non-current liability in the accompanying financial statements.

     On October 28, 1998, the Company entered into a Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Comerica Loan Agreement"), subject to borrowing base determination. The Company used $15,458,000 of the initial draw of $20,000,000 from the Comerica loan facility to repay the Prudential Senior Notes which had provided interim working capital. The balance of funds from the initial Comerica loan draw was added to working capital.

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

     Effective April 15, 1999, the Comerica Loan Agreement was amended to waive non-compliance with certain financial covenants through December 31, 1998 and to modify certain financial covenants prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate was adjusted to a base rate approximating prime plus 1%, and the maturity date was modified to May 31, 2000. As described in Note A, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement as of June 30 and September 30, 1999. The outstanding loan balance of $18,259,000 is classified with current liabilities in the accompanying financial statements coinciding with the maturity date thereof.

NOTE C -- SHAREHOLDERS' EQUITY

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a 7 year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share. Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens and extends the term of the alliance between the Company and Halliburton that has been in effect since 1995.

     In April and May 1999, two unaffiliated investor groups purchased from certain holders of 70,000 shares of the Company's 10% Junior Redeemable Preferred Stock with a face amount of $1,750,000, plus accrued

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

payment-in-kind dividends thereon. The Company entered into an agreement with the two investor groups for the preferred shares to cancel further dividend requirements and be convertible into 1,271,000 shares of Common Stock 90 days after closing. As of September 30, 1999, 50,000 preferred shares had been converted into 667,000 common shares. The two investor groups received warrants to purchase, for a five year period, 181,000 shares of Common Stock at $5.00 per share.

     In May 1999, the Company completed the sale of $2,100,000 of Common Stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of Common Stock for a five year period at $5.00 per share and 700,000 shares of Common Stock for a four year period at $4.00 per share.

     During 1999, the Company has been actively exploring opportunities for improved and/or replacement secured debt financing and, in addition, new equity infusions. A financing plan has been agreed to in principle which would waive existing loan covenant violations, modify future covenants and provide additional interim debt financing of $3 million (increasing under certain circumstances up to $5 million) to supplement the existing secured credit facility. This interim credit facility is intended to permit the orderly replacement of the current secured credit facility. Closing is subject to completion of legal documentation and requisite reviews and approvals. Furthermore, the Company has confidentiality agreements and is in active discussions with certain investor groups regarding the making of an equity investment in the Company. However, there is no assurance that the Company will be able to complete either of these transactions, or that they will necessarily be on terms favorable to the Company. Furthermore, should such financings be obtained, they would have a significantly dilutive impact on common shareholders.

NOTE D -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from such current proceedings will have a material adverse effect on its consolidated operations or financial position.

NOTE E -- BUSINESS SEGMENT INFORMATION

     Information concerning operations in different business segments at September 30, 1998 and 1999, and for the nine-month periods then ended is presented below (in thousands). The Company operates in three segments: (a) Emergency Response and Restoration, (b) Programs and Services (risk management, outsource purchasing, manufacturer's representation and services); and (c) Manufacturing and Distribution. Inter-segment transfers were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. For purposes of this presentation, selling, general, administrative and corporate expenses have been allocated pro rata among segments using on the basis of relative revenues. In addition, general and corporate expenses are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment.

                                   EMERGENCY      PROGRAMS     MANUFACTURING
                                  RESPONSE AND       AND            AND
                                  RESTORATION     SERVICES     DISTRIBUTION    CONSOLIDATED
                                  ------------   -----------   -------------   ------------
NINE MONTHS ENDED
SEPTEMBER 30, 1999
  Revenues......................  $22,096,000    $ 9,701,000    $28,186,000    $59,983,000
  Operating income (loss).......   (4,318,000)    (2,443,000)       214,000     (6,547,000)
  Identifiable operating
     assets.....................   33,560,000     13,741,000     45,693,000     92,994,000
  Equity income.................           --             --         26,000         26,000
  Capital expenditures..........    3,121,000        188,000      1,432,000      4,741,000

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                   EMERGENCY      PROGRAMS     MANUFACTURING
                                  RESPONSE AND       AND            AND
                                  RESTORATION     SERVICES     DISTRIBUTION    CONSOLIDATED
                                  ------------   -----------   -------------   ------------
Depreciation and amortization...    1,626,000        254,000      1,247,000      3,127,000
  Interest expense..............    4,551,000        109,000          7,000      4,667,000

NINE MONTHS ENDED
SEPTEMBER 30, 1998
  Revenues......................  $20,668,000    $21,186,000    $13,121,000    $54,975,000
  Operating income (loss).......    2,611,000       (242,000)     1,299,000      3,668,000
  Identifiable operating
     assets.....................   29,185,000     18,933,000     47,325,000     95,443,000
  Capital expenditures..........      984,000        263,000         16,000      1,263,000
  Depreciation and
     amortization...............      864,000        310,000        502,000      1,676,000
  Interest expense..............    2,506,000             --         10,000      2,516,000

     For the three and nine months ended September 30, 1998 and 1999, the Company's revenues were substantially consistent with those for the year ended December 31, 1998 (domestic -- 47%, foreign -- 53%).

     None of the Company's customers at December 31, 1998 and September 30, 1999 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which are deemed doubtful of collection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS/INDUSTRY CONDITIONS/ABILITY TO CONTINUE AS A GOING CONCERN

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998 that has continued through 1999. The liquidity of the Company must to be considered in light of the significant fluctuations that are being experienced by oilfield service providers as changes in oil and gas exploration and production change customer's forecasts and budgets in response to oil and gas prices. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices have recovered during the second and third quarters of 1999, through the third quarter of 1999 the Company's well control and outsource purchasing businesses have not yet benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998. Furthermore, there is no assurance that oil and gas commodity price increases will be sustained or that they will result in increased operational activity by the Company's customers. In the three months and nine months ended September 30, 1999, the Company incurred after-tax losses of $3.9 million and $11.2 million, respectively. The Company grew significantly through acquisitions made in 1998; a significant portion of the consideration paid by the Company for these acquisitions was in the form of cash and debt. As of June 30 and September 30, 1999, the Company was not in compliance with certain provisions of the Comerica Loan Agreement (defined below) and such events of non-compliance continue to exist as of the filing date hereof. The Company has been engaged in discussions with Comerica to modify the Comerica Loan Agreement to allow for the Company to comply with its covenants through maturity in May 2000. Outstanding borrowings under the Comerica Loan Agreement of $18,259,000 at September 30, 1999 have been classified as a current liability in the accompanying financial statements.

     As of June 30 and September 30, 1999, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement (defined below) respecting the Company's EBITDA to total liabilities ratio. Further, two quarterly interest payments due through the date hereof on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company is in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the two unfunded quarterly interest payments. Based on the status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been classified as a non-current liability in the accompany financial statements.

     There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. Although the accompanying financial statements for the nine months ended September 30, 1999 have not been audited by Arthur Andersen LLP, they have informed the Company that if the conditions described in this Note A continue to exist at the time of their audit of the financial statements for the year ended December 31, 1999, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about going concern.

     As a result of the continued weakness in the industries which the Company serves and the Company's financial position, the Company's management has taken actions in 1999 which include among others,

(a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through the second quarter of 1999, the results of these efforts were not sufficient to prevent operating losses. During the third quarter of 1999, additional cost cutting measures were taken which, together with improved business activities, reduced the operating loss from $3,733,000 for the quarter ended June 30, 1999 to $2,344,000 for the quarter ended September 30, 1999. In addition, the Company is exploring opportunities for new equity infusions and/or improved debt financing. However, should any new financing be obtained, it could have a significantly dilutive impact on existing common shareholders. There can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     The Company believes that (a) should low demand for the Company's services persist for a prolonged period, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

     During 1999, the Company has been actively exploring opportunities for improved and/or replacement secured debt financing and, in addition, new equity infusions. A financing plan has been agreed to in principle which would waive loan covenant violations, modify future covenants and provide additional interim debt financing of $3 million (increasing under certain circumstances up to $5 million) to supplement the existing secured credit facility. This interim credit facility is intended to permit the orderly replacement of the current secured credit facility. Closing is subject to completion of legal documentation and requisite reviews and approvals. Furthermore, the Company has confidentiality agreements and is in active discussions with certain investor groups regarding the making of an equity investment in the Company. However, there is no assurance that the Company will be able to complete either of these transactions, or that they will necessarily be on terms favorable to the Company. Furthermore, should such financings be obtained, they would have a significantly dilutive impact on common shareholders.

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

     Business segment operating data is as follows:

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                   -------------------------   -------------------------
                                      1998          1999          1998          1999
                                   -----------   -----------   -----------   -----------
REVENUES
  Emergency Response and
     Restoration.................  $ 7,404,000   $ 6,689,000   $20,668,000   $22,096,000
  Programs and Services..........    5,794,000     3,014,000    21,186,000     9,701,000
  Manufacturing and
     Distribution................   11,253,000     7,280,000    13,121,000    28,186,000
                                   -----------   -----------   -----------   -----------
                                   $24,451,000.. $16,983,000   $54,975,000   $59,983,000
                                   ===========   ===========   ===========   ===========
COST OF SALES AND OPERATING
  EXPENSES
  Emergency Response and
     Restoration.................  $ 4,266,000   $ 5,474,000   $11,976,000   $20,144,000
  Programs and Services..........    4,893,000     2,681,000    17,574,000     8,538,000
  Manufacturing and
     Distribution................    7,720,000     4,936,000     8,911,000    19,901,000
                                   -----------   -----------   -----------   -----------
                                   $16,879,000   $13,091,000   $38,461,000   $48,583,000
                                   ===========   ===========   ===========   ===========
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES(1)
  Emergency Response and
     Restoration.................  $ 1,880,000   $ 1,734,000   $ 5,217,000   $ 4,644,000
  Programs and Services..........    1,270,000     1,130,000     3,544,000     3,352,000
  Manufacturing and
     Distribution................    1,783,000     2,294,000     2,409,000     6,824,000
                                   -----------   -----------   -----------   -----------
                                   $ 4,933,000   $ 5,158,000   $11,170,000   $14,820,000
                                   ===========   ===========   ===========   ===========
DEPRECIATION AND AMORTIZATION
  Emergency Response and
     Restoration.................  $   346,000   $   581,000   $   864,000   $ 1,626,000
  Programs and Services..........      123,000        73,000       310,000       254,000
  Manufacturing and
     Distribution................      448,000       424,000       502,000     1,247,000
                                   -----------   -----------   -----------   -----------
                                   $   917,000   $ 1,078,000   $ 1,676,000   $ 3,127,000
                                   ===========   ===========   ===========   ===========
OPERATING INCOME (LOSS)
  Emergency Response and
     Restoration.................  $   912,000   $(1,100,000)  $ 2,611,000   $(4,318,000)
  Programs and Services..........     (492,000)     (870,000)     (242,000)   (2,443,000)
  Manufacturing and
     Distribution................    1,302,000      (374,000)    1,299,000       214,000
                                   -----------   -----------   -----------   -----------
                                   $ 1,722,000   $(2,344,000)  $ 3,668,000   $(6,547,000)
                                   ===========   ===========   ===========   ===========

---------------

(1) Selling, general, administrative and corporate expenses have been allocated pro rata among segments using relative revenues as the basis for allocation.

  Comparison of the Three Months Ended September 30, 1998 with the Three Months Ended September 30, 1999 (Unaudited)

     REVENUES

     The net decrease in Emergency Response and Restoration Revenues of $715,000 from the 1998 to 1999 quarter resulted from lower revenues in Well Control operations ($940,000) partially offset by higher revenues from Special Services hazardous material operations ($225,000). The frequency and magnitude of oil and gas well blowout critical events were unusually low in July and August 1999, and are attributed to both timing coincidence and continuing curtailed drilling and workover operations by the exploration and production oil and gas industry sector. The Special Services operating unit experienced a slight increase in emergency response volume during the third quarter of 1999 (approximately $225,000) compared to the 1998 third quarter.

     The net decrease in Programs and Services revenues of $2,780,000 from the 1998 to 1999 quarter is primarily due to the continuation since September 1998 of lower international customer outsource purchasing orders and substantially reduced sales of oil well artificial lift systems in South America. These reductions in customer activity resulted from sharply curtailed industry activities which has continued through the first three quarters of 1999.

     The net decrease in Manufacturing and Distribution revenues from the 1998 to 1999 third quarter of $3,973,000 is primarily the result of delays experienced by Baylor Company during the 1999 third quarter on two major custom projects and a reduction in drilling rig brake repairs and services as a result of significantly reduced drilling activity through most of the third quarter of 1999.

     COST OF SALES AND OPERATING EXPENSES

     The net increase in Emergency Response and Restoration cost of sales and operating expenses of $1,208,000 from the 1998 to 1999 third quarter is primarily the result of increased operating costs in Special Services. This increase was due to an increase in the number of field office locations, including related start-up costs, in 1999 compared to 1998, together with higher third-party subcontractor costs incurred during the third quarter of 1999 on certain petrochemical and refinery maintenance contracts. In August 1999, a cost reduction initiative began for Special Services to reduce operating costs including: work force reductions, closure and/or consolidation of field offices; and curtailment of non-essential expenditures. The net effects of these cost reductions, after consideration of severance and other structural cost modifications, began to take effect in September 1999.

     The net decrease in Programs and Services cost of sales and operating expenses of $2,212,000 from the 1998 to 1999 third quarter is primarily ($2,339,000) the result of substantially lower international customer outsource purchasing orders and reduced sales of oil well artificial lift systems in South America. These reductions in customer activity result from sharply curtailed activities continuing in 1999 through the third quarter due to continued curtailment of capital projects by exploration and production company customers. Also included in the 1999 third quarter are costs related to the Company's proprietary risk management program WELLSURE(SM).

     The net decrease in Manufacturing and Distribution cost of sales and operating expenses of $2,784,000 from the 1998 to 1999 quarter is primarily the result of delays in shipment by Baylor Company on two major custom projects and the resultant absence related of cost of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The net decrease in Emergency Response and Restoration selling, general and administrative expenses of $146,000 from the 1998 to 1999 third quarter primarily results from cost curtailment initiatives implemented during the third quarter of 1999.

     The net decrease in Programs and Services selling, general and administrative expenses from the 1998 to 1999 third quarter of $140,000 is primarily due to the ongoing effects of overhead cuts initiated during the first quarter of 1999 and expanded during the third quarter for the Outsource Purchasing and Logistics operating unit.

     The net increase in Manufacturing and Distribution selling, general and administrative expenses of $511,000 from the 1998 to 1999 third quarter is primarily the result of the ownership of Baylor Company for only a portion of the 1998 quarter acquired on July 23, 1998 ($139,000 of direct Selling, General and Administrative Expenses).

     DEPRECIATION AND AMORTIZATION

     The net increase in Emergency Response and Restoration depreciation and amortization of $235,000 from the 1998 to 1999 third quarter is the result of an
increased asset base associated with           .

     Depreciation and amortization in Programs and Services is materially comparable from the 1998 to 1999 quarters.

     Manufacturing and Distribution depreciation and amortization is materially comparable between the 1998 and 1999 third quarters.

     OTHER

     Other expense (primarily interest expense) of $1,398,000 for the three months ended September 30, 1998 increased to $1,605,000 for the three months ended September 30, 1999. The increase is primarily interest expense on increased debt levels incurred for business acquisitions during 1998.

     Income taxes for the three months ended September 30, 1998 and 1999 represents foreign taxes payable on international operations which fluctuate from quarter to quarter based on operational activity levels.

 Comparison of the Nine Months Ended September 30, 1998 with the Nine Months Ended September 30, 1999 (Unaudited)

     REVENUES

     The net increase in Emergency Response and Restoration revenues of $1,428,000 from the 1998 to 1999 nine month periods resulted from higher revenues in Well Control operations ($2,351,000) for the first nine months of 1999 compared to 1998, offset by lower revenues in Special Services hazardous materials operations ($923,000) in the 1999 period. Although Well Control revenues were lower in the 1999 third quarter compared to 1998 as discussed above, first quarter 1999 revenues exceeded 1998 by $4,282,000, primarily the result of a well control project in which the Company served as the lead contractor with a larger revenue base for rebilled subcontractor costs. There is a period effect in 1999 of $288,000 in revenues of Special Services which was acquired February 20, 1998. However, this effect was more than offset by a net decrease in revenues for the second quarter 1999 compared to the 1998 period ($1,936,000) due to substantially lower activity in emergency response out calls in 1999 ($900,000) and the effect of a large ship fire project ($1,036,000) in 1998.

     The net decrease in Programs and Services Revenues of $11,485,000 from 1998 compared to 1999 is primarily ($12,866,000) the result of continued reductions since September 1998 in outsource purchasing orders and substantially reduced sales of oil well artificial lift systems in South America. These reductions in customer activity are the result of sharply curtailed industry activities continuing through the third quarter of 1999 due to low oil and gas prices. Partially offsetting the above decrease is $1,511,000 in incremental revenues in 1999 from the Company's proprietary Risk Management Program -- WELLSURE(SM). A significant part of these revenues resulted from two WELLSURE(SM) events during May and June 1999 where the Company served as lead contractor on the projects.

     The net increase in Manufacturing and Distribution revenues of $15,065,000 from 1998 compared to 1999 is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($17,901,000) and increased sales by ABASCO during the 1999 period ($1,500,000) resulting from second and third quarter 1999 sales of industrial fire fighting equipment, foam and spill clean-up equipment and supplies.

     COST OF SALES AND OPERATING EXPENSES

     The net increase in Emergency Response and Restoration cost of sales and operating expenses of $8,168,000 from 1998 to 1999 is the result of increased operating costs of Well Control operations ($4,793,000) and the Special Services hazardous material unit acquired February 20, 1998 ($3,225,000). Of this increase in Well Control operating expenses, approximately $4,900,000 is attributable to third party subcontractor costs associated with a well control project during the second quarter of 1999 in which the

Company served as lead contractor. The increase in Special Services costs is due to a net increase in the number of field office locations in 1999 compared to 1998 together with above average third party subcontractor costs incurred during the second quarter of 1999 on certain lower margin petrochemical and refinery maintenance contracts.

     The net decrease in Programs and Services cost of sales and operating expenses of $9,036,000 from 1998 to 1999 is primarily the result of substantially lower international customer outsource purchasing orders and reduced sales of oil well artificial lift systems in South America ($10,547,000) offset by direct costs associated with the two WELLSURE(SM) events discussed above.

     The net increase in Manufacturing and Distribution cost of sales and operating expenses of $10,990,000 from 1998 to 1999 is primarily the result of the acquisition of the Baylor Company on July 23, 1998 ($12,500,000) with the balance representing additional costs of sales associated with increased second quarter 1999 ABASCO sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The net decrease in Emergency Response and Restoration selling, general and administrative expenses of $573,000 from 1998 to 1999 primarily results from cost curtailment initiatives initiated during the third quarter of 1999; and the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations and new marketing and advertising programs to increase market share.

     The net decrease of $192,000 from 1998 to 1999 in Programs and Services selling, general and administrative expenses from 1998 to 1999 is primarily due to reduced activities and related costs associated with outsource purchasing; the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations and new marketing and advertising programs to increase market share; offset by $65,000 of development and marketing costs associated with Company's WELLSURE(SM) and HAZSURE(SM) Proprietary Risk Management Programs.

     The net increase in Manufacturing and Distribution selling, general and administrative expenses of $4,415,000 from the 1998 to 1999 period is primarily the result of the acquisition of Baylor Company on July 23, 1998.

     DEPRECIATION AND AMORTIZATION

     The net increase in Emergency Response and Restoration depreciation and amortization of $762,000 from 1998 to 1999 is the result of the acquisition of Boots & Coots Special Services acquired on February 20, 1998 ($260,000) with the balance of the increase primarily ($500,000) the result of an increased asset base.

     Depreciation and Amortization for Programs and Services was materially comparable between 1998 and 1999.

     The net increase in Manufacturing and Distribution depreciation and amortization of $745,000 from 1998 to 1999 is primarily due to the acquisition of Baylor Company on July 23, 1998.

     OTHER

     Other expense (primarily interest expense) of $2,615,000 for the nine months ended September 30, 1998 increased to $4,616,000 for the nine months ended September 30, 1999. The increase is primarily due to interest expense on increased debt levels incurred for business acquisitions.

     Income taxes for the nine months ended September 30, 1998 and 1999 represents foreign taxes payable on international operations which fluctuate based on operational activity levels.

LIQUIDITY AND CAPITAL RESOURCES

     See the notes to the accompanying financial statements and Results of Operations/Industry Conditions/ Ability to Continue as a Going Concern for a discussion of current defaults on the Company's debt, the Company's current operating losses, significant industry conditions impacting the Company, and related matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company's market sensitive financial instruments contains "forward looking statements".

     Interest Rate Risk. At September 30, 1999, the Company had minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to a significant risk of earnings loss due to changes in market interest rates.

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

Date: November 15, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
        *27.01            -- Financial Data Schedule

---------------

* Filed herewith.