Form 10-K405
period 1999-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2000-07-17
CIK 833845

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             ---------------------
                                   FORM 10-K
                             ---------------------

(MARK ONE)
       [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

       [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13817

                             ---------------------

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

                             ---------------------
         Securities registered under Section 12(b) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
       Common Stock, $.00001 par value                    American Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

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

     The aggregate market value of such stock on April 17, 2000 based on the last quoted price before trading was halted on such date was $15,171,639.

     The number of shares of the issuer's common stock outstanding on July 14, 2000 was 31,174,877.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I......................................................     3
  Item 1.   Description of Business.........................     3
  Item 2.   Description of Properties.......................    15
  Item 3.   Legal Proceedings...............................    16
  Item 4.   Submission of Matters to a Vote of Security
     Holders................................................    16
PART II.....................................................    17
  Item 5.   Market for Common Equity and Related Stockholder
     Matters................................................    17
  Item 6.   Selected Financial Data.........................    18
  Item 7.   Management's Discussion and Analysis of
     Financial Condition and Results of
              Operations....................................    19
  Item 7A. Quantitative and Qualitative Disclosures about
     Market Risk............................................    26
  Item 8.   Financial Statements............................    27
  Item 9.   Changes in and Disagreements with Accountants on
     Accounting and Financial
              Disclosure....................................    27
PART III....................................................    27
  Item 10.  Directors, Executive Officers, Promoters and
     Control Persons; Compliance
               with Section 16(a) of the Exchange Act.......    27
  Item 11.  Executive Compensation..........................    29
  Item 12.  Security Ownership of Certain Beneficial Owners
     and Management.........................................    33
  Item 13.  Certain Relationships and Related
     Transactions...........................................    34
PART IV.....................................................    35
  Item 14.  Exhibits List and Reports.......................    35
SIGNATURES..................................................    38
FINANCIAL STATEMENTS
  Reports of Independent Public Accountants.................   F-1
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Shareholders' Equity
     (Deficit)..............................................   F-5
  Consolidated Statements of Cash Flows.....................   F-7
  Notes to Consolidated Financial Statements................   F-8

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Boots & Coots International Well Control, Inc. (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas emergencies, to remediate affected sites and restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing and other non-critical well control services, including pre-event planning, training and consulting services. The Company also manufactures and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry, including drilling rig brakes, controls, and monitors; industrial and marine electrical AC generators; and marine thrusters and controls. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies. Through April 2000, the Company was actively engaged in providing materials and equipment procurement, transportation and logistics services to the energy industry. (See History of Company -- Acquisition of ITS Supply Corporation, Products and Services provided by the Company and Note D -- Discontinued Operations included in the accompanying Consolidated Financial Statements).

     The Company acts as a holding company for its operating subsidiaries, IWC Services, Inc., Boots & Coots Special Services, Inc. and Baylor Company. With the exception of Boots & Coots Special Services, Inc., Baylor Company and HAZ-TECH Environmental Services, Inc., the asset and/or business acquisitions discussed below were acquired by the Company through IWC Services, Inc. These acquisitions were made with the objective of having operating capabilities in three primary business segments: (1) emergency response and restoration; (2) programs and services; and (3) manufacturing and distribution. As discussed herein under Discontinued Operations and in Note D -- Discontinued Operations included in the accompanying Consolidated Financial Statements, the decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation "ITS". In April 2000, substantially all prospective operations of ITS were ceased and the majority of ITS employees were terminated.

     In 1998, the Company operated in three (3) business segments: Emergency Response and Restoration, Programs and Services and Manufacturing and Distribution. The risk management business unit of IWC Services, which encompasses the WELLSURE Program and ITS were included under the business segment, Programs and Services. As a result of the December 1999 decision to sell or in the alternative discontinue ITS's business operations, the Company has determined that its risk management programs are more appropriately included with the Emergency Response and Restoration business segment. Accordingly, all business segment disclosures contained herein reflect this classification for all periods presented.

RECENT FINANCIAL DEVELOPMENTS

     ITS Bankruptcy Proceedings. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS' operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U. S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and any payment which might occur is contractually exempted. The Company continues to pursue negotiations and with parties indicating interest in potential purchases of certain of ITS' assets but no assurance of any sale can be given at this time.

     Comerica Loan Agreement Default. As of June 30 and September 30, 1999, the Company was not in compliance with certain provisions of the Comerica Loan Agreement, executed by the Company and

Comerica Bank -- Texas dated October 28, 1998. Such events of non-compliance continued to exist through December 1999, at which time the Company negotiated and entered into interim forbearance agreements with Comerica that have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000, and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $14,321,000 at December 31, 1999, have been classified as a current liability in the accompanying financial statements.

     Prudential Subordinated Note Default. As of June 30, September 30, and December 31, 1999, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, executed originally by the Company and the Prudential Insurance Company of America on July 23, 1998, respecting the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has given the Company notice of its intention to accelerate the obligations of the Company under the Prudential Subordinated Note; however, as of the date of this filing, Prudential has not taken any further steps to complete the acceleration of the obligation. Further, quarterly interest payments due since the quarter ended July 23, 1999, on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the unpaid quarterly interest payments and other proposals designed to resolve the subordinated debt and related interest obligations. No resolution has yet been reached. Based on the status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been classified as a current liability in the accompanying financial statements.

     There can be no assurance that Comerica and Prudential will not exercise their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. Although the accompanying financial statements for the year ended December 31, 1999, have been prepared on the basis of the Company continuing as a going concern, as discussed in Note A to the accompanying consolidated financial statements, significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations. The audit opinion issued by Arthur Andersen LLP for the year ended December 31, 1999, includes an explanatory fourth paragraph because of substantial doubt regarding the Company's ability to continue as a going concern.

     Halting of Trading of the Company's Common Stock. On April 20, 2000, the Company announced that the American Stock Exchange had halted trading in the common stock of the Company pending the filing of this Annual Report on Form 10-K and the Company's Form 10-Q for the period ended March 31, 2000. Although management of the Company believes that it has complied with the requests of the American Stock Exchange, and has scheduled meetings to review compliance and disclosures which it believes should lead to a lift in the current halt in trading status, no assurance can be provided that the American Stock Exchange will lift the halt on the trading of the Company's common stock or that it will not act to delist the Company from the exchange.

     Subsequent Financing Activity. As discussed in Note M to the financial statements herein, subsequent to March 31, 2000, the Company received approximately $6.6 million in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,480,000 shares of common stock to the investment group that arranged the financing. In the aggregate, the warrants are currently exercisable for approximately 9 million shares, with the balance exercisable at such time as the Company has adequate shares of common stock available. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,000,000 shares and $0.75 per share as to 3,480,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised.

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

     ABASCO's products and services include mechanical skimmers, containment booms and boom reels, dispersant sprayers, agent absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and remediation services. In response to depressed downstream industry conditions existing for a significant part of 1999 and limitations on capital, the Company has substantially reduced but not discontinued the operations of ABASCO, including the closure and consolidation of facilities and reduction in workforce.

     Acquisition of ITS Supply Corporation. On January 2, 1998, the Company completed the acquisition of all of the capital stock of ITS Supply Corporation ("ITS") for aggregate consideration of $6,000,000 cash. Financing for the acquisition of ITS was provided from working capital ($500,000); and proceeds from the issuance of 10% Senior Secured Promissory Notes ($4,500,000) and short-term bridge financing from the seller ($1,000,000). Through April 2000 ITS, operated as an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom.

     As discussed above, on May 18, 2000 ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code.

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

     B & C Special Services, originally headquartered in Harlingen, Texas, provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies. B & C Special Services also specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services. Through December 31, 1997, B & C Special Services operated out of facilities in Harlingen, El Paso, Laredo, San Antonio and Houston, Texas. In 1998, additional emergency response facilities and equipment were added in Ft. Worth, Texas, and Denver, Colorado. During 1999, cost reduction steps were initiated that included workforce level reductions and the closure of field offices located in Harlingen, El Paso, Laredo, Denver, Garland, Beaumont and Omaha.

     Acquisition of Baylor Company. On July 23, 1998, the Company completed the acquisition of all of the capital stock of Baylor Company ("Baylor"). Consideration for the acquisition of Baylor was approximately $25,000,000 cash, a dividend payment of $2,000,000, and the issuance of 540,443 shares of the Company's common stock, which shares were delivered into escrow to provide recourse to the Company for claims that may arise as a consequence of a breach by such stockholder or Baylor of certain of the representations, warranties and covenants contained in the definitive agreements. At December 31, 1999 and July 7, 2000, such common shares remain in escrow.

     Baylor, headquartered in Sugarland, Texas, manufactures and markets a varied line of industrial products, many of them proprietary, for the drilling, marine and power generation industries. The Company's base line of products include Elmagco(R) Brakes, brake controls, brake monitors, closed loop cooling systems, Thyrig(TM) Drive Systems, deepwater thrusters and mooring systems as well as AC generators sold under the trade names EMD, Delco and Baylor, worldwide. In 1999 Baylor acquired the Synchronous Motor Product Line of the former Louis Allis Company.

     Acquisition of HAZ-TECH Environmental Services, Inc. Effective as of November 4, 1998, the Company completed the acquisition, through a merger with B & C Special Services, of all of the capital stock of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"). Consideration for the acquisition of HAZ-TECH was $315,671 cash, assumption of liabilities and the issuance of 269,150 shares of the Company's common stock, of which one-half were delivered into escrow to provide recourse to the Company for claims that may arise as a consequence of a breach by the sellers of certain representations, warranties and covenants contained in the definitive agreements. As of December 31, 1999, 269,150 shares have been released to the selling shareholders of HAZ-TECH.

     The HAZ-TECH agreement provided that in the event the Company's common stock average trading price was less than $5 per share for a stipulated post-acquisition date window, then additional shares, subject to a designated floor price of $4 per share, would be issued to the HAZ-TECH selling shareholders. At December 31, 1999, 67,288 shares of common stock have been reserved by the Company for issuance pursuant to this provision with such shares being distributed to the HAZ-TECH selling shareholders in 2000.

     HAZ-TECH provided a complete range of emergency prevention and response services, including hazardous materials and waste management, OSHA personnel training and environmental site audits, surface and groundwater hydrology, bioremediation and pond dewatering, and water treatment to chemical manufacturing, railroad and truck transportation companies in Texas, Louisiana, Oklahoma and Arkansas.

     In 1999, the two former shareholders of HAZ-TECH filed lawsuits against the Company alleging breach of contract wrongful termination under Employment Contracts and other claims. See Item 3, Legal Proceedings for further discussion of this litigation.

     Halliburton Alliance. The Company conducts business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name "WELLCALL(SM)" and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning, and other specialized services.

     Business Strategy. As a result of defaults under the Company's Senior Secured Credit Facility and Subordinated Note and Warrant Purchase and operating losses sustained during 1999, the Company has been forced to operate with a minimum of working capital. This in turn has restricted operations and forced the curtailment of certain business acquisition and expansion programs in process at December 31, 1998. As a result of the conditions, the Company has curtailed its business expansion program, discontinued the operations of ITS and has focused its efforts on its remaining two (2) business segments, Emergency Response and Restoration and Manufacturing and Distribution. Financial information with respect to the business segments is presented in Footnote L to the Company's Consolidated Financial Statements. Subject to capital availability, the Company intends to expand its operations and to build upon its demonstrated strengths while increasing revenues from its consulting, equipment sales, environmental containment and remediation services and Non-critical Events discussed below. Recognizing that the well control services business is a finite market whose services upside potential is dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event services on a global basis and expand its range of services to establish a diversified and expanded revenue base. Subject to the availability of capital, the Company intends to accomplish its objectives by promoting the Halliburton Alliance and the WELLSURE(SM) program, continuing to integrate the businesses of Boots & Coots, ABASCO, Boots & Coots Special Services, and HAZ-TECH, increasing the geographical scope of its training and consulting programs, and establishing additional Company-owned or managed Fire Stations. Like the Company owned Fire Stations in Houston, Texas, and Anaco, Venezuela and the industry supported Fire Station on the North Slope of Alaska, the proposed Company-owned Fire Stations would include the equipment required to respond to a well blowout or fire. In general, the Company plans to offer a broader range of services to oil and gas producers worldwide, increasing both the scope of its target and its market share.

     Additionally, subject to available capital, the Company hopes to expand its service capabilities through a combination of internal growth, additional acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, the Company believes a number of attractive acquisition opportunities exist in the pressure control, emergency response and environmental services segments of the business. The oil and gas services business in general, and the emergency response and environmental remediation segments in particular, are characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable alliance partners.

     Executive Offices. The Company's principal executive office is located at 777 Post Oak Boulevard, Suite 800, Houston, Texas, 77056, telephone (713) 621-7911.

THE EMERGENCY RESPONSE SEGMENT OF THE OIL AND GAS SERVICE INDUSTRY

     History. The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company, the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley took on an assistant named Red Adair who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Mathews and Raymond Henry as members of his professional firefighting staff. Mr. Adair later added Richard Hatteberg, Danny Clayton, Brian Krause, Mike Foreman and Juan Moran to his staff, and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Mathews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots, an independent firefighting, snubbing and blowout control company.

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

     On a typical blowout, debris removal, fire suppression and well control can require several weeks of intense effort and consume millions of dollars, including several hundred thousand dollars in airfreight costs alone.

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

     In addition to seeking pre-event consulting services, a number of major oil and gas producers have come to the realization that servicing the worldwide firefighting and well control market from Houston is inefficient: the response time is too long and the cost of transporting equipment by air freight is prohibitive. As a result, the Company has established and maintains an industry supported "Fire Station" on the North Slope of Alaska. Under the terms of the agreement, the Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. Subject to capital availability, the Company will consider the establishment of a worldwide network of Company owned or managed Fire Stations and to use this global presence as the foundation to seek to establish a preeminent position in the oil and gas well firefighting business.

     Volatility of Firefighting Revenues. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company. While the demand for firefighting and blowout control services ordinarily follows predictable trends in the oil and gas industry, extraordinary events such as the Bay Marchand and Piper Alpha disasters have historically occurred only every four to six years. Wars, acts of terrorism and other unpredictable factors may increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company can expect to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services. While the Company believes that its acquisitions of ABASCO, Code 3 and Baylor and anticipated revenues from the WELLSURE(SM) program and from the Company's consulting, and industrial and marine firefighting services will help to provide an expanded and predictable revenue and earnings base in the future, there can be no assurance that the Company will be successful in further developing these acquired businesses and added services. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year for the foreseeable future.

PRODUCTS AND SERVICES PROVIDED BY THE COMPANY

     The Company is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas well emergencies, to remediate affected sites and to restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing and other non-critical well control services, including pre-event planning, training and consulting services. The Company also manufactures and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry, including drilling rig brakes, controls and monitors; industrial and marine electrical generators; and marine thrusters and controls. The Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies. As discussed above, the Company through its ITS operating subsidiary had provided materials and equipment procurement, transportation and logistics services to the energy industry. Operations were substantially curtailed in April 2000 and on May 18, 2000 ITS filed, in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing.

     The Company's principal products and services for its two ongoing principal business segments include:

  Emergency Response and Restoration

     The Emergency Response and Restoration business segment includes the following operating subsidiaries of the Company: IWC Services including its risk management business unit, B & C Special Services.

     Well Control. This service segment is divided into two distinct levels: (1) "Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. (2) "Non-critical Event" response, on the other hand, is intended for the more common operating problems that do not involve escaping hydrocarbons.

          Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in significant revenues to the Company in the year of the incident. The Company's professional firefighting staff has approximately 225 years of aggregate industry experience in responding to Critical Events, oil well fires and blowouts.

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

     Fire Fighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Emergency Response Center that the Company has established on the North Slope of Alaska. The establishment of this Emergency Response Center, completed during the six-month period ended December 31, 1997, included the sale of approximately $485,000 in equipment. The Company has also entered into a ten-year agreement with renewal clauses to provide ongoing consulting services relating to the Emergency Response Center, including training, contingency planning, safety inspections and emergency response drills.

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

     Oil and Chemical Spill Containment and Reclamation. B & C Special Services provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies. B & C Special Services also specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

     Consulting; Drilling Engineering. The Company provides through its highly specialized in-house engineering staff, and the Halliburton Energy Services division, engineering services for such areas as: (1) planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations), (2) planning and design of production facilities which are susceptible to well capping or other control procedures, and (3) mechanical and computer aided designs for well control equipment.

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

     Regional Emergency Response Centers. The Company currently has Emergency Response Centers in Houston, Texas, and Anaco, Venezuela, and maintains an industry supported Emergency Response Center on the North Slope of Alaska. Subject to availability of capital, the Company plans to deploy at least one Emergency Response Center per year over a five year period. The equipment for these proposed Emergency Response Centers would either be purchased by the Company for its own account or purchased by a consortium of local producers who would then contract with the Company for maintenance and consulting services. It is believed these Emergency Response Centers, once established, would place the Halliburton Alliance in an unique competitive position within the industry and allow the Alliance to gain market share by reducing the mobilization time and costs traditionally involved in controlling major blowout events. During 2000, the Company completed an agreement to sell the equipment and contracted to establish and manage an industry supported emergency response center in Algeria. These Emergency Response Centers would be established subject to the availability of capital or the specific economic commitment of a consortium of local producers as referenced above.

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

  Programs and Services

     Previously, the Programs and Services business segment included the following operating subsidiaries and business units of the Company: the risk management business unit of IWC Services, which encompasses the WELLSURE(SM) Program, and ITS. As a result of the December 1999 decision to sell or in the alternative discontinue ITS' business operations, an assessment has been made that the Company's risk management programs are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented.

     Supply, Transportation and Logistics. Through April 2000, ITS operated as an ISO 9002 certified and provided material and equipment procurement, transportation and logistics services to the energy industry worldwide. ITS also served as a distributor in Venezuela and Peru of artificial lift oil recovery systems. As discussed herein under History of Company -- Acquisition of ITS Supply Corporation, Products and Services provided by the Company and in Note
D -- Discontinued Operations included in the accompanying Consolidated Financial Statements, the decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through ITS. In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated and on May 18, 2000, ITS filed, in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. ITS' foreign subsidiaries operating in Venezuela and Peru were not included in this filing.

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

     Oil and Chemical Spill Containment and Remediation Equipment. The Company's ABASCO unit has been a leader in the design and manufacture of a comprehensive line of rapid response oil and chemical spill containment and reclamation equipment and products, including mechanical skimmers, containment booms and boom reels, dispersant sprayers, dispersal agents, absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and reclamation products. In response to depressed downstream industry conditions existing for a significant part of 1999 and limitations on capital, the Company has substantially reduced but not discontinued the operations of ABASCO, including the closure and consolidation of facilities and reduction in workforce.

DEPENDENCE UPON CUSTOMERS

     The Company is not materially dependent upon a single or a few customers, although one or a few customers may represent a material amount of business for a limited period as a result of the unpredictable demand for well control and firefighting services. The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over.

HALLIBURTON ALLIANCE

     In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance in 1995 with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, "WELLCALL(SM)", draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALL(SM) provides to an operator include:

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

     As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting and Risk Management expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. It is anticipated that future Company-owned Fire Stations, if developed, will be established at existing Halliburton facilities and that maintenance of the Fire Station equipment will be performed by Halliburton employees. The Halliburton Alliance also gives the Company access to Halliburton's global communications, credit and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

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

     The agreement documenting the alliance between the Company and Halliburton (the "Alliance Agreement") provided that it would remain in effect for an indefinite period of time and could be terminated prior to September 15, 2005, only for cause, or by mutual agreement between the parties. Under the Alliance Agreement, cause for termination was limited to (i) a fundamental breach of the Alliance Agreement, (ii) a change in the business circumstances of either party,
(iii) the failure of the Alliance to generate economically viable business, or
(iv) the failure of either party to engage in good faith dealing. On April 15, 1999, in connection with a $5 million purchase by Halliburton of the Company's Series A Cumulative Senior Preferred Stock, the Company and Halliburton entered into an expanded Alliance Agreement which effectively expanded this alliance relationship. While the Company considers its relationship with Halliburton to be good and strives to maintain productive communication with its chief Alliance partner, there can be no assurance that the Alliance Agreement will not be terminated by Halliburton. The termination of the Alliance Agreement could have a material adverse effect on the Company's future operating performance.

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

     Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to companies in the industry. To the date hereof, the Company has not been subject to any fines or penalties for violations of governmental or environmental regulations. There have been no material capital expenditure requirements made to date to comply with environmental regulations.

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURE(SM) program, and its acquisitions of Boots & Coots, ABASCO, B & C Special Services, Baylor and HAZ-TECH has strengthened its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors capital availability, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of June 30, 2000, the Company and its operating subsidiaries collectively had 286 full-time employees, and 68 part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

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

RELIANCE UPON OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The Company's emergency response services require highly specialized skills. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its officers, directors and key employees. In seeking qualified personnel, the Company will be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business. The Company has considered obtaining key man insurance on a selected basis to partially offset the risk of loss of personnel, however, there is no assurance that such insurance could be obtained or would be available at a reasonable cost.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company leases a 39,000 square foot office at 777 Post Oak Blvd., Houston, Texas, from an unaffiliated landlord through August 2005 at a monthly rental of $64,000. In February 2000, the Company subleased approximately 50% of this office space on substantially similar terms and conditions as the primary lease. The Company leases an 11,000 square foot Emergency Response Center facility in Anaco, Venezuela, which space is rented through January 2000 for a monthly rental of $4,000. The Company owns a facility in northwest Houston, Texas, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company also owns manufacturing facilities in Sugar Land, Texas, including 190,000 square feet of shop buildings, 22,000 square feet of office space and 24 acres of land. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas.

This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000, and is subleased on substantially the same terms. The Company's ABASCO business unit leased a 61,500 square foot office and warehouse facility in northwest Houston, Texas, through October 31, 2003 at a monthly rental of $18,495. This facility was closed in December 1999 and ABASCO was released from the lease in June 2000. The Company's B & C Special Services business unit leases a 12,750 square foot office and equipment storage facility in southeast Houston, Texas, through December 31, 2003 at a monthly rental of $13,000. Additionally, the Company has leased office and equipment storage facilities in various other cities within the United States, Venezuela, the United Kingdom and Peru. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Except as disclosed under this item, management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position.

     The Company and a subsidiary are named in a lawsuit filed in August of 1999 relating to the purchase of Haz-Tech Environmental Services, Inc. ("Haz-Tech") in November of 1998. The lawsuit is styled James Stephen Gladden and Gerald Anglin v. Boots & Coots International Well Control, Inc. and Boots & Coots Special Services, Inc.; Cause No. 1999-39928; in the 80th Judicial District Court of Harris County, Texas.

     This is a lawsuit for breach of the plaintiffs' respective employment agreements, fraud, and breach of the merger agreement pursuant to which Haz-Tech was acquired and merged into Boots & Coots Special Services, Inc. ("Special Services"). Plaintiffs allege that they signed six-year employment agreements with Special Services which could be terminated only for cause, as defined in the agreements, and that they were wrongfully terminated without cause pursuant to a cost-reduction plan. Plaintiffs further allege that Special Services fraudulently represented its intention to employ them for an extended period at the time the employment agreements were executed and that the Company breached the merger agreement by failing to use its best efforts to collect certain scheduled accounts receivable of Haz-Tech following the acquisition, including certain Haz-Tech invoices to Code 3, Inc. (n/k/a Boots & Coots Special Services, Inc.) in the alleged total amount of approximately $93,000, by failing to assign them any uncollected accounts receivable, by failing to issue additional stock to plaintiffs pursuant to a price adjustment provision in the merger agreement, and by failing to release certain Boots & Coots stock which was escrowed pursuant to the merger agreement. Each plaintiff alleges damages in excess of $600,000 in connection with their wrongful termination claims as well as additional damages in connection with their other claims.

     The Company disagrees with the contentions made by the plaintiffs and intends to defend itself accordingly, nevertheless, no assurances can be given that a favorable outcome will be obtained.

     Additionally, in May of 2000, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. At the time of the filing, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. The Company, in consultation with its counsel, believes that it is not probable that any creditors of ITS may successfully assert and realize judgements against the Company.

     Although the Company anticipates that ITS will develop a plan of reorganization in connection with the bankruptcy proceeding, management of the Company can make no assurance that the reorganization of ITS will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the AMEX under the symbol "WEL." On April 20, 2000, the Company announced that the American Stock Exchange had halted trading in the common stock of the Company pending filing of the Company's Form 10-K for the year ended December 31, 1999 with the Securities and Exchange Commission and further disclosure regarding the Company's ongoing efforts to refinance and/or resolve defaults under its senior secured and subordinated loan agreements. Prior to January 30, 1998, the Company's common stock was traded on the NASD's OTC Electronic Bulletin Board under the symbol "BCWC." Significant trading in the Company's common stock has occurred only since August 1997. The following tables set forth the high and low sales prices per share of the common stock as reported quarterly within the years ended December 31, 1998 and 1999. Bid information has been provided by National Quotation Bureau, Inc., and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                           HIGH AND LOW SALES PRICES

                                                          1998              1999
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
March 31...........................................  $5.750   $4.750   $2.875   $1.750
June 30............................................   7.937    4.750    2.188    1.188
September 30.......................................   6.125    1.375    1.250    0.375
December 31........................................   3.023    2.125    0.750    0.250

     On April 17, 2000, the last reported sale price of the common stock as reported on AMEX was $0.50 per share.

     As of July 14, 2000, the Company's common stock was held by approximately 266 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name.

     The Company has not paid any cash dividends on its common stock to date. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business. The Company's credit facilities currently prohibit paying cash dividends.

SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary of the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a five year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share. The agreement also provides for additional warrants to purchase an additional 1,250,000 shares of the Company's stock which are contingently issuable if certain revenue targets in the Alliance Agreement are not met at the end of the three years. Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens and extends the term of the alliance between the Company and Halliburton that has been in effect since 1995. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D for the issuance of the Units. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of purchasers, all of whom were "accredited investors" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     In March 1999, one holder of the Company's 10% Junior Redeemable Preferred Stock converted 10,000 preferred shares into 121,000 common shares. In April and May 1999, three unaffiliated investor groups purchased from third parties of 74,000 shares of the Company's outstanding 10% Junior Redeemable Preferred Stock with a face amount of $1,841,000, plus accrued payment-in-kind dividends thereon. The Company entered into an agreement with two of the investor groups to cancel further dividend requirements and to issue 1,167,000 shares of Common Stock upon conversion of such shares 90 days after closing. The third investor group entered into an agreement with the Company to convert the preferred shares into 60,000 shares of Common Stock 90 days after closing and continue the Preferred Stock dividends until conversion to Common Stock. As of December 31, 1999, 40,000 preferred shares had been converted into 667,000 common shares. The three investor groups received warrants to purchase, for a five year period, 381,000 shares of Common Stock at $5.00 per share. The Company relied upon
Section 4(2) of the Act, and Regulation D for the issuance of the Units. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of purchasers, all of whom were "accredited investors" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     In May 1999, the Company completed the sale of $2,100,000 of Common Stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of Common Stock for a five year period at $5.00 per share and 700,000 shares of Common Stock for a four year period at $4.00 per share. Additional warrants were issued to the investors in the private placement to purchase 63,000 shares of Common Stock for a five-year period at $5.00 per share as a penalty for non-registration of the private placement Common Stock within 150 days of the completion of the sale. The Company relied upon Section 4(2) of the Act, and Regulation D for the issuance of the Units. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of purchasers, all of whom were "accredited investors" within the meaning Regulation D promulgated under the Act, and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     In March 31, 2000, the Company received approximately $6.6 million in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,480,000 shares of common stock to the investment group that arranged the financing. The Company relied upon Section 4(2) of the Act for the issuance of the warrants.

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 shares from $5.00 per share to $1.25 per share and to lower the exercise price on 100,000 shares to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of its 10% Junior Redeemable Convertible Preferred Stock held by certain of such unaffiliated parties and issued a warrant to purchase 456,000 shares of common stock at an exercise price of $1.25 per share. The Company relied upon Section 4(2) of the Act for the issuance of the warrant. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of parties, all of whom were accredited investors and sophisticated and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial data of the Company for each of the fiscal years ended as of June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998 and 1999 which was derived from the Company's audited consolidated financial statements. In the opinion of management of the Company, the unaudited consolidated financial statements for the six months ended December 31, 1996 and the year ended December 31, 1997 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial data for such period. The results of operations for the six months ended December 31, 1996 and 1997 are not necessarily indicative of results for a full fiscal year. The decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a viable purchaser for ITS's operations; on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. The results of operations of ITS are presented as discontinued operations in Selected Financial Data and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                  SIX MONTHS ENDED
                                YEAR ENDED          DECEMBER 31,                  YEARS ENDED DECEMBER 31,
                                 JUNE 30,     -------------------------   ----------------------------------------
                                   1997          1996          1997          1997          1998           1999
                                -----------   -----------   -----------   -----------   -----------   ------------
                                              (UNAUDITED)                 (UNAUDITED)
INCOME STATEMENT DATA:
  Revenues....................  $ 2,564,000   $   743,000   $ 5,389,000   $ 7,154,000   $50,947,000   $ 67,565,000
  Operating income (loss).....      (68,000)     (397,000)     (432,000)     (360,000)    1,215,000    (16,688,000)
  Loss from continuing
    operations before
    extraordinary item........     (156,000)     (411,000)     (565,000)     (374,000)   (2,858,000)   (23,288,000)
  Loss from discontinued
    operations, net of income
    taxes.....................           --            --            --            --      (138,000)    (7,828,000)
  Net loss before
    extraordinary item........     (156,000)     (411,000)     (565,000)     (374,000)   (2,996,000)   (31,116,000)
  Extraordinary Item -- Loss
    on Debt Extinguishment....           --            --      (193,000)     (193,000)           --             --
  Net loss....................     (156,000)     (411,000)     (758,000)     (567,000)   (2,996,000)   (31,116,000)
  Net loss attributable to
    common shareholders.......  $  (156,000)  $  (411,000)  $  (758,000)  $  (567,000)   (3,937,000)   (32,360,000)
BASIC AND DILUTED LOSS PER
  COMMON SHARE:
  Continuing Operations.......  $     (0.01)  $     (0.04)  $     (0.02)  $     (0.03)  $     (0.12)  $      (0.71)
  Discontinued Operations.....           --            --            --            --            --          (0.23)
  Extraordinary Item..........           --            --         (0.01)        (0.02)           --             --
  Net Loss....................  $     (0.01)  $     (0.04)  $     (0.03)  $     (0.05)  $     (0.12)  $      (0.94)
                                ===========   ===========   ===========   ===========   ===========   ============
  Weighted average common
    Shares outstanding........   12,191,000    11,500,000    23,864,000    12,136,000    31,753,000     34,352,000

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
BALANCE SHEET DATA:
  Total assets..............................................  $89,301,000    $ 62,248,000
  Long-term debt and notes payable..........................   50,449,000      43,231,000
  Working capital (deficit).................................   21,651,000     (47,323,000)
  Shareholders' equity (deficit)............................   20,236,000      (4,327,000)
  Common shares outstanding.................................   33,044,000      35,244,000

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

     As discussed herein, the Company completed the acquisitions of Boots & Coots, L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. The results of operations for such acquisitions are included in the condensed Statements of Operations set forth hereinafter from the respective dates of acquisitions through the reporting period end. For all periods presented herein, the operations of ITS have been reclassified as discontinued operations.

     The Company elected in 1997 to change its fiscal year from June 30, 1997, to December 31, 1997. A summary of operating results for the fiscal year ended June 30, 1997, the six months ended December 31, 1996 and 1997, and the years ended December 31, 1997, 1998 and 1999 are as follows:

                                           SIX MONTHS ENDED
                          YEAR ENDED         DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                           JUNE 30,    ------------------------   ----------------------------------------
                             1997         1996          1997         1997          1998           1999
                          ----------   -----------   ----------   -----------   -----------   ------------
                                       (UNAUDITED)                (UNAUDITED)
Revenues................  $2,564,000    $ 743,000    $5,389,000   $7,154,000    $50,947,000   $ 67,565,000
Costs and Expenses:
  Cost of Sales and
    Operating
    Expenses............   1,460,000      732,000     3,786,000    4,619,000     36,792,000     55,683,000
  Selling, General and
    Administrative......   1,061,000      371,000     1,536,000    2,328,000     10,724,000     19,608,000
  Depreciation and
    Amortization........     111,000       37,000       499,000      567,000      2,216,000      4,455,000
  Write-down of
    long-lived assets...          --           --            --           --             --      4,507,000
  Operating Income
  (Loss)................     (68,000)    (397,000)     (432,000)    (360,000)     1,215,000    (16,688,000)
  Interest (expense) and
    other income, net...     (63,000)      (1,000)      (92,000)      40,000     (3,954,000)    (6,386,000)
  Income Tax Expense....     (25,000)     (13,000)      (41,000)     (54,000)      (119,000)      (214,000)
  Loss from Continuing
    Operations before
    Extraordinary
    Item................    (156,000)    (411,000)     (565,000)    (374,000)    (2,858,000)   (23,288,000)
  Loss from Discontinued
    Operations, net of
    income taxes........          --           --            --           --       (138,000)    (7,828,000)
  Net Loss Before
    Extraordinary
    Item................    (156,000)    (411,000)     (565,000)    (374,000)    (2,996,000)   (31,116,000)
  Extraordinary Loss on
    Early Debt
    Extinguishment......          --           --      (193,000)    (193,000)            --             --
  Net Loss..............    (156,000)    (411,000)     (758,000)    (567,000)    (2,996,000)   (31,116,000)

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. In prior year reports, the risk management business unit of IWC Services, which encompasses the WELLSURE(SM) Program, and ITS were included under a business segment, Programs and Services. As a result of the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an assessment has been made that the Company's risk management programs are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented.

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------   ------------
REVENUES
  Emergency Response and Restoration......................  $28,999,000   $ 28,418,000
  Manufacturing and Distribution..........................   21,948,000     39,147,000
                                                            -----------   ------------
                                                            $50,947,000   $ 67,565,000
                                                            ===========   ============
COST OF SALES AND OPERATING EXPENSES
  Emergency Response and Restoration......................  $21,599,000   $ 27,509,000
  Manufacturing and Distribution..........................   15,193,000     28,174,000
                                                            -----------   ------------
                                                            $36,792,000   $ 55,683,000
                                                            ===========   ============
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)
  Emergency Response and Restoration......................  $ 7,289,000   $ 10,043,000
  Manufacturing and Distribution..........................    3,435,000      9,565,000
                                                            -----------   ------------
                                                            $10,724,000   $ 19,608,000
                                                            ===========   ============
DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration......................  $ 1,402,000   $  2,500,000
  Manufacturing and Distribution..........................      814,000      1,955,000
                                                            -----------   ------------
                                                            $ 2,216,000   $  4,455,000
                                                            ===========   ============
OPERATING INCOME (LOSS)
  Emergency Response and Restoration......................  $(1,291,000)  $(15,201,000)
  Manufacturing and Distribution..........................    2,506,000     (1,487,000)
                                                            -----------   ------------
                                                            $ 1,215,000   $(16,688,000)
                                                            ===========   ============

---------------

(1) Selling, General, Administrative and Corporate expenses have been allocated pro rata among segments using relative revenues for the basis.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) WITH SIX MONTHS ENDED DECEMBER 31, 1997

     During the periods presented, the Company was engaged primarily in one business segment -- well control and firefighting.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED) WITH THE YEAR ENDED DECEMBER 31, 1998

     As a result of the acquisition program carried out during 1998, the Company's business expanded from principally a well control and fire fighting company into two principal business segments, emergency response and restoration and manufacturing and distribution.

     Revenues were $7,154,000 for the year ended December 31, 1997 compared to $50,947,000 for the year ended December 31, 1998. This increase was the result of increased market share from diversification of IWC Services' well control and fire fighting client-base ($9,630,000) and business acquisitions ($34,163,000).

     Operating expenses were $4,619,000 for the year ended December 31, 1997 compared to $36,792,000 for the year ended December 31, 1998. The increase was the result of expanded well control operations beginning in the fourth quarter of calendar 1997 ($5,238,000) and business acquisitions ($26,935,000).

     Selling, general and administrative expenses were $2,328,000 for the year ended December 31, 1997 compared to $10,724,000 for the year ended December 31, 1998. The increase resulted from additional investments in personnel, systems and infrastructure necessary to support the Company's expanded scope of operations; new marketing and advertising programs to increase market share and diversify the Company's well control client base, development of and marketing of the Company's WELLSURE(SM) risk management programs ($5,522,000) and business acquisitions ($2,874,000).

     Depreciation and amortization expense increased from $567,000 for the year ended December 31, 1997 to $2,216,000 for the year ended December 31, 1998, primarily as the result of depreciation and amortization relating to property and equipment obtained in, and goodwill resulting from, business acquisitions.

     Interest expense was $184,000 for the year ended December 31, 1997 compared to $3,896,000 for the year ended December 31, 1998. The increase is primarily from interest expense on increased debt incurred for business acquisitions made during 1998.

     Income taxes for the years ended December 31, 1997 and 1998 represents foreign taxes on international operations.

     Operating results of ITS, acquired as of January 2, 1998, are presented as discontinued operations for the year ended December 31, 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1999

     As a result of the acquisition program carried out during 1998, the Company's business expanded from principally a well control and fire fighting company into two principal business segments: emergency response and restoration and manufacturing and distribution.

     The net decrease in Emergency Response and Restoration revenues of $581,000 from 1998 to 1999 resulted from higher revenues in Well Control operations and risk management ($1,207,000) for 1999 compared to 1998; offset by lower revenues in Special Services hazardous materials operations ($1,670,000) in 1999. Well Control revenues for 1999 were higher than 1998 primarily as the result of a 1999 well control project in which the Company served as the lead contractor with a larger revenue base for rebilled subcontractor costs. A significant part of 1999 risk management revenues resulted from two WELLSURE(SM) events during May and June 1999 where the Company served as lead contractor on the projects. There is a period effect in 1999 of $288,000 in revenues of the Special Services Hazardous Materials Unit which was acquired February 20, 1998. However, this effect was more than offset by a net decrease in revenues for 1999 compared to the 1998 period ($1,870,000) due to substantially lower activity in emergency response out calls and the effect of a large ship fire project ($1,036,000) in 1998.

     The net increase in Manufacturing and Distribution revenues of $17,199,000 from 1998 compared to 1999 is primarily the result of the acquisition of Baylor Company on July 23, 1998 ($15,692,000) and increased sales by ABASCO during the 1999 period ($1,379,000) resulting from second and third quarter 1999 sales of industrial fire fighting equipment, foam and spill clean-up equipment and supplies.

  Cost of Sales and Operating Expenses

     The net increase in Emergency Response and Restoration cost of sales and operating expenses of $5,910,000 from 1998 to 1999 is the result of increased operating costs of Well Control operations and risk management, and the Special Services hazardous materials unit acquired February 20, 1998. Of this increase in operating expenses, approximately $4,900,000 is attributable to third party subcontractor costs associated with a well control project during the second quarter of 1999 in which the Company served as lead contractor and approximately $1,400,000 is attributable to risk management direct costs for two WELLSURE(SM) events during May and June 1999 where the Company served as lead contractor on the projects. The balance of the increase is primarily due to a net increase in the number of Special Services field office locations in 1999 compared to 1998 together with above average third party subcontractor costs incurred during the second quarter of 1999 on certain lower margin petrochemical and refinery maintenance contracts.

     The net increase in Manufacturing and Distribution cost of sales and operating expenses of $12,981,000 from 1998 to 1999 is primarily the result of the acquisition of the Baylor Company on July 23, 1998 ($12,500,000) with the balance representing additional costs of sales associated with increased second quarter 1999 ABASCO sales. Also included in ABASCO costs of sales is an impairment provision of $613,000 to reduce the carrying value of inventories to estimated net realizable values.

  Selling, General and Administrative Expenses

     The net increase in Emergency Response and Restoration selling, general and administrative expenses of $2,754,000 from 1998 to 1999 reflects the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations, new risk management and WELLSURE systems and procedures, lead contractor for emergency restoration capabilities and marketing and advertising programs to increase market share. Also reflected in 1999 are initial results from cost curtailment initiatives initiated during the third quarter of 1999.

     The net increase in Manufacturing and Distribution selling, general and administrative expenses of $6,130,000 from the 1998 to 1999 period is primarily the result of the acquisition of Baylor Company on July 23, 1998.

     Included in selling, general and administrative expenses for 1999 are $1,076,000 of non-recurring charges resulting from the write-off of costs associated with acquisition screening and cancelled financing projects and estimated lease abandonment costs; $1,197,000 in additional allowances for bad debts; and $659,000 in accruals for legal and audit fees.

  Depreciation and Amortization

     The net increase in Emergency Response and Restoration depreciation and amortization of $1,098,000 from 1998 to 1999 is the result of an increased depreciable asset base for Well Control and Boots & Coots Special Services.

     The net increase in Manufacturing and Distribution depreciation and amortization of $1,141,000 from 1998 to 1999 is primarily due to the acquisition of Baylor Company on July 23, 1998.

     As a result of the Company's liquidity problems which intensified during the fourth quarter of 1999 and have continued to date in 2000, a restructuring of certain of the Company's operating units and extensive workforce reduction and other cost-reduction programs were initiated. In addition, an extensive review of long-lived assets was performed. A provision for asset impairment of $4,507,000 was made at December 31, 1999, to reduce the carrying value of goodwill ($3,822,000) and property and equipment ($685,000) to estimated realizable values.

  Other

     Other expense (primarily interest expense) of $3,954,000 for 1998 increased to $6,386,000 for 1999. The increase is primarily due to interest expense on increased debt levels incurred for business acquisitions and higher debt financing expenses associated with the interim restructuring of the Company's senior secured credit facility.

     Income taxes for 1998 and 1999 represents foreign taxes payable on international operations which fluctuate based on operational activity levels.

     Operating results of ITS, acquired as of January 2, 1998, are presented as discontinued operations for the years ended December 31, 1998 and 1999. The results of discontinued operations for 1999 include impairment provisions of $686,000 to reduce the carrying value of property and equipment to estimated realizable values and a provision of $4,382,000 to write off the unamortized goodwill associated with the acquisition of ITS.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued into 1999. World-wide oil and gas prices and related activity hit new lows in late 1998 and early 1999, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Crude and refined products pricing have been historically considered cyclical. Some improvements in the industry have occurred through the first six months of 2000, however to date the Company's well control businesses have not benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998. The Company's upstream and downstream customer bases have not to date increased project expenditure levels to those existing in the first half of 1998. The liquidity of the Company must be considered in light of the significant fluctuations that have been experienced in oil and gas exploration and production activities in response to changes in oil and gas prices. These fluctuations significantly impacted the Company's cash flows as supply and demand factors impacted the number and size of projects available.

     As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among other things, (a) downsizing personnel, (b) attempting to improve its working capital,
(c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources were deployed in the more profitable operations. The Company's initial efforts commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses. In the years ended December 31, 1998 and 1999, the Company incurred after-tax losses of $2,858,000 and $23,288,000, respectively, from continuing operations and $2,996,000 and $31,116,000 in net losses after consideration of discontinued operations. A decision was made to discontinue the operations of the Company's ITS subsidiary and such operation is reported as a discontinued operation in the accompanying consolidated financial statements. See Note D.

     As of December 31, 1999, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000 and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $14,321,000 at December 31, 1999 have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

     As of June 30, September 30, and December 31, 1999, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement respecting the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Further, quarterly interest payments due since the quarter ended July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of its obligations. Based on the uncertain status of the Company's discussions with Prudential, the $28,046,000 recorded liability balance of the Prudential obligation has been included in current maturities of long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,954,000, representing the remaining note face amount attributed to the warrants sold to Prudential, is included in additional paid-in capital but would also require funding.

     The Company has continued to explore possibilities for new improved debt financing and/or equity infusions. As discussed in Note M to the accompanying Financial Statements through July 14, 2000, $6,635,000 in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. The Company has received a commitment, expiring on July 31, 2000, for a senior secured credit facility that would replace the Comerica facility. There are substantive unresolved issues associated with closing this facility and negotiations are ongoing with the prospective lender. In addition, the Company has ongoing discussions regarding the sale of certain assets and operations; however, there are no definitive agreements in place as of this date.

     The new financing obtained to date and future additional financing could have a dilutive impact on existing common shareholders which could be significant. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     There can be no assurance that Comerica and Prudential will not exercise their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. The Company's deteriorating liquidity position subsequent to December 31, 1999, has also resulted in the inability to pay certain vendors in a timely manner. Although the accompanying financial statements for the year ended December 31, 1999 have been prepared on the basis that the Company will continue as a going concern, as discussed in Note A to the accompanying consolidated financial statements, significant uncertainties exist as to the ability of the Company to resolve its financing and liquidity issues and attain profitable operations. The audit opinion issued by Arthur Andersen LLP for the year ended December 31, 1999, includes an explanatory fourth paragraph because of substantial doubt about the Company's ability to continue as a going concern.

     The Company believes that (a) should low demand for the Company's services persist for a prolonged period, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will continue to have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

RECENT ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore it will be adopted in 2001.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the third quarter of 2000.

YEAR 2000 ISSUES

     The Company previously assessed and reported on issues regarding its computer accounting and other systems' compliance capabilities to process transactions beginning with "Year 2000."

     All computer accounting systems of the Company and its operating subsidiaries' were "Year 2000" compliant with the exception of one subsidiary, ITS, which is reported in discontinued operations. Charges billed by third parties for the cost of upgrading the ITS existing computer accounting software package to a later generation software version that was "Year 2000" compliant was approximately $275,000, inclusive of software and hardware procurement, installation, customization of certain purchase and sales modules, and user training. Due to budgetary constraints, in the fourth quarter of 1999, this project was suspended and critical accounting processes were transferred to an existing accounting system that was "Year 2000" compliant. Additionally, charges from one of the third party service providers has been disputed by ITS.

     The remaining "Year 2000" issue involves a limited number of microprocessor controlled manufacturing equipment units. The modifications necessary to bring such control processors into compliance with "Year 2000" requirements cost between $30,000 to $40,000 and were completed during 1999.

     Through July 14, the Company has not experienced any notable problems as a result of "Year 2000" related issues.

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

     The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase.

     The Company estimates that if prevailing market interest rates had been ten percent higher throughout 1998 and 1999, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $83,000 in 1998 and approximately $160,000 in 1999. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 1998 and 1999, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1,500,000 at December 31, 1998 and 1999, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

NAME                                        AGE                    POSITION
----                                        ---                    --------
Larry H. Ramming..........................  53    Chairman of the Board of Directors
                                                  Chief Executive Officer
Brian Krause..............................  44    Director
                                                  President of Emergency Services Operations
K. Kirk Krist.............................  41    Director
Jerry L. Winchester.......................  41    Director
                                                  President and Chief Operating Officer
Dewitt H. Edwards.........................  41    Executive Vice President -- Administration
Thomas L. Easley..........................  55    Director (Vice President & Chief Financial
                                                  Officer Through February 7, 2000)
E. J. DiPaolo.............................  47    Director
W. Richard Anderson.......................  46    Director

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

     Brian Krause has served as the President of IWC Services, Inc. (Well Control Business Unit) and as a Director of the Company since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krause serves as a Class III Director for a three-year term that will expire on the date of the annual meeting of stockholders in calendar year 2001. Mr. Krause brings over 19 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

     K. Kirk Krist has served as a member of the Company's Board of Directors since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist serves as a Class III Director for a three-year term that will expire on the date of the annual meeting of stockholders in calendar year 2001. Mr. Krist also serves on the Audit and Compensation Committees. Mr. Krist has been a self-employed oil and gas investor and venture capitalist since 1982.

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

     Thomas L. Easley served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 through February 7, 2000, at which time he resigned to pursue another business activity. Mr. Easley has served as a director since March 25, 1998 and continues to do so. Mr. Easley serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice
President -- Finance of Huthnance International, Inc., a closely held offshore oil and gas drilling contractor. Since February 7, 2000, Mr. Easley has served as Executive Vice President -- Finance & Administration of Grant Geophysical, Inc., a closely-held seismic data acquisition and processing company.

     E. J. "Jed" DiPaolo has served as a director since May 1999. Mr. DiPaolo is Senior Vice President, Global Business Development of Halliburton Energy Services, having responsibility for all worldwide business development activities. Mr. DiPaolo has been employed at Halliburton Energy Services since 1976 in progressive positions of responsibility.

     W. Richard Anderson has served as a director since August 1999. Since October 1998, Mr. Anderson has served as the Executive Vice President, Chief Financial Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any late filed reports.

ITEM 11. EXECUTIVE COMPENSATION.

     Boots & Coots International Well Control, Inc. is a holding company, all of the business activities of which is conducted by its subsidiaries.

     The Summary Compensation Table below sets forth the cash and non-cash compensation information for the twelve month period ended December 31, 1997, the six month transition period from July 1, 1997 to December 31, 1997, and the years ended December 31, 1998 and 1999, for the Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the years ended December 31, 1998 and 1999. Calendar year annual compensation disclosures reflect amounts paid by the Company and IWC Services, Inc., prior to its acquisition by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                            ANNUAL         ------------
                                                         COMPENSATION       RESTRICTED        ALL
                                                       -----------------      STOCK          OTHER
NAME AND PRINCIPAL POSITION               PERIOD        SALARY    BONUS       AWARDS      COMPENSATION
---------------------------            -------------   --------   ------   ------------   ------------
Larry H. Ramming.....................      1999        $280,624       --       --             --
  Chairman of the Board                    1998         287,000       --       --             --
  and Chief Executive Officer              1997          98,565   $2,604       --             --
                                       7/1-12/31/97      59,945    2,604       --             --
Jerry Winchester.....................      1999         262,000       --       --             --
  President, Boots & Coots Group       11/1-12/31/98     43,666       --       --             --
Brian Krause.........................      1999         162,000       --       --             --
  President, IWC Services, Inc.            1998         145,000       --       --             --
                                           1997          95,081       --       --             --
                                       7/1-12/31/97      55,261       --       --             --
Dewitt H. Edwards....................      1999         162,000       --       --             --
  Executive Vice President             9/1-12/31/98      54,000       --       --             --
Thomas L. Easley.....................      1999         210,925       --       --             --
  Through February 7, 2000,
  Vice President and                       1998         155,833       --       --             --
  Chief Financial Officer                  1997         133,725       --       --             --
                                       7/1-12/31/97      92,850       --       --             --

     The following tables sets forth additional information with respect to stock options granted in 1999 under the Company's Incentive Plan to the named executive officers.

                               OPTION GRANTS 1999

                                                         INDIVIDUAL GRANTS
                                                         -----------------
                                                            % OF TOTAL
                                                          OPTIONS GRANTED     EXERCISE OR
                                             OPTIONS      TO EMPLOYEES IN     BASE PRICE     EXPIRATION
NAME                                         GRANTED        FISCAL YEAR        ($/SHARE)        DATE
----                                         --------    -----------------    -----------    ----------
Larry H. Ramming...........................   750,000(1)        60%              $1.55        05/03/09
Thomas L. Easley...........................   500,000(2)        40%               1.55        05/03/09

---------------

(1) As discussed in Note M -- Events Subsequent to December 31, 1999 included in the accompanying Consolidated Financial Statements, in April 2000, Mr. Ramming voluntarily contributed these options to the Company in exchange for the commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $0.75 per share. This act was taken to make available additional authorized but unissued and uncommitted shares of the Company's Common Stock in connection with financing transactions completed subsequent to December 31, 1999.

(2) As a result of Mr. Easley's resignation as an officer of the Company effective February 7, 2000, the above options have lapsed.

     The following table sets forth information with respect to the unexercised options to purchase shares of Common Stock which were granted in 1999 or a prior year to the named executive officers and held by them at December 31, 1999. None of the named executive officers exercised any stock options during 1999.

                      AGGREGATED OPTION EXERCISES IN 1999
                        AND 1999 YEAR-END OPTION VALUES

                                                                                 VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED          IN-THE-MONEY OPTION
                                                    OPTIONS AT YEAR-END               AT YEAR-END
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Larry H. Ramming..............................    750,000             --             --             --
Thomas L. Easley..............................    500,000             --             --             --
Jerry L. Winchester...........................    400,000        600,000             --             --
DeWitt H. Edwards.............................    200,000         80,000             --             --

     As discussed in Note M -- Events Subsequent to December 31, 1999 included in the accompanying Consolidated Financial Statements, in April 2000 Messrs. Ramming, Winchester and Edwards each voluntarily contributed these options to the Company in exchange for the commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $0.75 per share. This act was taken to make available additional authorized but unissued and uncommitted shares of the Company's Common Stock in connection with financing transactions completed subsequent to December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company in fiscal year 1999 was composed of K. Kirk Krist and Jerry L. Winchester. Mr. Winchester joined the Company as President and Chief Executive Officer effective November 1, 1998. During 1999, Mr. Krist constituted the Compensation Committee. In the period covered by this report, none of the Company's executive officers served as a board member or member of a compensation committee or similar body for another company that had an executive officer serving as a member of the Company's Board of Directors or Compensation Committee.

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

     Determination of Executive Officer Compensation. The Compensation Committee is developing compensation policies designed to align the compensation paid to the executive officers with the Company's overall business strategy, values and management initiatives. These policies will be designed to: (i) reward executives for long-term strategic management which results in the enhancement of shareholder values; (ii) support a performance-oriented environment which rewards achievement of both internal Company goals and enhanced Company performance compared to performance levels of comparable companies in the industry, and (iii) attract and retain executives whose abilities are critical to the long-term success and competitiveness of the Company. The Company's executive officers have been compensated to date pursuant to the items of their employment agreements.

     Determination of the Chief Executive Officer's Compensation. As Chief Executive Officer, Mr. Ramming is compensated pursuant to an employment agreement described under "Employment Agreements" below. Mr. Ramming's compensation to date, including the Employment Contract entered into effective April 1, 1999, has been based on previously completed equity and debt financing and business acquisitions in which Mr. Ramming played a critical role, as well as Mr. Ramming's extensive involvement in financing efforts.

                                                     The Compensation Committee:

                                                      Jerry L. Winchester
                                                      K. Kirk Krist

EMPLOYMENT ARRANGEMENTS

     Mr. Ramming, the Company's Chairman and Chief Executive Officer, through 1997 was actively involved in a number of independent business activities and through such date did not devote his full time to the affairs of the Company. Mr. Ramming executed effective as of August 1, 1997, a one year employment agreement with the Company which allowed for his outside activities provided that he devoted such time to the Company's affairs as was reasonably necessary for the performance of his duties, with such activities not to be competitive with the Company's business and not to materially adversely affect his performance as an officer and director of the Company. Through December 31, 1997 Mr. Ramming's employment arrangement provided for an annual salary of $125,000 and an annual automobile allowance of $12,000. Effective January 1, 1998, Mr. Ramming agreed to prospectively curtail all material outside business activities and under this interim employment arrangement, his annual salary was increased to $275,000. A five-year contract, effective April 1, 1999, was entered into with Mr. Ramming, which provided for an annual salary of $300,000 and an annual automobile allowance of $18,000. In August 1999, as a result of the Company's financial condition, Mr. Ramming voluntarily agreed to a deferral of payment of 25% of his monthly salary and vehicle allowance. Such deferral continued though May 2000. In connection with the employment contract entered in 1999, Mr. Ramming was granted an option to purchase up to 750,000 shares of the Company's Common Stock at a per share price of $1.55 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). The options vest ratably over five years at the anniversary date of the employment contract, conditioned upon continued employment at the time of each vesting and subject to immediate vesting based upon change of control which occurred.

     In May 2000, Mr. Ramming agreed to the cancellation of this option as well as options related to this loan and financing provided to the company in order to provide additional available shares of Common Stock for warrants to be issued in connection with additional financings. The Company agreed to issue Mr. Ramming an equivalent number of stock options in the future, subject to availability of authorized and unissued or committed common shares.

     Mr. Winchester serves as President and Chief Operating Officer of the Company. Mr. Winchester's employment agreement, which was effective as of November 1, 1998, provides for an annual salary of $250,000 and an annual automobile allowance of $12,000. In addition, Mr. Winchester was granted an option to purchase up to 1,000,000 shares of common stock of the Company at a per share price of $1.91 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). 200,000 of such options vested upon execution of this contract. The balance vests at the rate of 200,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. In May 2000, Mr. Winchester agreed to the cancellation of this option in order to provide additional available shares of Common Stock for warrants to be issued in connection with additional financings. The Company agreed to issue Mr. Winchester an equivalent number of stock options in the future, subject to availability of authorized and unissued or committed common stock.

     Mr. Easley served as Chief Financial Officer of the Company during 1996 and 1997 and performed certain other services, including sourcing and conducting due diligence on certain acquisition prospects and raising debt and equity capital, pursuant to a consulting arrangement with the Company. Mr. Easley's interim employment arrangement, which was effective as of March 1, 1998, provided for an annual salary of $175,000 and an annual automobile allowance of $12,000. A five-year contract, effective April 1, 1999, was entered into with Mr. Easley, which provided for an annual salary of $225,000 and an annual automobile allowance of $18,000. In August 1999, as a result of the Company's financial condition, Mr. Easley voluntarily agreed to a deferral of payment of the increased monthly salary from $175,000 to $225,000. Such deferral continued though the current date hereof. In connection with the employment contract entered in 1999, Mr. Easley was granted an option to purchase up to 500,000 shares of the Company's common stock at a per share price of $1.55 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). The options vest ratably over five years at the anniversary date of the employment contract, conditioned upon continued employment at the time of each vesting. As a result of Mr. Easley's resignation, this option has now expired.

     Mr. Edwards serves as Executive Vice President of the Company. Mr. Edwards' employment agreement, which was effective as of September 1, 1998, provides for an annual salary of $150,000 and an annual automobile allowance of $12,000. In addition, Mr. Edwards was granted an option to purchase up to 100,000 shares of common stock of the Company at a per share price of $3.29 (85% of the last bid price of such common stock on the American Stock Exchange immediately preceding the contract effectiveness date). 20,000 of such options vested upon execution of this contract. The balance vests at the rate of 20,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. In May 2000, Mr. Edwards agreed to the cancellation of this option in order to provide additional available shares of Common Stock for warrants to be issued in connection with additional financings. The Company agreed to issue Mr. Edwards an equivalent number of stock options in the future, subject to availability of authorized and unissued or committed common shares.

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

     In May 2000, the directors agreed to the cancellation of their options in order to provide additional available shares of common stock for warrants to be issued in connection with additional financing. The Company agreed to issue the directors an equivalent number of stock options in the future, subject to availability of authorized and issued or committed common shares. The Company will record compensation expense related to these options when these options are reissued if and when the market price of the Company's stock exceeds the exercise price.

     The following graph compares the Company's total stockholder return on its Common Stock for the years ended December 31, 1997, 1998 and 1999 with the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy Composite Index over the same period.

                              [PERFORMANCE GRAPH]

---------------------------------------------------------------------------------------------------
                                                                12/97        12/98        12/99
---------------------------------------------------------------------------------------------------
 Boots & Coots International Well Control, Inc.                 100.00        77.40        11.29
 S&P 500 Index                                                  100.00       128.60       153.67
 S&P Energy Composite Index                                     100.00       100.50       118.40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of July 14, 2000, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock;
(ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF
BENEFICIAL OWNER(1)                                     BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-------------------                                     --------------------   ----------------
*Larry H. Ramming.....................................         590,000                1.2%
*Brian Krause.........................................              --             *
 Jerry L. Winchester..................................           4,000(3)          *
 K. Kirk Krist........................................         237,400(4)          *
 Thomas L. Easley.....................................             200             *
 E. J. DiPaolo........................................              --             *
 W. Richard Anderson..................................              --             *
 DeWitt H. Edwards....................................              --             *
 Specialty Finance Fund I, LLC........................       8,147,058(4)            16.4%
 Fritz Voelker........................................       1,560,000(5)             3.1
 Paul Moore...........................................       1,860,000(5)             3.7
 Tracy Turner.........................................       1,160,000(5)             2.3
 All executive officers and directors as a group
  (eight persons).....................................         831,600                1.7%

---------------

  * less than 1%

     The above table gives effect to the voluntary contribution of stock options in April 2000 and insofar as Mr. Krist is concerned his contribution of Common Stock to the Company in exchange for shares of Convertible Preferred Stock, as discussed in Note M -- Events Subsequent to December 31, 1999 included in the accompanying Consolidated Financial Statements.

(1) Unless otherwise noted, the business address for purposes hereof for each person listed is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) Includes options to purchase 3,000 shares of common stock.

(3) Includes options to purchase 3,000 shares of common stock.

(4) Includes warrants to purchase 8,000,000 shares of common stock acquired pursuant to a participation interest in the senior secured credit facility.

(5) Includes warrants to purchase 1,160,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Transactions with Larry H. Ramming

     On April 30, 1998, The Company's major individual shareholder Chairman and Chief Executive Officer, Larry H. Ramming, loaned $7,000,000 to the Company to retire certain bridge financing. As of December 31, 1999, interest (10%) and extension (2%) expenses aggregating $337,000 and principal payments of $6,431,000 have been paid to Mr. Ramming. As further consideration for the certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares which was voluntarily deferred in exchange for the commitment of the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares of the Company's Common Stock in connection with financing transactions completed subsequent to December 31, 1999. At December 31, 1999, the remaining principal balance on this note, which was voluntarily subordinated to the Company's senior secured debt, is $569,000. Accrued interest and accrued but unpaid extension fees aggregate $270,000. Management believes the terms and conditions of Mr. Ramming's loan to the Company are favorable to those that could have been negotiated with outside parties.

     In 1998 the Company entered into an agreement with a company controlled by Mr. Ramming to have available for charter, on a 24 hour per day, 365 days per year stand-by status, a jet aircraft and full time stand-by crew to be utilized in connection with the Company's mobilization of personnel and selected equipment for emergency response well control and spill containment and remediation spills, which in those events are billed to the utilizing customer at a rate of company cost plus a service fee mark up and for other corporate purposes as needed. During 1998 and 1999, a total of $399,000 and $128,000, respectively, was paid pursuant to such charter arrangement, based on rates comparable to those available from third party aircraft charter operators for comparable charter arrangements. This arrangement was terminated during the second quarter of 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Consolidated financial statements for the year ended December 31, 1999 included after signature page.

         2. Financial statement schedules included in consolidated financial statements.

         3. Exhibit Index

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          3.01           -- Amended and Restated Certificate of Incorporation(1)
          3.02           -- Amendment to Certificate of Incorporation(1)
          3.03           -- Amended Bylaws(1)
          4.01           -- Specimen Certificate for the Registrant's Common Stock(1)
          4.02           -- Form of 12% Senior Subordinated Notes due December 31,
                            2000(1)
          4.03           -- Form of Noteholders' Warrants to Purchase $3,000,000 of
                            Common Stock(1)
          4.04           -- Form of Employees Options to Purchase 690,000 shares of
                            Common Stock(1)
          4.05           -- Form of Contractual Options to Purchase 1,265,000 shares of Common Stock(1)
          4.06           -- Certificate of Designation of 10% Junior Redeemable
                            Convertible Preferred Stock(3)
          4.07           -- Certificate of Designation of Series A Cumulative Senior
                            Preferred Stock
          4.08           -- Certificate of Designation of Series B Convertible
                            Preferred Stock
          4.09           -- Certificate of Designation of Series C Cumulative
                            Convertible Junior Preferred Stock
          4.10           -- Certificate of Designation of Series D Cumulative Junior
                            Preferred Stock
          9.01           -- Voting Trust Agreement between Larry H. Ramming, Raymond
                            Henry, Richard Hatteberg, Danny Clayton and Brian Krause
                            (as amended)(2)
         10.01           -- Alliance Agreement between IWC Services, Inc. and
                            Halliburton Energy Services, a division of Halliburton
                            Company(1)
         10.02           -- Executive Employment Agreement of Larry H. Ramming(1)
         10.03           -- Executive Employment Agreement of Raymond Henry(1)
         10.04           -- Executive Employment Agreement of Brian Krause(1)
         10.05           -- Executive Employment Agreement of Richard Hatteberg(1)
         10.06           -- Executive Employment Agreement of Danny Clayton(1)
         10.07           -- Security Agreement and Financing Statement with Main
                            Street/Geneva(2)
         10.08           -- First Amendment to Security Agreement (assigned to
                            Prudential)(2)
         10.09           -- Stock Pledge Agreement with Main Street/Geneva (assigned to Prudential)(2)
         10.10           -- First Amendment to Stock Pledge Agreement (assigned to
                            Prudential)(2)
         10.11           -- Form of Warrant issued to Main Street/Geneva(2)
         10.12           -- Form of Registration Rights Agreement with Main
                            Street/Geneva(2)
         10.13           -- Form of First Amendment to Registration Rights
                            Agreement(2)
         10.14           -- 1997 Incentive Stock Plan(2)
         10.15           -- Outside Directors' Option Plan(2)
         10.16           -- Executive Compensation Plan(2)
         10.17           -- Halliburton Center Sublease(2)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.18           -- Camac Plaza Sublease(2)
         10.19           -- Senior Loan Agreement dated July 6, 1998, between Boots &
                            Coots International Well Control, Inc., and Prudential
                            Securities Credit Corporation(4)
         10.20           -- First Amendment to Senior Loan Agreement (Bridge
                            Facility) dated July 23, 1998, between Boots & Coots
                            International Well Control, Inc., and The Prudential
                            Insurance Company of America(4)
         10.21           -- Subordinated Note and Warrant Purchase Agreement dated
                            July 23, 1998, between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(4)
         10.22           -- Registration Rights Agreement dated July 23, 1998,
                            between Boots & Coots International Well Control, Inc.,
                            and The Prudential Insurance Company of America(4)
         10.23           -- Participation Rights Agreement dated July 23, 1998, by
                            and among Boots & Coots International Well Control, Inc.
                            The Prudential Insurance Company of America and certain
                            stockholders of Boots & Coots International Well Control,
                            Inc.(4)
         10.24           -- Common Stock Purchase Warrant dated July 23, 1998(4)
         10.25           -- Loan Agreement dated October 28, 1998, between Boots &
                            Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.26           -- Security Agreement dated October 28, 1998, between Boots
                            & Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.27           -- Amendment No. 1 to Subordinated Note and Warrant Purchase
                            Agreement between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(5)
         10.28           -- Executive Employment Agreement of H. B. Payne, Jr.(6)
         10.29           -- Executive Employment Agreement of Jerry Winchester(6)
         10.30           -- Executive Employment Agreement of Dewitt Edwards(6)
         10.31           -- Office Lease(6)
         10.33           -- Executive Employment Agreement of Larry H. Ramming(7)
         10.34           -- Executive Employment Agreement of Thomas L. Easley(7)
         10.35           -- Forbearance Agreement dated December 21, 1999, between
                            Boots & Coots International Well Control, Inc. and
                            Comerica Bank -- Texas
         10.36           -- Second Amendment to Forbearance and Extension Agreement
                            dated April 21, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas
         10.37           -- First Amendment to Forbearance and Extension Agreement
                            dated June 15, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas
         10.38           -- Third Amendment to Loan Agreement dated April 21, 2000, between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas
         10.39           -- Fourth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas
         10.40           -- Fifth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas
         10.41           -- Sixth Amendment to Loan Agreement dated June 15, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas
         10.42           -- Preferred Stock and Warrant Purchase Agreement, dated
                            April 15, 1999, between Boots & Coots International Well
                            Control, Inc. and Halliburton Energy Services, Inc.

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.43           -- Letter of Engagement, dated April 10, 2000, between Boots
                            & Coots International Well Control, Inc. and Maroon Bells
                            Capital, Inc.
         10.44           -- Warrant to Purchase Common Stock, dated March 20, 2000, between Boots & Coots International Well Control, Inc.
                            and the Donald and Shelley Moorehead Charitable Trust
         10.45           -- Settlement Agreement, dated March 20, 2000, between Boots
                            & Coots International Well Control, Inc. and the Donald
                            and Shelley Moorehead Charitable Trust
         21.01           -- List of subsidiaries(6)
         23.01           -- Consent of Arthur Andersen LLP
         23.02           -- Consent of Hein + Associates LLP
         24.01           -- Power of Attorney (included on Signature Page)
         27.01           -- Financial Data Schedule

     (b) Reports on Form 8-K.

     None
---------------

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

(7) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOOTS & COOTS INTERNATIONAL
                                            WELL CONTROL, INC.

                                            By:    /s/ LARRY H. RAMMING
                                              ----------------------------------
                                                      Larry H. Ramming,
                                                     Chief Executive and
                                                 Principal Financial Officer

Date: July 17, 2000

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry H. Ramming, his true and lawful attorney-in-fact and agent with full power of substitution to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intent and purposes as he could do in person, hereby ratifying and confirming that said attorney-in-fact or his substitute, or any of them, shall do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

              By: /s/ LARRY H. RAMMING                 Chief Executive Officer and        July 17, 2000
-----------------------------------------------------    Director
                  Larry H. Ramming                       (Principal Financial Officer)

              By: /s/ JERRY WINCHESTER                 President, Chief Operating         July 17, 2000
-----------------------------------------------------    Officer and Director
                  Jerry Winchester

                By: /s/ BRIAN KRAUSE                   Vice President and Director        July 17, 2000
-----------------------------------------------------
                    Brian Krause

              By: /s/ THOMAS L. EASLEY                 Director                           July 17, 2000
-----------------------------------------------------
                  Thomas L. Easley

                By: /s/ K. KIRK KRIST                  Director                           July 17, 2000
-----------------------------------------------------
                    K. Kirk Krist

                By: /s/ E. J. DIPAOLO                  Director                           July 17, 2000
-----------------------------------------------------
                    E. J. DiPaolo

             By: /s/ W. RICHARD ANDERSON               Director                           July 17, 2000
-----------------------------------------------------
                 W. Richard Anderson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company experienced recurring losses from operations during 1999 due to downturns in the energy industry and the resulting reduction of capital expenditures by the Company's customers in the industry. As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among other things: (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources were deployed in the more profitable operations. The Company's initial efforts commenced in the first quarter 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses. Furthermore, as of December 31, 1999 and continuing to date, the Company was not in compliance with certain provisions of its revolving loan agreement with Comerica Bank -- Texas and its Subordinated Note and Warrant Purchase Agreement with Prudential Insurance Company of America. Prudential has delivered a notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, the Company is not aware of any other action taken by Prudential to collect such obligations. There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. The Company's deteriorating liquidity position subsequent to December 31, 1999 has also resulted in the inability to pay certain vendors in a timely manner. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

       /s/ ARTHUR ANDERSEN LLP
----------------------------------------
          Arthur Andersen LLP

Houston, Texas
July 14, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of June 30, 1997 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1997 and for the six-month period ended December 31, 1997 (as revised, see Note C). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                /s/ HEIN + ASSOCIATES LLP
                                            ------------------------------------
                                                   Hein + Associates LLP

Houston, Texas
March 27, 1998

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS:
  Cash......................................................  $ 3,930,000    $    739,000
  Receivables -- net of allowance for doubtful accounts of
     $872,000 and $2,103,000 at December 31, 1998 and 1999,
     respectively...........................................   18,366,000       8,885,000
  Inventories...............................................    9,786,000       8,226,000
  Prepaid expenses and other current assets.................      861,000       1,402,000
  Net assets of discontinued operations.....................    8,697,000              --
                                                              -----------    ------------
          Total current assets..............................   41,640,000      19,252,000
PROPERTY AND EQUIPMENT, net.................................   27,285,000      28,101,000
OTHER ASSETS:
  Deferred financing costs and other assets -- net of
     accumulated amortization of $448,000 and $853,000 at
     December 31, 1998 and 1999, respectively...............    5,637,000       4,457,000
  Goodwill -- net of accumulated amortization of $385,000
     and $746,000 at December 31, 1998 and 1999,
     respectively...........................................   14,739,000      10,438,000
                                                              -----------    ------------
          Total assets......................................  $89,301,000    $ 62,248,000
                                                              ===========    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................  $11,269,000    $ 14,858,000
  Accrued liabilities and customer advances.................    7,347,000       8,486,000
  Current maturities of long-term debt and notes payable....    1,373,000      43,231,000
                                                              -----------    ------------
          Total current liabilities.........................   19,989,000      66,575,000
                                                              -----------    ------------
LONG-TERM DEBT AND NOTES PAYABLE -- net of current
  maturities................................................   49,076,000              --
COMMITMENTS AND CONTINGENCIES (Note K)
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     140,000 and 132,000 shares issued and outstanding at
     December 31, 1998 and 1999, respectively) (Note I).....           --              --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     33,044,091 and 35,243,683 shares issued and outstanding
     at December 31, 1998 and 1999, respectively)...........           --              --
  Additional paid-in capital................................   25,154,000      32,951,000
  Accumulated deficit.......................................   (4,918,000)    (37,278,000)
                                                              -----------    ------------
          Total shareholders' equity (deficit)..............   20,236,000      (4,327,000)
                                                              -----------    ------------
          Total liabilities and shareholders' equity
             (deficit)......................................  $89,301,000    $ 62,248,000
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SIX-MONTH
                                          YEAR ENDED    PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                           JUNE 30,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1997           1997           1998           1999
                                          -----------   ------------   ------------   ------------
REVENUES................................  $ 2,564,000   $ 5,389,000    $50,947,000    $ 67,565,000
COSTS AND EXPENSES:
  Cost of Sales and Operating
     Expenses...........................    1,460,000     3,786,000     36,792,000      55,683,000
  Selling, General and Administrative...    1,061,000     1,536,000     10,724,000      19,608,000
  Depreciation and Amortization.........      111,000       499,000      2,216,000       4,455,000
  Write-down of long-lived assets.......           --            --             --       4,507,000
                                          -----------   -----------    -----------    ------------
                                            2,632,000     5,821,000     49,732,000      84,253,000
                                          -----------   -----------    -----------    ------------
OPERATING INCOME (LOSS).................      (68,000)     (432,000)     1,215,000     (16,688,000)
INTEREST EXPENSE AND OTHER, NET.........       63,000        92,000      3,954,000       6,386,000
                                          -----------   -----------    -----------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND INCOME TAXES...     (131,000)     (524,000)    (2,739,000)    (23,074,000)
INCOME TAX EXPENSE......................       25,000        41,000        119,000         214,000
                                          -----------   -----------    -----------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM....................  $  (156,000)  $  (565,000)   $(2,858,000)   $(23,288,000)
LOSS FROM DISCONTINUED OPERATIONS, net
  of income taxes (Note D)..............           --            --       (138,000)     (7,828,000)
                                          -----------   -----------    -----------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM......  $  (156,000)  $  (565,000)   $(2,996,000)   $(31,116,000)
EXTRAORDINARY LOSS ON EARLY DEBT
  EXTINGUISHMENT, net of income taxes...           --      (193,000)            --              --
                                          -----------   -----------    -----------    ------------
NET LOSS................................  $  (156,000)  $  (758,000)   $(2,996,000)   $(31,116,000)
PREFERRED STOCK ACCRETION...............           --            --       (865,000)       (775,000)
PREFERRED DIVIDENDS PAID................           --            --        (76,000)        (14,000)
PREFERRED DIVIDENDS ACCRUED.............           --            --             --        (455,000)
                                          -----------   -----------    -----------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS..........................  $  (156,000)  $  (758,000)   $(3,937,000)   $(32,360,000)
                                          ===========   ===========    ===========    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing Operations.................  $     (0.01)  $     (0.02)   $     (0.12)   $      (0.71)
                                          ===========   ===========    ===========    ============
  Discontinued Operations...............           --            --             --           (0.23)
                                          ===========   ===========    ===========    ============
  Extraordinary Item....................           --         (0.01)            --              --
                                          ===========   ===========    ===========    ============
  Net Loss..............................  $     (0.01)  $     (0.03)   $     (0.12)   $      (0.94)
                                          ===========   ===========    ===========    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...........................   12,191,000    23,864,000     31,753,000      34,352,000
                                          ===========   ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
     YEAR ENDED JUNE 30, 1997, SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                                                   TOTAL
                                         PREFERRED STOCK       COMMON STOCK       ADDITIONAL                   SHAREHOLDERS'
                                         ----------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                                         SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT        (DEFICIT)
                                         -------   ------   ----------   ------   -----------   ------------   -------------
BALANCES, July 1, 1996.................       --    $--     11,500,000    $115    $   800,000   $   (67,000)   $    733,000
  Common stock issued for services
    rendered...........................       --     --      1,058,000      11         46,000            --          46,000
  Common stock issued as placement
    fees...............................       --     --             --      --         46,000            --          46,000
  Common stock issued in connection
    with equity offering...............       --     --      1,629,000      16             --            --              --
  Sale of common stock warrants........       --     --             --      --        156,000            --         156,000
  Net loss.............................       --     --             --      --             --      (156,000)       (156,000)
                                         -------    ---     ----------    ----    -----------   ------------   ------------
BALANCES, June 30, 1997................       --     --     14,187,000     142      1,048,000      (223,000)        825,000
  Common stock issued in connection
    with equity offering...............       --     --      1,315,000      13             --            --              --
  Exchange conversion with Havenwood
    reverse merger.....................       --     --      1,173,000      12             --            --              --
  Common stock issued to acquire Boots
    & Coots L.P. assets................       --     --        260,000       3      1,000,000            --       1,000,000
  Sale of common stock warrants........       --     --             --      --        145,000            --         145,000
  Common stock issued to extinguish
    debt...............................       --     --      3,867,000      39      2,447,000            --       2,447,000
  Sale of common stock, net of offering
    costs..............................       --     --      7,475,000      75      6,238,000            --       6,238,000
  Common stock issued to purchase
    ABASCO, Inc........................       --     --        300,000       3        240,000            --         240,000
  Common stock issued for services
    rendered...........................       --     --        100,000       1         80,000            --          80,000
  Common stock issued upon exercise of
    options............................       --     --      1,287,000      12             --            --              --
  Common stock issued upon exercise of
    options............................       --     --         35,000      --         15,000            --          15,000
  Net loss.............................       --     --             --      --             --      (758,000)       (758,000)
                                         -------    ---     ----------    ----    -----------   ------------   ------------
BALANCES, December 31, 1997............       --     --     29,999,000     300     11,213,000      (981,000)     10,232,000
  Common stock issued upon exercise of
    options............................       --     --        354,000       4        557,000            --         557,000
  Common stock issued in connection
    with acquisitions..................       --     --        500,000       5        650,000            --         650,000
  Common stock issued to acquire Baylor
    Company, net of offering costs.....       --     --        540,000       5      2,855,000            --       2,855,000
  Common stock issued to acquire Boots
    & Coots Special Services, Inc., net
    of offering costs..................       --     --        488,000       5      2,143,000            --       2,143,000
  Common stock issued to acquire HAZ-
    TECH Environmental Services, Inc.,
    net of offering costs..............       --     --        269,000       2        695,000            --         695,000
  Preferred stock issued in connection
    with equity offering, net of
    offering costs.....................  196,000     --             --      --      4,678,000            --       4,678,000
  Preferred stock dividends paid.......       --     --             --      --             --       (76,000)        (76,000)
  Preferred stock accretion............       --     --             --      --        865,000      (865,000)             --
  Preferred stock redemption...........  (56,000)    --             --      --     (1,400,000)           --      (1,400,000)
  Sale of common stock warrants........       --     --             --      --      2,898,000            --       2,898,000
  Exercise of common stock warrants....       --     --        894,000       9             --            --              --
  Net loss.............................       --     --             --      --             --    (2,996,000)     (2,996,000)
                                         -------    ---     ----------    ----    -----------   ------------   ------------
BALANCES, December 31, 1998............  140,000    $--     33,044,000    $330    $25,154,000   $(4,918,000)   $ 20,236,000
                                         =======    ===     ==========    ====    ===========   ============   ============

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     YEAR ENDED JUNE 30, 1997, SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                                                   TOTAL
                                         PREFERRED STOCK       COMMON STOCK       ADDITIONAL                   SHAREHOLDERS'
                                         ----------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                                         SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT        (DEFICIT)
                                         -------   ------   ----------   ------   -----------   ------------   -------------
  Preferred stock redemption...........   (8,000)    --             --      --       (200,000)      (14,000)       (214,000)
  Preferred stock issued in private
    placement, net of offering cost....   50,000     --             --      --      4,760,000            --       4,760,000
  Preferred stock dividends accrued....       --     --             --      --        455,000      (455,000)             --
  Warrant discount accretion in
    connection with preferred stock
    issuance...........................       --     --             --      --        105,000      (105,000)             --
  Inducement to provide for conversion
    of preferred stock to common
    stock..............................       --     --             --      --        460,000      (460,000)             --
  Advisory fees paid in connection with
    conversion inducement..............       --     --             --      --       (107,000)           --        (107,000)
  Preferred stock conversion to common
    stock..............................  (50,000)    --        788,000       8             --            --              --
  Common stock issued in private
    placement, net of offering costs...       --     --      1,400,000      14      1,865,000            --       1,865,000
  Warrant discount accretion in
    connection with common stock
    issuance...........................       --     --             --      --        210,000      (210,000)             --
  Exercise of common stock options.....       --     --         12,000      --          5,000            --           5,000
  Warrants issued for consulting
    services...........................       --     --             --      --        244,000            --         244,000
  Net loss.............................       --     --             --      --             --   (31,116,000)    (31,116,000)
                                         -------    ---     ----------    ----    -----------   ------------   ------------
BALANCES, December 31, 1999............  132,000    $--     35,244,000    $352    $32,951,000   $(37,278,000)  $ (4,327,000)
                                         =======    ===     ==========    ====    ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX-MONTH
                                                              YEAR ENDED    PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                                               JUNE 30,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 1997           1997           1998           1999
                                                              -----------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (156,000)   $  (758,000)   $(2,996,000)   $(31,116,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     111,000        499,000      2,216,000       4,455,000
  Common stock issued as compensation.......................      36,000             --
  Bad debt expense..........................................          --          7,000        591,000       1,484,000
  Loss on debt extinguishment, net of tax...................          --        193,000             --              --
  Loss on sale of assets....................................          --             --             --          75,000
  Write-down of long-lived assets...........................          --             --             --       4,507,000
  Amortization of note discount.............................          --             --             --         293,000
  Warrants issued for consulting services...................          --             --             --         244,000
  Changes in operating assets and liabilities, net of assets and liabilities acquired:
    Receivables.............................................  (1,076,000)    (1,392,000)    (7,188,000)      7,998,000
    Inventories.............................................    (288,000)       338,000     (1,347,000)      1,560,000
    Prepaid expenses and other current assets...............     (43,000)      (380,000)      (233,000)       (541,000)
    Deferred costs and other assets.........................     (34,000)            --     (4,009,000)       (570,000)
    Accounts payable, accrued liabilities and customer
      advances..............................................   1,098,000      1,003,000      5,904,000       6,094,000
    Change in net assets of discontinued operations.........          --             --     (8,697,000)      8,697,000
                                                              -----------   -----------    ------------   ------------
        Net cash provided by (used in) operating
          activities........................................    (352,000)      (490,000)   (15,759,000)      3,180,000
                                                              -----------   -----------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, including transaction costs,
    net of cash acquired....................................     (45,000)    (2,874,000)   (23,597,000)             --
  Property and equipment additions..........................    (123,000)      (188,000)    (3,982,000)     (5,544,000)
  Disposition of assets.....................................       4,000         39,000             --         375,000
                                                              -----------   -----------    ------------   ------------
        Net cash used in investing activities...............    (164,000)    (3,023,000)   (27,579,000)     (5,169,000)
                                                              -----------   -----------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised............................          --         15,000        557,000           5,000
  Proceeds from issuance of debt and warrants...............   1,555,000      1,445,000     62,118,000              --
  Borrowings under line of credit...........................          --             --     21,000,000      38,140,000
  Deferred financing costs..................................    (321,000)      (210,000)    (2,605,000)             --
  Debt repayments...........................................     (71,000)    (3,223,000)   (38,722,000)    (45,651,000)
  Proceeds from sales of common stock.......................          --      6,503,000             --       1,865,000
  Proceeds from the issuance of redeemable preferred stock
    and warrants............................................          --             --      4,678,000       4,760,000
  Advisory fees paid to induce conversion of preferred stock
    to common stock.........................................          --             --             --        (107,000)
  Preferred stock dividends.................................          --             --        (76,000)        (14,000)
  Preferred stock redemption................................          --             --     (1,400,000)       (200,000)
                                                              -----------   -----------    ------------   ------------
        Net cash provided by (used in) financing
          activities........................................   1,163,000      4,530,000     45,550,000      (1,202,000)
                                                              -----------   -----------    ------------   ------------
NET INCREASE (DECREASE) IN CASH.............................     647,000      1,017,000      2,212,000      (3,191,000)
CASH AND CASH EQUIVALENTS, beginning of period..............      54,000        701,000      1,718,000       3,930,000
                                                              -----------   -----------    ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $  701,000    $ 1,718,000    $ 3,930,000    $    739,000
                                                              ===========   ===========    ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $   53,000    $    66,000    $ 2,550,000    $  4,513,000
  Cash paid for income taxes................................  $   23,000    $    41,000    $   278,000    $    265,000
                                                              ===========   ===========    ============   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and common stock options issued in exchange
    for property and equipment and services rendered........  $   56,000    $    80,000    $   650,000    $         --
  Conversion of subordinated debt to common stock...........          --      2,900,000             --              --
  Issuance of common stock in acquisitions..................          --      1,240,000      6,235,000              --
  Stock offering costs......................................          --        541,000        587,000         400,000
  Warrants issued with financings...........................          --             --      2,898,000         315,000
  Inducement to provide for conversion of preferred stock to
    common stock............................................          --             --             --         460,000
  Preferred stock dividends accrued.........................          --             --             --         455,000
                                                              ===========   ===========    ============   ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. IMPAIRMENTS AND GOING CONCERN:

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued into 1999. World-wide oil and gas prices and related activity including many refined products hit new lows in late 1998 and early 1999, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. It should further be considered that with the exception of this latest commodity value pricing fluctuation, crude and refined products pricing have been historically considered cyclical. Some improvements in the industry have occurred through the first six months of 2000, however to date the Company's well control businesses have not yet benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998 and the Company's upstream and downstream customer bases have not to date increased project expenditure levels to those existing in the first half of 1998. The liquidity of the Company must be considered in light of the significant fluctuations that have been experienced by oilfield service providers as changes in oil and gas exploration and production activities changed customers' forecasts and budgets in response to oil and gas prices. These fluctuations significantly impacted the Company's cash flows as supply and demand factors impacted the number and size of projects available.

     As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses. In the years ended December 31, 1998 and 1999, the Company incurred after-tax losses of $2,858,000 and $23,288,000, respectively, from continuing operations and $2,996,000 and $31,116,000 in net losses after consideration of discontinued operations. A decision was made to discontinue the operations of the Company's ITS subsidiary and such operation is reported as a discontinued operation in the accompanying consolidated financial statements. See Note D.

     As of December 31, 1999, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000 and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $14,321,000 at December 31, 1999 have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

     As of December 31, 1999, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has delivered a notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, the Company is not aware of any other action taken by Prudential to collect such obligations. Further, quarterly interest payments due since July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of the $30,000,000 Prudential Note and

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

accrued interest thereon. Based on the uncertain status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes of $28,046,000 has been included in current maturities on long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,954,000, representing the remaining note face amount as of December 31, 1999 attributed to the warrants sold to Prudential, is included in additional paid-in capital and would also require funding in the event the debt was extinguished, for a total payment of $30,000,000.

     The Company has continued to explore possibilities for new improved debt financing and/or equity infusions. As discussed in Note M, through July 14, 2000, $6,635,000 (unaudited) in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. The Company has received a commitment, expiring on July 31, 2000, from a senior secured credit facility that would replace the Comerica facility. There are substantive unresolved issues associated with closing this facility and negotiations are ongoing with the prospective lender. In addition, the Company has ongoing discussions regarding the sale of certain assets and operations; however, there are no definitive agreements in place as of this date.

     The new financing obtained to date and any future additional financing will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

     During the fourth quarter of 1999, the Company recorded a charge to operations of $4,507,000 to reduce the carrying value of long-lived assets as follows:

Property and Equipment:
  Boots & Coots Special Services........................   $  399,000
  ABASCO................................................      286,000
                                                           ----------
                                                              685,000
Goodwill:
  Boots & Coots Special Services........................    2,347,000
  Haz-Tech..............................................      821,000
  ABASCO................................................      654,000
                                                           ----------
                                                            3,822,000
                                                           ----------
          TOTAL.........................................   $4,507,000
                                                           ==========

     In addition, certain ABASCO manufactured inventories were reduced $613,000 to reflect decreased market value as a result of the decision to suspend and outsource manufacturing operations at ABASCO.

     There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. In addition to the defaults under the agreements with the parties discussed above, the Company's deteriorating liquidity position subsequent to December 31, 1999 has also resulted in the inability to pay certain vendors in a timely manner. These vendors may also assert claims against the Company. Significant uncertainties exist as to the ability of the Company to resolve its financing and liquidity issues and attain profitable operations.

     The Company believes that (a) should low demand for the Company's services persist for a prolonged period, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will continue to have a material adverse effect on the Company's

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

B. ORGANIZATION:

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

     The Company acquired IWC Services, Inc. ("IWC Services") on July 29, 1997, in a transaction in which it issued shares of common stock to the stockholders of IWC Services in exchange for all of the issued and outstanding common stock of IWC Services and issued options and warrants to purchase common stock of the Company in exchange for all of the options and warrants to purchase common stock of IWC Services then outstanding. As a result of the merger, IWC Services became a wholly-owned subsidiary of the Company, the stockholders of IWC Services became the beneficial holders of approximately 93% of the post-merger issued and outstanding shares of common stock and the board of directors and management of IWC Services began management of the Company. For accounting purposes, this was treated as an acquisition by IWC Services of Havenwood.

     IWC Services, incorporated in Texas on June 27, 1995, was formed with the issuance of 100,000 shares of no par common stock (increased to 5,000,000 pursuant to a 50-to-one stock split discussed in Note I) in exchange for cash of $549,000, property and equipment valued at $108,925 assigned by Buckingham Capital Corporation, and services performed by certain other shareholders, prior to the transaction. The shareholders of Hell Fighters, a Texas corporation, incorporated on May 4, 1995, contributed to IWC Services all of their outstanding common shares of Hell Fighters, becoming a wholly-owned subsidiary of IWC Services. IWC Services had no operations prior to its acquisition of Hell Fighters, Inc. ("Hell Fighters").

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

C. SIGNIFICANT ACCOUNTING POLICIES:

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

     The Company recognizes profits on long-term manufacturing contracts on the percentage-of-completion method and uses the completed contract method of accounting on a contract-per-contract basis. The completed contract method is used when a lack of dependable estimates and inherent hazards may cause the production of unreliable data. A contract is considered to be complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

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

     Realization of Long Lived Assets -- In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company evaluates the recoverability of property and equipment, goodwill and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. As discussed in Note A, during the fourth quarter of 1999 the Company recorded a charge to operations of $4,507,000 to recognize impairments on certain property and equipment and goodwill.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

40 years for each acquisition. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based upon preliminary estimates of fair value and may be adjusted in the year following the acquisition as additional information becomes available.

     Amortization expense of goodwill was $13,000 for the year ended June 30, 1997, $20,000 for the six-month period ended December 31, 1997, and $339,000 and $457,000 for the years ended December 31, 1998 and 1999, respectively.

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

     Earnings Per Share -- Basic and diluted loss per common share was computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the year ended June 30, 1997, the six-month period ended December 31, 1997, and the years ended December 31, 1998 and 1999. Options and warrants to purchase shares of common stock were outstanding during the respective periods but were not included in the computation of diluted loss per common share, because these losses made the options and warrants anti-dilutive.

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

     Recently Issued Accounting Standards -- In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore it will be adopted in 2001.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the third quarter of 2000.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

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

D. DISCONTINUED OPERATIONS:

     A decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In connection with the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an impairment provision of $4,382,000 was made at December 31, 1999 to fully amortize goodwill associated with the ITS acquisition. In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS's operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. As a result of the Bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999. The Company, in consultation with its counsel, believes that it is not probable that any creditors of ITS may successfully assert and realize judgements against the Company. Accordingly, any operating losses incurred by ITS in excess of the Company's net investment have not been recognized. As discussed in Note K, the Company is contingently liable for a guaranty issued to a creditor of ITS. The results of operations of ITS are presented as discontinued operations in the accompanying consolidated financial statements. The following table presents the revenues, loss from operations and gain on disposal of ITS due to the ITS bankruptcy filing:

                                                                    YEARS ENDED
                                                            ---------------------------
                                                            DECEMBER 31,   DECEMBER 31,
                                                                1998           1999
                                                            ------------   ------------
Revenues..................................................  $25,336,000    $ 11,299,000
Loss from operations before income taxes..................      (34,000)    (10,652,000)
Provision for income taxes................................      104,000              --
Adjustment to offset loss from operations in excess of the
  Company's net investment in ITS.........................           --       2,824,000
                                                            -----------    ------------
          Net loss from discontinued operations...........  $  (138,000)   $ (7,828,000)
                                                            ===========    ============

     Although the Company anticipates that ITS will develop a plan of reorganization in connection with the bankruptcy proceeding, management of the Company can make no assurance that the reorganization of ITS will be successful.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

E. BUSINESS ACQUISITIONS:

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

     On September 25, 1997, the Company formed a wholly-owned subsidiary company, ABASCO, Inc. ("ABASCO") to purchase the assets of ITS Environmental, a manufacturer and distributor of rapid response oil and chemical spill containment and reclamation equipment and products since 1975. The Company paid $1,590,000 in cash and issued 300,000 shares of common stock valued at $0.80 per share to acquire the manufacturing equipment, inventory and customer lists. This transaction was accounted for as a purchase and the acquired assets and liabilities of ABASCO were valued at fair market value effective as of September 12, 1997 resulting in goodwill of $750,000 which was being amortized over 25 years.

     On January 2, 1998, the Company funded the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS Supply Corporation ("ITS"), an ISO 9002 certified materials and equipment procurement, transportation and logistics company that serves the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. ITS also serves as a distributor in Venezuela and Peru of artificial lift oil recovery systems. Total consideration of $6,000,000 for the acquisition was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). As discussed in Note D, management decided to discontinue the operations of the Company's ITS subsidiary and such operation is reported as a discontinued operation in the accompanying consolidated financial statements.

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc. ("Code 3"). Consideration for the acquisition of Code 3 (subsequently renamed Boot & Coots Special Services, Inc.,) included $571,000 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,000 shares of the Company's common stock valued at $5.06 per share, of which 159,000 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3 were valued during 1998 at the estimated fair market value, resulting in goodwill of $4,064,000 which is being amortized over 40 years.

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

     Consideration for the acquisition of Baylor, with a June 30, 1998 effective date, was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

acquired net assets and liabilities of Baylor have been valued at fair market value resulting in goodwill of $7,294,000 which is being amortized over 40 years.

     On November 4, 1998 the Company's wholly-owned subsidiary, Boots & Coots Special Services, Inc., completed the acquisition through merger of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"), an emergency prevention and response services company with operations in Arkansas, Oklahoma, Louisiana and Northeast Texas. Consideration for the HAZ-TECH acquisition was $316,000 in cash and the issuance of 269,000 shares of the Company's common stock valued at $2.69 per share and assumed liabilities. This transaction was accounted for as a purchase and the acquired net assets of HAZ-TECH were valued during 1998 at estimated fair market value resulting in goodwill of $1,413,000 which is being amortized over 40 years.

     For all acquisitions, the fair value of common stock issued is estimated using management's and the board of directors' judgment, which is based on recent transactions, the trading value of Company stock, trading value of similar investments, discussions with financial advisors, and the negotiations with sellers.

     The operations of the acquired entities have been included in the Company's consolidated operations from the respective acquisition dates. The Company's 1997 and 1998 revenues, net loss attributable to common shareholders, and net loss per common share on an unaudited pro forma basis, assuming that the IWC, ABASCO, B & C Special Services, Baylor and HAZ-TECH acquisitions occurred on January 1, 1997 would be as follows:

                                                                     YEARS ENDED
                                                             ---------------------------
                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1997           1998
                                                             ------------   ------------
                                                             (UNAUDITED)    (UNAUDITED)
Revenues...................................................  $96,997,000    $79,092,000
Net Loss to Common Shareholders............................     (412,000)    (4,343,000)
Basic and Diluted Loss Per Common Share....................         (.03)          (.13)

F. INVENTORIES, PROPERTY AND EQUIPMENT:

     Inventories consisted of the following as of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Raw material and supplies...................................   $2,862,000     $6,307,000
Work in process.............................................    4,327,000      1,430,000
Finished goods..............................................    2,597,000        489,000
                                                               ----------     ----------
                                                               $9,786,000     $8,226,000
                                                               ==========     ==========

     Property and equipment consisted of the following as of:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1998           1999
                                                             ------------   ------------
Land.......................................................  $ 2,241,000    $ 2,241,000
Buildings and improvements.................................    7,421,000      8,524,000
Well control and firefighting equipment....................   13,451,000     14,786,000
Shop and other equipment...................................    3,179,000      3,535,000
Vehicles...................................................      582,000        790,000
Office equipment and furnishings...........................    2,359,000      2,826,000
Construction in progress...................................      530,000        985,000
                                                             -----------    -----------
Total property and equipment...............................   29,763,000     33,687,000
          Less: Accumulated depreciation...................   (2,478,000)    (5,586,000)
                                                             -----------    -----------
          Net property and equipment.......................  $27,285,000    $28,101,000
                                                             ===========    ===========

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

G. INCOME TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the Consolidated Statements of Operations is made up of current, deferred and foreign tax expense as follows:

                                                     SIX-MONTH
                                       YEAR ENDED   PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                        JUNE 30,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1997          1997           1998           1999
                                       ----------   ------------   ------------   ------------
Continuing Operations:
Federal
  Current...........................    $    --       $    --        $     --       $     --
  Deferred..........................         --            --              --             --
State
  Current...........................         --            --          47,000        132,000
  Deferred..........................         --            --              --             --
Foreign.............................     25,000        41,000          72,000         82,000
                                        -------       -------        --------       --------
          Total.....................     25,000        41,000         119,000        214,000
                                        -------       -------        --------       --------
Discontinued operations:
  Current...........................         --            --         104,000             --
  Deferred..........................         --            --              --             --
                                        -------       -------        --------       --------
          Total.....................         --            --         104,000             --
          Income tax expense........    $25,000       $41,000        $223,000       $214,000
                                        =======       =======        ========       ========

     The above foreign taxes represent income tax liabilities in the respective foreign subsidiary's domicile. The provision for income taxes differs from the amount that would be computed if the loss before income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

                                        YEAR      SIX-MONTH
                                       ENDED     PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                      JUNE 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1997         1997           1998           1999
                                      --------   ------------   ------------   ------------
Income tax benefit at the statutory
  rate (34%).......................   $(45,000)   $(258,000)     $(943,000)    $(10,507,000)
Increase resulting from:
  Foreign taxes in excess of
     statutory rate................     25,000       41,000        176,000           82,000
  State income taxes, net of
     related tax effect............         --           --         31,000           87,000
  Unrecognized net operating
     losses........................     45,000      258,000        902,000        6,680,000
  Foreign income deemed
     repatriated...................         --           --             --        1,112,000
  Goodwill amortization............         --           --             --        2,674,000
  Other............................         --           --         57,000           86,000
                                      --------    ---------      ---------     ------------
                                      $ 25,000    $  41,000      $ 223,000     $    214,000
                                      ========    =========      =========     ============

     As of December 31, 1998 and 1999, the Company has net domestic operating loss carryforwards of approximately, $2,221,000 and $22,362,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carryforwards, along with the other timing differences, generate a net deferred tax asset in each year the Company has recorded valuation allowances for these net deferred tax assets since management

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

believes it is more likely than not the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1998           1999
                                                             ------------   ------------
Deferred income tax liabilities
  Depreciation and amortization...........................   $(1,181,000)   $(1,681,000)
                                                             -----------    -----------
          Total deferred income tax liabilities...........    (1,181,000)    (1,681,000)
                                                             ===========    ===========
Deferred income tax assets
  Net operating loss carryforward.........................     1,205,000      7,603,000
  Asset disposals.........................................            --        547,000
  Allowance for doubtful accounts.........................       270,000        823,000
  Inventory -- IRS Code Section 263A Costs................       298,000        285,000
  Accruals................................................       329,000        467,000
  Foreign tax credit......................................            --        273,000
  Warranty reserves.......................................       244,000        222,000
  Other assets............................................        33,000         51,000
                                                             -----------    -----------
          Total deferred income tax assets................     2,379,000     10,271,000
                                                             ===========    ===========
  Valuation allowance.....................................    (1,198,000)    (8,590,000)
                                                             -----------    -----------
          Total deferred income tax asset.................     1,181,000      1,681,000
                                                             ===========    ===========
          Net deferred tax asset (liability)..............            --             --
                                                             ===========    ===========

H. LONG-TERM DEBT AND NOTES PAYABLE:

     Long-term debt and notes payable consisted of the following:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1998           1999
                                                             ------------   ------------
11.28% Senior Subordinated Note -- Net of Warrant Value
  ($30,000,000 -- Face)....................................  $27,748,000    $28,046,000
Revolving Loan Agreement...................................   21,000,000     14,321,000
10% Shareholder Note.......................................    1,217,000        569,000
12% Subordinated Note......................................       90,000         90,000
Vehicle and equipment notes bearing interest at rates from
  9.25% to 12.25%, payable in monthly installments, through
  April 2003 and collateralized by vehicles and
  equipment................................................      394,000        205,000
                                                             -----------    -----------
          Total............................................   50,449,000     43,231,000
          Less: current maturities of long-term debt and
            notes
            payable........................................    1,373,000     43,231,000
                                                             -----------    -----------
          Total long-term debt and notes payable...........  $49,076,000    $        --
                                                             ===========    ===========

     In January 1997, through a Private Placement Memorandum, the Company issued Investment Units which consisted of a 12% Senior Subordinated Note (the "Notes") in the principal amount of $1,000 with a warrant to purchase shares of the Company's common stock at a discounted price. Management estimated the fair value of the proceeds applicable to the warrants issued through June 30, 1997 to be $156,000 and for the six-month period ended December 31, 1997 to be $145,000, which have been amortized to interest expense over the term of the notes. Interest on the Notes at the rate of 12% per annum (13.3% effective interest rate based on reduced note balances) is payable semi-annually commencing July 1, 1997 with maturity date for the Notes on December 31, 2000, subject to extension for up to two periods of six months each with an increase in the interest rate to 14%. Net proceeds, after sales commissions and offering expenses, (deferred and amortized

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

over term of notes) from $3,000,000 in notes sold pursuant to this financing were utilized for working capital and business expansion purposes. Effective September 12, 1997, holders of the Company's 12% Senior Subordinated Notes were offered the election to exercise the warrants into common stock of the Company at an exchange rate of $.75 per share with payment accomplished through surrender and retirement of their notes. An aggregate face amount of $2,900,000 of Notes were converted into an aggregate of 3,867,000 shares of common stock with $193,000 recognized as an extraordinary charge to operations for early extinguishment of indebtedness. The carrying amount, net of costs associated with debt offering, was transferred to equity at time of conversion.

     In connection with the acquisition of ITS, the Company sold through private placement 10% Senior Secured Notes on January 2, 1998, and concurrently entered into a financial advisory arrangement pursuant to which the note holders are to provide a certain level of financial, merger and acquisition advisory services over a three-year period in consideration of an advance cash consulting fee of $500,000, all of which was added to the principal balance of the Senior Secured Notes which had a scheduled maturity date of May 2, 1998. The commitment for the Senior Secured Notes by the note holders also required the payment by the Company of a $50,000 commitment fee. The holders of the 10% Senior Secured Notes were also issued warrants exercisable over a six year term to purchase an aggregate of 2,000,000 shares of the Company's common stock at a price of $2.62 per share. Using the Black-Scholes pricing model, an estimated fair value was attributed to the warrants issued and has been subsequently charged to operations as interest expense over the term of the 10% Senior Secured Notes. During 1998, through mutual agreement with the holder of the warrants, the warrants were converted to 777,000 shares of common stock. Also in connection with the acquisition of ITS, seller financing of $1,000,000 was obtained. The seller note, together with interest at the rate of 10% per annum, was repaid during 1998.

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

     The Company's Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding on the 10% Senior Secured Notes issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees. During the period from January 1, 1999 through April 15, 1999, at which time Mr. Ramming agreed to subordinate and delay future note payments so long as the Comerica senior secured credit facility remained outstanding, additional principal payments of $648,000 were paid to Mr. Ramming. As further consideration for the certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares which was voluntarily deferred in exchange for the commitment of the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares in connection with financing transactions completed subsequent to December 31, 1999. At December 31, 1999, the remaining principal balance on this note, which remains subordinated to the Company's senior secured debt, is $569,000.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

Accrued interest and additional accrued but unpaid extension fees aggregate $270,000. Management believes the terms and conditions of Mr. Ramming's loan to the Company are favorable to those that could have been negotiated with outside parties.

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

     The Subordinated Note and Warrant Purchase Agreement relating to the Subordinated Notes imposes restrictions on the Company's activities including, without limitation, with respect to the payment of dividends or other distributions on its capital stock; incurring additional indebtedness; granting liens to secure any other indebtedness; making loans or advances to, or investments in, other persons or entities; liquidating, dissolving or merging with another company; dispositions of assets; transactions with affiliates; changing the nature of its business; and the issuance of additional shares of preferred stock. Further, the Company is required to meet certain minimum financial tests so long as the Subordinated Notes are outstanding. The Subordinated Note and Warrant Purchase Agreement also provided for customary affirmative and negative covenants.

     In connection with the sale of the Subordinated Notes, the Company issued to Prudential Warrants to purchase, commencing on July 23, 2000 and terminating with the later of July 23, 2008, or six months after the Subordinated Notes are fully retired, 3,165,000 shares of common stock (the "Warrants") of the Company at an initial exercise price of $6.70 per share. The Warrants contains anti-dilution and repricing provisions that may result in downward adjustments to the exercise price upon the occurrence of certain events and a provision for the "cashless" exercise of the Warrants. The Company granted Prudential a one-time demand registration right and unlimited "piggyback" registration rights for the shares of common stock issuable upon the exercise of the Warrants. The Company and certain stockholders of the Company also agreed with Prudential that in the event of significant sales of securities of the Company by the Company or such stockholders, Prudential would be entitled to participate in such sale. Using the Black-Scholes pricing model, an estimated fair value of $2,382,000 was attributed to the Warrants issued in connection with the sale of the Notes and is being periodically charged to interest expense over the term of the Subordinated Notes.

     As of December 31, 1999, and continuing through July 14, 2000, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has delivered a notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, the Company is not aware of any other action taken by Prudential to collect such obligations. Further, quarterly interest payments due since July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the unpaid quarterly interest payments and other proposals designed to resolve the subordinated debt and related interest obligations. Based on the status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes of $28,046,000 has been included in current maturities of long-term debt and notes payable in the accompanying financial statements. In the event that the Prudential Subordinated Notes are early extinguished, amortization of warrant discounts totaling $1,954,000 at December 31, 1999 and deferred financing costs totaling $1,093,000 at December 31, 1999 would be accelerated.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     On October 28, 1998, the Company entered into a Revolving Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Comerica Loan Agreement"). The Company, subject to a borrowing base formula, had drawn through December 31, 1998 $21,000,000 under the Comerica Loan Agreement to repay all of the interim $15,000,000 Prudential Senior Notes. Advances under the Comerica Loan Agreement bear interest at the greater of Comerica's daily prime rate or the federal funds rate plus .5%. Subject to certain limitations, the Company has the option under the Loan Agreement to convert to a LIBOR based interest rate calculation. The Company also pays a commitment fee equal to .25% per annum on the unused portion of the commitment under the Comerica Loan Agreement. Based on finalized results of operations for the year ended December 31, 1998, the Company was not in compliance with certain financial covenants in the Comerica Loan Agreement. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with these financial covenants through December 31, 1998 and to modify certain financial covenants prospectively. Comerica's commitment under this credit facility was reduced to $20,000,000, the interest rate adjusted to a base rate approximating prime plus 1%, and the maturity date was then modified to May 31, 2000.

     As of December 31, 1999, and continuing through July 14, 2000, the Company was not in compliance with certain provisions of the Comerica Loan Agreement, as modified in 1999. Such events of non-compliance continued to exist through December 1999, at which time the Company negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000 and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $14,321,000 at December 31, 1999 have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

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

     There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. Although the accompanying financial statements for the year ended December 31, 1999 have been prepared on the basis of a going concern, as discussed in Note A to the accompanying consolidated financial statements, significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations.

I. SHAREHOLDERS' EQUITY (DEFICIT):

  Capital Structure:

     At June 30, 1996, IWC Services authorized 1,000,000 shares of no par common stock of which 100,000 shares were issued and outstanding. Effective December 17, 1996, IWC Services amended its Articles of Incorporation and By-Laws increasing its authorized capital stock to 50,000,000 shares of $0.01 par value common stock and effected a 50-to-1 stock split and 5,000,000 shares of $0.00001 par value preferred stock,

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

which may be issued at the discretion of the Board of Directors. At December 31, 1998 and 1999, a total of 33,044,000 shares and 35,244,000 shares, respectively, of common stock were issued and outstanding. In June 1998, the Company completed the sale through private placement of 196,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice.

     In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share shall thereafter, until the nine month anniversary of the date of issuance be convertible, at the election of the holder thereof, into such number of shares of common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable Preferred Stock. In the event the Company has not redeemed shares of Redeemable Preferred Stock on or before the nine month anniversary of the date of issuance, each unredeemed share shall become immediately convertible, at the election of the holder thereof, into such number of shares of common stock as shall be obtained by dividing $25.00 by $2.75 (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock).

     Using the Black-Scholes pricing model and taking into account the discount upon conversion, an estimated fair value of $865,000 was attributed to the warrants issued in connection with the Redeemable Preferred Stock. This amount was accreted over the initial six-month redemption period in 1998 as a charge to net loss to common shareholders.

     During the years ended December 31, 1998 and 1999, the Company redeemed 56,000 and 8,000 shares, respectively, of Redeemable Preferred Stock for $1,400,000 and $200,000 plus accrued dividends, respectively, and subsequently retired those shares.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a five year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share. The Agreement also provides for additional warrants to purchase an additional 1,250,000 shares of the Company's stock which are contingently issuable if certain revenue targets in the Alliance Agreement are not met at the end of three years. Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens and extends the term of the alliance between the Company and Halliburton that has been in effect since 1995.

     In March 1999, one holder of the Company's 10% Junior Redeemable Preferred Stock converted 10,000 preferred shares into 121,000 common shares. In April and May 1999, three unaffiliated investor groups purchased from certain holders 74,000 shares of the Company's 10% Junior Redeemable Preferred Stock with a face amount of $1,841,000, plus accrued payment-in-kind dividends thereon. The Company entered into an agreement with two of the investor groups for the preferred shares to cancel further dividend requirements and

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

be convertible into 1,167,000 shares of Common Stock 90 days after closing. The third investor group entered into an agreement with the Company to convert the preferred shares into 60,000 shares of common stock 90 days after closing and continue the preferred stock dividend until conversion to common stock. As of December 31, 1999, 40,000 preferred shares had been converted into 667,000 common shares. The three investor groups received warrants to purchase, for a five year period, 381,000 shares of Common Stock at $5.00 per share. Using the Black-Scholes pricing model, an estimated fair value of $460,000 was attributed to these warrants. This amount was accreted over the 90 day agreement period in 1999 as a charge to net loss to common shareholders.

     As of December 31, 1999 the Company has accrued $455,000 for preferred stock dividends relating to the Series A preferred stock and the redeemable preferred stock.

     In May 1999, the Company completed the sale of $2,100,000 of Common Stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of Common Stock for a five year period at $5.00 per share and 700,000 shares of Common Stock for a four year period at $4.00 per share. Additional warrants were issued to the investors in the private placement to purchase 63,000 shares of Common Stock for a five-year period at $5.00 per share as a penalty for non-registration of the private placement Common Stock within 150 days of the completion of the sale. Using the Black-Scholes pricing model, an estimated fair value of $2,000 was attributed to these warrants.

     During 1999 and through July 17, 2000, the Company has been actively exploring opportunities for improved and/or replacement secured debt financing and, in addition, new equity infusions. A financing plan has been agreed to in principle which would waive existing loan covenant violations, modify future covenants and provide additional interim debt financing of $5,000,000 (increasing under certain circumstances up to $8,000,000) to supplement the existing secured credit facility. As discussed in Note M, through July 14, 2000, $6,635,000 in funds have been received. This interim credit facility is intended to permit the orderly replacement of the current secured credit facility. Closing is subject to completion of legal documentation and requisite reviews and approvals. Furthermore, the Company has confidentiality agreements and is in active discussions with certain investor groups regarding the making of an equity investment in the Company. However, there is no assurance that the Company will be able to complete either of these transactions, or that they will necessarily be on terms favorable to the Company. Furthermore, should such financings be obtained, they would have a significantly dilutive impact on common shareholders.

  Warrants:

     On September 18, 1997, the Company closed a private placement offering for the sale of 7,475,000 shares of common stock at $1 per share for a total of $7,475,000. Proceeds to the Company after placement agents' fees and expenses of the offering were approximately $6,323,000 and were used for payment on the Boots & Coots, L.P. acquisition notes and for working capital. Additionally, the placement agents were awarded 748,000 warrants at an exercise price of $1.20, which are exercisable for a period of four years from grant date. In March 1999, the Company awarded 240,000 warrants as compensation to an outside consultant at an exercise price of $2.50 per share, which vest over twelve months and are exercisable over a five-year period from the date of grant. Based on a Black-Scholes calculation, the Company recorded a $244,000 compensation charge related to the issuance of these warrants.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     As discussed in Note H, in connection with various short-term interim and long-term financings, the Company has granted to the lenders warrants to purchase common stock of the Company. A summary of warrants outstanding as of December 31, 1999 is as follows:

                                                              EXERCISE PRICE    NUMBER
EXPIRATION DATE                                                 PER SHARE      OF SHARES
---------------                                               --------------   ---------
06/30/00....................................................      $3.84           26,000
12/01/01....................................................       2.85          300,000
05/14/02....................................................       4.00          700,000
09/18/02....................................................       1.20          748,000
04/23/03....................................................       5.00          200,000
05/31/03....................................................       5.00          980,000
01/02/04....................................................       2.62          800,000
03/07/04....................................................       4.50          300,000
03/07/04....................................................       2.50          240,000
04/15/04....................................................       4.00        1,250,000
04/26/04....................................................       5.00          163,000
05/02/04....................................................       5.00           18,000
05/14/00....................................................       5.00          420,000
08/12/04....................................................       5.00           42,000
10/11/04....................................................       5.00           21,000
07/23/08....................................................       6.70        3,165,000
                                                                               ---------
                                                                               9,373,000
                                                                               =========

  Voting Trust Agreement:

     In May 1995, certain officers and directors of the Company entered into a Voting Trust Agreement giving the Company's chairman and a director of the Company the absolute right to vote all shares of common stock owned by certain other officers of the Company during a five-year period ending December 31, 2000. The Voting Trust Agreement provides that twenty percent of the shares subject to such agreement are eligible for release therefrom on each one year anniversary date of the agreement. As of July 14, 2000, none of such shares remain subject to the Voting Trust Agreement.

  401(k) Plan:

     The Company's wholly-owned subsidiary, Baylor Company, was sponsor of the Baylor Company 401(k) Plan for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. Baylor Company matched 50% of participant contributions up to 6% of considered compensation. During the period from July 23, 1998 (acquisition date) through December 31, 1998, Baylor Company contributed $73,000 under this plan. Effective February 1, 1999, the Baylor 401(k) Plan was renamed the Boots & Coots Group 401(k) Plan and the amended Plan was adopted by the Company and its other operating subsidiaries. During the year ended December 31, 1999, the Company contributed approximately $280,000 under the Plan.

  Stock Option Plans:

     A summary of Stock Option Plans in effect as of December 31, 1999, follows:

     1996 Incentive Stock Plan authorizing the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The 1996 Plan permitted the grant of incentive equity awards covering up to 960,000 shares of common stock. In connection with the

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 460,000 shares of common stock to employees who were the beneficial owners of 200,000 options that were previously granted by IWC Services. These incentive stock options were exercisable for a period of 10 years from the original date of grant at an exercise price of $0.43 per share.

     1997 Boots & Coots Employee Option Grant, providing for IWC Services to issue options to purchase a total of 100,000 shares of its common stock at a price of $1.00 per share to nine employees of Boots & Coots. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 230,000 shares of common stock to the Boots & Coots employees who were the beneficial owners of the 100,000 options that were previously granted by IWC Services. These stock options vest at the rate of 20% per year commencing in July 1998 and are exercisable for a period of 10 years from the original date of grant at an exercise price of $0.43 per share.

     1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or nonqualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock options covering an aggregate of 1,310,000 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or nonqualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 1999, stock option grants covering an aggregate of 780,000 shares of Common Stock have been made under the Plan.

     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 15,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 1999, stock options covering an aggregate of 75,000 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     Activity in these option plans for the year ended June 30, 1997, six months ended December 31, 1997, and years ended December 31, 1998 and 1999 was as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                NUMBER     EXERCISE PRICE
                                                              OF SHARES      PER SHARE
                                                              ----------   --------------
Outstanding June 30, 1996...................................  --........       $  --
  Granted...................................................     690,000        0.43
  Exercised.................................................          --          --
  Expired...................................................          --          --
                                                              ----------       -----
Outstanding June 30, 1997...................................     690,000        0.43
  Granted...................................................   1,920,000        1.14
  Exercised.................................................  (1,426,000)       0.43
  Cancelled.................................................     (12,000)       0.43
                                                              ----------       -----
Outstanding December 31, 1997...............................   1,172,000        1.59
  Granted...................................................   1,645,000        2.85
  Exercised.................................................    (354,000)       0.80
  Cancelled.................................................     (21,000)       2.00
                                                              ----------       -----
Outstanding December 31, 1998...............................   2,442,000       $2.55
  Granted...................................................   1,360,000        1.55
  Exercised.................................................     (12,000)       0.43
  Cancelled.................................................    (168,000)       3.36
                                                              ----------       -----
Outstanding December 31, 1999...............................   3,622,000       $2.14
                                                              ==========       =====

     As of December 31, 1999, 639,000 options are currently exercisable at exercise prices ranging from $0.43 to $6.00 and the remaining options vest over a period of three to ten years from date of grant.

     In December 1996 and May 1997, the Company issued a total of 1,265,000 contractual stock options to five persons, including 460,000 options issued to certain officers and directors and 805,000 options issued to two attorneys. These contractual stock options had a two-year term beginning on the original date of grant, were fully vested and are immediately exercisable by the holders thereof at a price of $0.43 per share. During the six months ended December 31, 1997, the Company allowed the exercise of these options through the redemption of common shares owned by the option holders.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

consistent with the method of SFAS No. 123, the Company's reported net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                          SIX-MONTH
                                            YEAR ENDED   PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                             JUNE 30,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1997          1997           1998           1999
                                            ----------   ------------   ------------   ------------
Net loss to common
  shareholders..............  As reported   $(156,000)   $  (758,000)   $(3,937,000)   $(32,360,000)
                              Pro forma      (220,000)    (1,029,000)    (5,460,000)    (34,142,000)
Net loss per common share...  As reported       (0.01)         (0.03)         (0.12)          (0.94)
                              Pro forma         (0.02)         (0.04)         (0.17)          (0.99)

     The Company used the Black-Scholes option pricing model to estimate the fair value of options granted on the date of grant for 1998 and 1999. The following assumptions were applied in determining the pro forma compensation costs:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                                1998           1999
                                                              ---------       -------
Risk-free interest rate.....................................      6.0%          5.7%
Expected dividend yield.....................................        --            --
Expected option life........................................  1-3 yrs.        5 yrs.
Expected volatility.........................................     45.0%        109.3%
Weighted average fair value of options granted at market
  value.....................................................     $1.98         $1.37

     Summary information about the Company's stock options outstanding at December 31, 1999:

                                         WEIGHTED
                    OUTSTANDING          AVERAGE           WEIGHTED         EXERCISABLE         WEIGHTED
   RANGE OF             AT             CONTRACTUAL         AVERAGE              AT              AVERAGE
EXERCISE PRICE   DECEMBER 31, 1999   PERIODS IN YEARS   EXERCISE PRICE   DECEMBER 31, 1999   EXERCISE PRICE
--------------   -----------------   ----------------   --------------   -----------------   --------------
 $ .43 - $1.75       1,514,000             9.1              $ 1.39             94,000            $ .43
  1.75 - $3.00       1,523,000             8.1                1.99            379,000             1.98
  3.00 - $5.00         320,000             7.7                3.69            113,000             3.70
  5.00 - $6.00         265,000             8.2                5.47             53,000             5.47
                     ---------             ---              ------            -------            -----
 $ .43 - $6.00       3,622,000             8.5              $ 2.14            639,000            $2.34
                     =========             ===              ======            =======            =====

     In April 2000, the Company voided stock options covering an aggregate of 3,007,000 shares of Common Stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. As of July 14, 2000, these options had not been reissued.

J. RELATED PARTY TRANSACTIONS:

     Through December 31, 1997, the Company shared certain administrative facilities and services including corporate office space, administrative personnel and office support equipment with Buckingham Capital Corporation, an affiliate of the Company's then major individual shareholder, Chairman and Chief Executive Officer, Larry H. Ramming. For the year ended June 30, 1997 and six-month period ended December 31, 1997, the Company paid approximately $236,000 and $186,000, respectively, to Buckingham Capital Corporation for such services. Management believes such charges are comparable to what would have been paid to outside parties for such facilities and services.

     During the year ended June 30, 1997 and the six-month period ended December 31, 1997, the Company incurred $156,000 and $145,000, respectively, in financial consulting fees for services rendered by Buckingham

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

Capital Corporation in connection with the Company's private offering of $3,000,000 principal amount of 12% Senior Subordinated Notes. Such fees were included with deferred financing costs in the consolidated balance sheet and amortized over the term of the Notes, $2,900,000 of which were converted to common stock in September 1997 (see Note H).

     As discussed in Note H, the Company's then major individual shareholder, Chairman and Chief Executive Officer, Larry H. Ramming, was granted a waiver of the lock-up restrictions on his shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding on the 10% Senior Secured Notes issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees. During the period from January 1, 1999 through April 15, 1999, at which time Mr. Ramming agreed to subordinate and delay future note payments so long as the Comerica senior secured credit facility remained outstanding, additional principal payments of $648,000 were paid to Mr. Ramming. As further consideration for certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares. Further, Mr. Ramming deferred issuance of 2,000,000 warrants to purchase Common Stock on the basis of a $0.75 per share purchase price as was eligible for issue in connection with his loan and renewals to the Company, in exchange for the commitment by the Company to issue subject to availability of authorized but unissued or committed shares of Common Stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares of the Company's Common Stock in connection with financing transactions completed subsequent to December 31, 1999. At December 31, 1999, the remaining principal balance on this note, which was voluntarily subordinated to the Company's senior secured debt, is $569,000. Accrued interest and additional accrued but unpaid extension fees aggregate $270,000. Management believes the terms and conditions of Mr. Ramming's loan to the Company are favorable to those that could have been negotiated with outside parties.

     In 1998 the Company entered into an agreement with a company controlled by Mr. Ramming to have available for charter, on a 24-hour per day, 365 days per year stand-by status, a jet aircraft and full time stand-by crew to be utilized in connection with the Company's mobilization of personnel and selected equipment for emergency response well control and spill containment and remediation spills, which in those events are billed to the utilizing customer at a rate of Company cost plus a 20% service fee mark up and for other corporate purposes as needed. For the years ended December 31, 1998 and 1999, $399,000 and $128,000, respectively, was paid pursuant to such charter arrangement, based on rates comparable to those available from third party aircraft charter operators for comparable charter arrangements. This arrangement was terminated during the second quarter of 1999.

K. COMMITMENTS AND CONTINGENCIES:

     The Company leases vehicles, equipment and shop and equipment storage facilities under operating leases with terms in excess of one year.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     At December 31, 1999, future minimum lease payments under these non-cancelable operating leases are approximately:

YEARS ENDING DECEMBER 31:                                    AMOUNT
-------------------------                                  ----------
2000....................................................    1,229,000
2001....................................................    1,032,000
2002....................................................      918,000
2003....................................................      874,000
2004....................................................      696,000
Thereafter..............................................      462,000
                                                           ----------
                                                           $5,211,000
                                                           ==========

     Rent expense for the year ended June 30, 1997, the six-month period ended December 31, 1997, and the years ended December 31, 1998 and 1999, was approximately $77,000, $140,000, $1,158,000, and $2,001,000, respectively.

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Except as disclosed under this item, management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position.

     The Company and a subsidiary are named in a lawsuit filed in August of 1999 relating to the purchase of Haz-Tech Environmental Services, Inc. ("Haz-Tech") in November of 1998. The lawsuit is styled James Stephen Gladden and Gerald Anglin v. Boots & Coots International Well Control, Inc. and Boots & Coots Special Services, Inc.; Cause No. 1999-39928; in the 80th Judicial District Court of Harris County, Texas.

     This is a lawsuit for breach of the plaintiffs' respective employment agreements, fraud, and breach of the merger agreement pursuant to which Haz-Tech was acquired and merged into Boots & Coots Special Services, Inc. ("Special Services"). Plaintiffs allege that they signed six-year employment agreements with Special Services which could be terminated only for cause, as defined in the agreements, and that they were wrongfully terminated without cause pursuant to a cost-reduction plan. Plaintiffs further allege that Special Services fraudulently represented its intention to employ them for an extended period at the time the employment agreements were executed and that the Company breached the merger agreement by failing to use its best efforts to collect certain scheduled accounts receivable of Haz-Tech following the acquisition, including certain Haz-Tech invoices to Code 3, Inc. (n/k/a Boots & Coots Special Services, Inc.) in the alleged total amount of approximately $93,000, by failing to assign them any uncollected accounts receivable, by failing to issue additional stock to plaintiffs pursuant to a price adjustment provision in the merger agreement, and by failing to release certain Boots & Coots stock which was escrowed pursuant to the merger agreement. Each plaintiff alleges damages in excess of $600,000 in connection with their wrongful termination claims as well as additional damages in connection with their other claims.

     Although the Company disagrees with the contentions made by the plaintiffs, management of the Company can make no assurances that it will be able to defend the Company successfully.

     Additionally, in May of 2000, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. At the time of the filing, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. The Company, in consultation with its counsel, believes it is not probable that any creditors of ITS may successfully assert and realize judgements against the Company.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

L. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Information concerning operations in different business segments at December 31, 1999, and for the year then ended is presented below. Through September 30, 1999, the Company considered that it operated in three segments:
Emergency Response and Restoration, Programs and Services (risk management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

     As a result of the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an assessment has been made that the Company's risk management programs are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented. Further, ITS operating results are presented as discontinued operations for periods included herein.

                                              EMERGENCY     MANUFACTURING
                                             RESPONSE AND        AND
                                             RESTORATION    DISTRIBUTION    CONSOLIDATED
                                             ------------   -------------   ------------
Year Ended December 31, 1999
  Net Operating Revenues...................  $ 28,418,000    $39,147,000    $ 67,565,000
  Operating Loss...........................   (15,201,000)    (1,487,000)    (16,688,000)
  Identifiable Operating Assets............    23,092,000     39,156,000      62,248,000
  Capital Expenditures.....................     3,581,000      1,963,000       5,544,000
  Depreciation and Amortization............     2,500,000      1,955,000       4,455,000
  Interest Expense.........................     2,925,000      3,268,000       6,193,000
Year Ended December 31, 1998
  Net Operating Revenues...................  $ 28,999,000    $21,948,000    $ 50,947,000
  Operating Income (Loss)..................    (1,291,000)     2,506,000       1,215,000
  Identifiable Operating Assets............    43,328,000     45,973,000      89,301,000
  Capital Expenditures.....................     3,703,000        447,000       4,150,000
  Depreciation and Amortization............     1,402,000        814,000       2,216,000
  Interest Expense.........................     2,606,000      1,702,000       4,308,000
Six-Month Period Ended December 31, 1997
  Net Operating Revenues...................  $  4,417,000    $   972,000    $  5,389,000
  Operating Income (Loss)..................      (493,000)        61,000        (432,000)
  Identifiable Operating Assets............    11,540,000      2,521,000      14,061,000
  Capital Expenditures.....................       188,000             --         188,000
  Depreciation and Amortization............       466,000         33,000         499,000
  Interest Expense.........................       117,000             --         117,000

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

                                                    SIX-MONTH
                                      YEAR ENDED   PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                       JUNE 30,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997          1997           1998           1999
                                      ----------   ------------   ------------   ------------
Customer A..........................   $385,000     $       --        $ --       $        --
Customer B..........................    757,000             --          --                --
Customer C..........................    416,000             --          --                --
Customer D..........................         --      1,454,000          --                --
Customer E..........................         --        568,000          --                --
Customer F..........................         --             --          --        12,741,000

     The Company's revenues are generated geographically as follows:

                                                     SIX-MONTH
                                       YEAR ENDED   PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                        JUNE 30,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1997          1997           1998           1999
                                       ----------   ------------   ------------   ------------
Domestic customers...................      71%           61%            35%            80%
Foreign customers....................      29%           39%            65%            20%

     Two of the Company's customers collectively accounted for 27% of outstanding accounts receivable at December 31, 1997. None of the Company's customers at December 31, 1998 and 1999 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

M. EVENTS SUBSEQUENT TO DECEMBER 31, 1999 (UNAUDITED)

     The Company has undertaken financing initiatives subsequent to December 31, 1999 directed toward the obtaining of additional financing for working capital purposes, the refinancing of the Comerica Senior Secured Loan, and negotiating a restructuring of the Prudential Subordinated Note. In furtherance of these steps, on April 10, 2000 the Company entered into a financial advisory agreement with an Investment Group ("the Investment Group") to provide to the Company, for a twelve (12) month term, financial consulting services in connection with a proposed $8,000,000 of debt and/or equity financing. As consideration for such services, the Investment Group will receive fees in the form of an "in-kind" issuance of options to purchase shares of the Company's $.00001 par Value Common Stock ("Common Stock") on a $0.75 per share basis equal to 7.5% of the funds raised; and, warrants to purchase, for a 5 year term, 1,600,000 shares of the Company's Common Stock at $0.75 per share.

     On April 12, 2000, the Company entered into an agreement with the Investment Group, as agent for a syndicate that would purchase, in the form of a participation interest in the Traunche B Revolver, Comerica Bank Senior Secured Credit Facility. The group receives, on the basis of 1 warrant for each $1 of participation interest in the Traunche B Revolver, warrants to purchase the Company's Common Stock at the rate of $0.625 per share at any time during a five year period after closing. This participation traunche bears interest at the rate of prime plus 3% (currently 12%) plus an additional interest factor of 4%. Such interest is payable, subject to availability of authorized but unissued or committed shares, in additional shares of the Company's Common

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

Stock on the basis of $0.625 per share. The participation interest is convertible into a new issue of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") at the election of the participation interest holder or at the Company's request upon the satisfactory resolution of default conditions existing under the Prudential Senior Subordinated Note. The Certificate of Designation of Rights and Preferences of the Series B Preferred Stock that was adopted on April 28, 2000 designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. In the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum.

     With respect to the participation interest holders, Series B Preferred Stock received in exchange for debt may be converted into shares of the Company's Common Stock during the period from April 11, 2000 through December 31, 2002 at a conversion rate based on 85% of the then immediately preceding 90 day average closing traded price of the Company's Common Stock. Furthermore, the Series B Preferred Stock issued to the participation interest holders may be redeemed by the Company at face amount, together with accrued interest, during the period from October 1, 2000 through December 31, 2001, if the 30 day average closing traded price of the Company's Common Stock for any 30 day period from October 1, 2000 through December 31, 2001 equals $2.50 per share.

     The participation interest holders were also issued warrants to purchase at any time during a five (5) year period after closing, warrants to purchase an amount of the Company's Common Stock equivalent to 10% of the converted shares of such Common Stock at the same conversion price as the Series B Preferred Stock, with a floor conversion rate of $0.75 per share.

     To date, $6,635,000 in funds from the purchase of above participation interests have been received with approximately $1,400,000 in additional funds committed to be raised.

     In order for the Company to have available shares of authorized but unissued or committed shares of Common Stock to accommodate the conversion features discussed above for Series B Preferred Stock for the participation interest holders as well as Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through June, 2000 with certain of its Common Stock shareholders to contribute an aggregate of 5,288,650 shares of Common Stock to the Company in exchange for 52,888 share of Series B Preferred Stock. Certain Directors and Officers of the Company contributed 2,600,000 shares of Common Stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock, certain officers, directors, employees and consultants of the Company holding previously granted stock options to purchase 3,007,000 shares of Common Stock at exercise prices ranging from $0.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $0.75 per share over a five-year term.

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 shares from $5.00 per share to $1.25 per share and to lower the exercise price on 100,000 shares to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of its 10% Junior Redeemable Convertible Preferred Stock held by certain of such unaffiliated parties and issued a warrant to purchase 456,000 shares of common stock at an exercise price of $1.25 per share. The Company relied upon Section 4(2) of the Act for the issuance of the warrant. The

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

Company used no general advertising or solicitation in connection with such issuance, there were a limited number of parties, all of whom were accredited investors and sophisticated and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. After eighteen months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance of such Series C Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum. To date, 10,400 shares of Series C Preferred Stock has been issued in exchange for indebtedness owed by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at December 31, 1999. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $0.75 per share. Further Mr. Ramming deferred issuance of 2,000,000 warrants to purchase common stock on the basis of a $0.75 per share purchase price as was eligible for issue in connection with his loan and renewals to the Company, in exchange for the commitment by the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares of the Company's common stock in connection with financing transactions completed subsequent to December 31, 1999.

     On June 20, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $0.75 per share. 3,000 shares of Series D Preferred Stock has been issued to the Investment Group discussed above.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          3.01           -- Amended and Restated Certificate of Incorporation(1)
          3.02           -- Amendment to Certificate of Incorporation(1)
          3.03           -- Amended Bylaws(1)
          4.01           -- Specimen Certificate for the Registrant's Common Stock(1)
          4.02           -- Form of 12% Senior Subordinated Notes due December 31,
                            2000(1)
          4.03           -- Form of Noteholders' Warrants to Purchase $3,000,000 of
                            Common Stock(1)
          4.04           -- Form of Employees Options to Purchase 690,000 shares of
                            Common Stock(1)
          4.05           -- Form of Contractual Options to Purchase 1,265,000 shares of Common Stock(1)
          4.06           -- Certificate of Designation of 10% Junior Redeemable
                            Convertible Preferred Stock(3)
          4.07           -- Certificate of Designation of Series A Cumulative Senior
                            Preferred Stock.
          4.08           -- Certificate of Designation of Series B Convertible
                            Preferred Stock.
          4.09           -- Certificate of Designation of Series C Cumulative
                            Convertible Junior Preferred Stock.
          4.10           -- Certificate of Designation of Series D Cumulative Junior
                            Preferred Stock.
          9.01           -- Voting Trust Agreement between Larry H. Ramming, Raymond
                            Henry, Richard Hatteberg, Danny Clayton and Brian Krause
                            (as amended)(2)
         10.01           -- Alliance Agreement between IWC Services, Inc. and
                            Halliburton Energy Services, a division of Halliburton
                            Company(1)
         10.02           -- Executive Employment Agreement of Larry H. Ramming(1)
         10.03           -- Executive Employment Agreement of Raymond Henry(1)
         10.04           -- Executive Employment Agreement of Brian Krause(1)
         10.05           -- Executive Employment Agreement of Richard Hatteberg(1)
         10.06           -- Executive Employment Agreement of Danny Clayton(1)
         10.07           -- Security Agreement and Financing Statement with Main
                            Street/Geneva(2)
         10.08           -- First Amendment to Security Agreement (assigned to
                            Prudential)(2)
         10.09           -- Stock Pledge Agreement with Main Street/Geneva (assigned to Prudential)(2)
         10.10           -- First Amendment to Stock Pledge Agreement (assigned to
                            Prudential)(2)
         10.11           -- Form of Warrant issued to Main Street/Geneva(2)
         10.12           -- Form of Registration Rights Agreement with Main
                            Street/Geneva(2)
         10.13           -- Form of First Amendment to Registration Rights
                            Agreement(2)
         10.14           -- 1997 Incentive Stock Plan(2)
         10.15           -- Outside Directors' Option Plan(2)
         10.16           -- Executive Compensation Plan(2)
         10.17           -- Halliburton Center Sublease(2)
         10.18           -- Camac Plaza Sublease(2)
         10.19           -- Senior Loan Agreement dated July 6, 1998, between Boots &
                            Coots International Well Control, Inc., and Prudential
                            Securities Credit Corporation(4)
         10.20           -- First Amendment to Senior Loan Agreement (Bridge
                            Facility) dated July 23, 1998, between Boots & Coots
                            International Well Control, Inc., and The Prudential
                            Insurance Company of America(4)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.21           -- Subordinated Note and Warrant Purchase Agreement dated
                            July 23, 1998, between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(4)
         10.22           -- Registration Rights Agreement dated July 23, 1998,
                            between Boots & Coots International Well Control, Inc.,
                            and The Prudential Insurance Company of America(4)
         10.23           -- Participation Rights Agreement dated July 23, 1998, by
                            and among Boots & Coots International Well Control, Inc.
                            The Prudential Insurance Company of America and certain
                            stockholders of Boots & Coots International Well Control,
                            Inc.(4)
         10.24           -- Common Stock Purchase Warrant dated July 23, 1998(4)
         10.25           -- Loan Agreement dated October 28, 1998, between Boots &
                            Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.26           -- Security Agreement dated October 28, 1998, between Boots
                            & Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.27           -- Amendment No. 1 to Subordinated Note and Warrant Purchase
                            Agreement between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(5)
         10.28           -- Executive Employment Agreement of H. B. Payne, Jr.(6)
         10.29           -- Executive Employment Agreement of Jerry Winchester(6)
         10.30           -- Executive Employment Agreement of Dewitt Edwards(6)
         10.31           -- Office Lease(6)
         10.33           -- Executive Employment Agreement of Larry H. Ramming(7)
         10.34           -- Executive Employment Agreement of Thomas L. Easley(7)
         10.35           -- Forbearance Agreement dated December 21, 1999, between
                            Boots & Coots International Well Control, Inc. and
                            Comerica Bank -- Texas.
         10.36           -- Second Amendment to Forbearance and Extension Agreement
                            dated April 21, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas.
         10.37           -- First Amendment to Forbearance and Extension Agreement
                            dated June 15, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas.
         10.38           -- Third Amendment to Loan Agreement dated April 21, 2000, between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas.
         10.39           -- Fourth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas.
         10.40           -- Fifth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas.
         10.41           -- Sixth Amendment to Loan Agreement dated June 15, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas.
         10.42           -- Preferred Stock and Warrant Purchase Agreement, dated
                            April 15, 1999, between Boots & Coots International Well
                            Control, Inc. and Halliburton Energy Services, Inc.
         10.43           -- Letter of Engagement, dated April 10, 2000, between Boots
                            & Coots International Well Control, Inc. and Maroon Bells
                            Capital, Inc.

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.44           -- Warrant to Purchase Common Stock, dated March 20, 2000, between Boots & Coots International Well Control, Inc.
                            and the Donald and Shelley Moorehead Charitable Trust
         10.45           -- Settlement Agreement, dated March 20, 2000, between Boots
                            & Coots International Well Control, Inc. and the Donald
                            and Shelley Moorehead Charitable Trust
         21.01           -- List of subsidiaries(6)
         23.01           -- Consent of Arthur Andersen LLP
         23.02           -- Consent of Hein + Associates LLP
         24.01           -- Power of Attorney (included on Signature Page)
         27.01           -- Financial Data Schedule

     (b) Reports on Form 8-K.

     None
---------------

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

(7) Incorporated herein by reference to the corresponding exhibit in the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999.