Form 10-Q
period 2000-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2000-07-18
CIK 833845

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 (713) 621-7911
               Registrant's telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at July 17, 2000, was 31,174,877.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
                                    PART I

Item 1.   Financial Information.......................................       3
          Consolidated Balance Sheets.................................       3
          Consolidated Statements of Operations.......................       4
          Consolidated Statements of Shareholders' Deficit............       5
          Consolidated Statements of Cash Flows.......................       6
          Notes to Consolidated Financial Statements..................    7-14
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15-18
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................      18

                                   PART II
Item 1.   Legal Proceedings...........................................      19
Item 2.   Changes in Securities and Use of Proceeds...................      19
Item 3.   Defaults Upon Senior Securities.............................      21
Item 4.   Submissions of Matters to a Vote of Security Holders........      22
Item 5.   Other Information...........................................      22
Item 6.   Exhibits and Reports on Form 8-K............................      22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENTS ASSETS:
  Cash......................................................  $    739,000   $  1,379,000
  Receivables -- net........................................     8,885,000     11,463,000
  Inventories...............................................     8,226,000      8,048,000
  Prepaid expenses and other current assets.................     1,402,000      1,135,000
                                                              ------------   ------------
          Total current assets..............................    19,252,000     22,025,000
                                                              ------------   ------------
PROPERTY AND EQUIPMENT -- net...............................    28,101,000     27,570,000
OTHER ASSETS:
  Goodwill -- net...........................................    10,438,000     10,162,000
  Deposits and Other -- net.................................     4,457,000      4,023,000
                                                              ------------   ------------
          Total assets......................................  $ 62,248,000   $ 63,780,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 14,858,000   $ 13,907,000
  Accrued liabilities and customer advances.................     8,486,000     10,645,000
  Current maturities of long-term debt and notes payable....    43,231,000     44,511,000
                                                              ------------   ------------
          Total current liabilities.........................    66,575,000     69,063,000
                                                              ------------   ------------
LONG-TERM DEBT AND NOTES PAYABLE -- net of current
  maturities................................................            --             --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     132,000 and 92,000 issued and outstanding at December
     31, 1999 and March 31, 2000, respectively).............            --             --
  Common stock ($.00001 par, 50,000,000 shares authorized,
     35,244,000 and 35,506,000 shares issued and outstanding
     at December 31, 1999 and March 31, 2000,
     respectively)..........................................            --             --
  Additional paid-in capital................................    32,951,000     33,118,000
  Accumulated deficit.......................................   (37,278,000)   (38,401,000)
                                                              ------------   ------------
          Total shareholders' deficit.......................    (4,327,000)    (5,283,000)
                                                              ------------   ------------
          Total liabilities and shareholders' deficit.......  $ 62,248,000   $ 63,780,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
REVENUES....................................................  $20,128,000   $13,702,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses......................   15,383,000     9,522,000
  Selling, General and Administrative.......................    3,687,000     2,835,000
  Depreciation and Amortization.............................      938,000     1,050,000
                                                              -----------   -----------
                                                               20,008,000    13,407,000
                                                              -----------   -----------
Operating Income............................................      120,000       295,000
Interest Expense and Other, net.............................    1,435,000     1,299,000
                                                              -----------   -----------
Loss From Continuing Operations Before Taxes................   (1,315,000)   (1,004,000)
Income Tax Expense..........................................       19,000            --
                                                              -----------   -----------
Loss From Continuing Operations.............................   (1,334,000)   (1,004,000)
Loss From Discontinued Operations, Net of Income Taxes......     (593,000)           --
                                                              -----------   -----------
Net Loss....................................................   (1,927,000)   (1,004,000)
Preferred Stock Accretion...................................           --         9,000
Preferred Dividend Requirements.............................       90,000       110,000
                                                              -----------   -----------
Net Loss Attributable to Common Shareholders................  $(2,017,000)  $(1,123,000)
                                                              ===========   ===========
Basic and Diluted Loss Per Common Share.....................  $      (.06)  $      (.03)
                                                              ===========   ===========
Weighted Average Number Of Common Shares Outstanding........   33,084,000    35,254,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                      PREFERRED STOCK       COMMON STOCK       ADDITIONAL                       TOTAL
                                      ----------------   -------------------     PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                      SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT         DEFICIT
                                      -------   ------   ----------   ------   -----------   ------------   -------------
BALANCES, December 31, 1999.........  132,000    $--     35,244,000    $--     $32,951,000   $(37,278,000)   $(4,327,000)
  Warrant discount accretion........       --     --             --     --           9,000         (9,000)            --
  Preferred stock conversion to
     common stock...................  (40,000)    --        250,000     --              --             --             --
  Preferred stock dividends.........       --     --             --     --         110,000       (110,000)            --
  Exercise of common stock
     options........................       --     --         12,000     --              --             --             --
  Warrants issued for consulting
     services.......................       --     --             --     --          48,000             --         48,000
  Net Loss..........................       --     --             --     --              --     (1,004,000)    (1,004,000)
                                      -------    ---     ----------    ---     -----------   ------------    -----------
BALANCES, March 31, 2000............   92,000    $--     35,506,000    $--     $33,118,000   $(38,401,000)   $(5,283,000)
                                      =======    ===     ==========    ===     ===========   ============    ===========

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1999            2000
                                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(1,927,000)   $ (1,004,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      938,000       1,050,000
  Non-cash charges associated with warrant costs............       74,000              --
  Common stock issues in exchange for services..............           --          48,000
  Bad debt expense..........................................       53,000          19,000
  Changes in assets and liabilities, net of acquisitions:
     Receivables............................................    1,713,000      (2,597,000)
     Inventories............................................     (448,000)        178,000
     Prepaid expenses and other current assets..............     (802,000)        267,000
     Deferred financing costs and other assets..............   (1,898,000)        434,000
     Change in net assets of discontinued operations........    3,034,000              --
     Accounts payable.......................................   (1,246,000)       (951,000)
     Accrued liabilities and customer advances..............     (940,000)      2,159,000
                                                              -----------    ------------
          Net cash provided by (used in) operating
            Activities......................................   (1,449,000)       (397,000)
                                                              -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..........................   (1,154,000)       (243,000)
                                                              -----------    ------------
          Net cash used in investing activities.............   (1,154,000)       (243,000)
                                                              -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit...........................    1,550,000      13,369,000
  Debt repayments...........................................     (643,000)    (12,089,000)
  Preferred stock dividends.................................      (14,000)             --
  Preferred stock redemption................................     (200,000)             --
                                                              -----------    ------------
  Net cash provided by (used in) financing activities.......      693,000       1,280,000
                                                              -----------    ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................   (1,910,000)        640,000
CASH AND CASH EQUIVALENTS, beginning of period..............    3,930,000         739,000
                                                              -----------    ------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 2,020,000    $  1,379,000
                                                              ===========    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $ 2,117,000    $    376,000
  Cash paid for taxes.......................................       85,000         326,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued with financings...........................           --           9,000
  Preferred stock dividends accrued.........................           --         110,000

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

A. GOING CONCERN

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

     As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses. For the quarter ended March 31, 2000, the Company incurred an after-tax loss of $1,004,000 from continuing operations.

     As of March 31, 2000, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000 and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $15,530,000 at March 31, 2000 have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

     As of March 31, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has delivered notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, Prudential has not taken any further steps to complete the acceleration of the obligation. Further, quarterly interest payments due since July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of the $30,000,000 Prudential Note and accrued interest thereon. Based on the uncertain status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes of $28,046 with amortization of DBcf -- should be $28,121,000 has been

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

included in current maturities on long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,879,000, representing the remaining note face amount as of March 31, 2000 attributed to the warrants sold to Prudential, is included in additional paid-in capital and would also require funding in the event the debt was extinguished, for a total payment of $30,000,000.

     The Company has continued to explore possibilities for new improved debt financing and/or equity infusions. As discussed in Part II, Section 2, through July 14, 2000, $6,635,000 in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. The Company has received a commitment, expiring on July 31, 2000, from a senior secured credit facility that would replace the Comerica facility. There are substantive unresolved issues associated with closing this facility and negotiations are ongoing with the prospective lender. In addition, the Company has ongoing discussions regarding the sale of certain assets and operations; however, there are no definitive agreements in place as of this date.

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

     The accompanying consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three-month period ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

     As of the current date, the Company has not engaged an independent public accounting firm to perform an audit of its consolidated financial statements for the year ended December 31, 2000. Accordingly, an interim review in accordance with the American Institute of Certified Public Accountants (AICPA) Statement No. 71 "Interim Financial Information"' has not been performed. The Company will engage an independent public accounting firm to perform an interim review of its consolidated financial statements at the earliest practicable time.

C. DISCONTINUED OPERATIONS

     A decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In connection with the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an impairment provision of $4,382,000 was made at December 31, 1999 to write down goodwill associated with the ITS acquisition. In April 2000, substantially all productive operations were ceased and the majority of employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS's operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. As a result of the Bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999. The Company, in consultation with its counsel, believes that it is not probable that any creditors or ITS may successfully assert and realize judgements against the Company. Accordingly, any operating losses incurred by ITS in excess of the Company's net investment have not been realized.

     Although the Company anticipates that ITS will develop a plan of reorganization in connection with the bankruptcy proceeding, management of the Company can make no assurance that the reorganization of ITS will be successful.

D. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

     As discussed in Note C, in May of 2000, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. The Company, in consultation with its counsel, believes it is not probable that any creditors of ITS may successfully assert and realize judgements against the Company.

E. BUSINESS SEGMENT INFORMATION

     Information concerning operations in different business segments at March 31, 1999 and 2000, and for the three-month periods then ended is presented below (in thousands). The Company considers that it operates in three segments:
Emergency Response and Restoration, Programs and Services (risk management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

                                                EMERGENCY     MANUFACTURING
                                               RESPONSE AND        AND
                                               RESTORATION    DISTRIBUTION    CONSOLIDATED
                                               ------------   -------------   ------------
Three Months Ended March 31, 2000
  Net Operating Revenues.....................  $ 7,215,000     $ 6,487,000    $13,702,000
  Operating Income (Loss)....................      353,000         (58,000)       295,000
  Identifiable Operating Assets..............   14,433,000      49,242,000     63,675,000
  Capital Expenditures.......................       55,000         371,000        426,000
  Depreciation and Amortization..............      664,000         386,000      1,050,000
  Interest Expense...........................    1,344,000           2,000      1,346,000
Three Months Ended March 31, 1999
  Net Operating Revenues.....................  $10,402,000     $ 9,726,000    $20,128,000
  Operating Income (Loss)....................     (388,000)        508,000        120,000
  Identifiable Operating Assets..............   31,739,000      48,497,000     80,236,000
  Capital Expenditures.......................      887,000         291,000      1,178,000
  Depreciation and Amortization..............      516,000         422,000        938,000
  Interest Expense...........................    1,417,000           3,000      1,420,000

     For the three-month periods ended March 31, 1999 and 2000, the Company's revenues were substantially consistent with those for the year ended December 31, 1999 (domestic -- 80%, foreign -- 20%).

F. EVENTS SUBSEQUENT TO MARCH 31, 2000

     The Company has undertaken financing initiatives subsequent to March 31, 2000 directed toward the obtaining of additional financing for working capital purposes, the refinancing of the Comerica Senior Secured Loan, and negotiating a restructuring of the Prudential Subordinated Note. In furtherance of these steps, on April 10, 2000 the Company entered into a financial advisory agreement with an Investment Group ("the Investment Group") to provide to the Company, for a twelve (12) month term, financial consulting services in connection with a proposed $8,000,000 of debt and/or equity financing. As consideration for such services, the Investment Group will receive fees in the form of an "in-kind" issuance of options to purchase shares of the Company's $.00001 par Value Common Stock ("Common Stock") on a $.75 per share basis equal to 7.5% of the funds raised; and, warrants to purchase, for a 5 year term, 1,600,000 shares of the Company's Common Stock at $.75 per share.

     On April 12, 2000, the Company entered into an agreement with the Investment Group, as agent for a syndicate that would purchase, in the form of a participation interest in the Tranche B Revolver, Comerica Bank Senior Secured Credit Facility. The group receives, on the basis of 1 warrant for each $1 of participation interest in the Tranche B Revolver, warrants to purchase the Company's stock at the rate of $0.625 per share at any time during a five year period after closing. This participation tranche bears interest at the rate of prime plus 3% (currently 12%) plus an additional interest factor of 4%. Such interest is payable, subject to availability of authorized but unissued or committed shares, in additional shares of the Company's Common Stock on the basis of $0.625 per share. The participation interest is convertible into a new issue of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") at the election of the participation interest holder or at the Company's request upon the satisfactory resolution of default conditions existing under the Prudential Senior Subordinated Note. The Certificate of Designation of Rights and Preferences of the Series B Preferred Stock that was adopted on April 28, 2000 designates this issue to consist

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

of 100,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $.75 per share conversion rate. In the event that within 6 months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum.

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

     The participation interest holders were also issued warrants to purchase at any time during a three (3) year period after closing, warrants to purchase an amount of the Company's Common Stock equivalent to 10% of the converted shares of such Common Stock at the same conversion price as the Series B Preferred Stock, with a floor conversion rate of $0.75 per share.

     To date, approximately $6.6 million in funds from the purchase of above participation interests have been received with approximately $1.4 million in additional funds committed to be raised.

     In order for the Company to have available shares of authorized but unissued or committed shares of Common Stock to accommodate the conversion features discussed above for Series B Preferred Stock for the participation interest holders as well as Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through June, 2000 with certain of its Common Stock shareholders to contribute an aggregate of 5,288,650 shares of Common Stock to the Company in exchange for 52,888 share of Series B Preferred Stock. Certain Directors and Officers of the Company contributed 2,600,000 shares of Common Stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock, certain Officers, Directors, Employees and Consultants of the Company holding previously granted stock options to purchase 3,007,000 shares of Common Stock at exercise prices ranging from $.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $.75 per share over a 5 year term.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of direction equivalent to 1 votes per share of common stock into which preferred shares are convertible into; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $.75 per share conversion rate. After eighteen months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum. To date, 10,400 shares of

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

Series C Preferred Stock has been issued in exchange for indebtedness owned by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at March 31, 2000. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $.75 per share.

     On June 20, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $.75 per share. 3,000 shares of Series D Preferred Stock has been issued to the Investment Group discussed above.

HALTING OF TRADING OF THE COMPANY'S COMMON STOCK

     On April 20, 2000, the Company announced that the American Stock Exchange had halted trading in the Common Stock of the Company pending the filing of this Annual Report on Form 10-K and the Company's Form 10-Q for the period ended March 31, 2000. Although management of the Company believes that it has complied with the requests of the American Stock Exchange, no assurance can be provided that the American Stock Exchange will lift the halt on the trading of the Company's Common Stock and will continue to list the Company on its exchange.

FINANCING ACTIVITY

     As discussed in Part II, Item 2 herein, subsequent to March 31, 2000, the Company received approximately $6.6 million in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,480,000 shares of common stock to the investment group that arranged the financing. In the aggregate, the warrants are currently exercisable for approximately 9 million shares, with the balance exercisable at such time as the Company has adequate shares of common stock available. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,000,000 shares and $0.75 per share as to 3,480,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised.

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

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------   -----------
REVENUES
  Emergency Response and Restoration.......................  $10,402,000   $ 7,215,000
  Manufacturing and Distribution...........................    9,726,000     6,487,000
                                                             -----------   -----------
                                                             $20,128,000   $13,702,000
                                                             -----------   -----------
COST OF SALES AND OPERATING EXPENSES
  Emergency Response and Restoration.......................  $ 8,811,000   $ 5,444,000
  Manufacturing and Distribution...........................    6,572,000     4,078,000
                                                             -----------   -----------
                                                             $15,383,000   $ 9,522,000
                                                             -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)
  Emergency Response and Restoration.......................  $ 1,463,000   $   754,000
  Manufacturing and Distribution...........................    2,224,000     2,081,000
                                                             -----------   -----------
                                                             $ 3,687,000   $ 2,835,000
                                                             -----------   -----------
DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration.......................  $   516,000   $   664,000
  Manufacturing and Distribution...........................      422,000       386,000
                                                             -----------   -----------
                                                             $   938,000   $ 1,050,000
                                                             -----------   -----------
OPERATING INCOME (LOSS)
  Emergency Response and Restoration.......................  $  (388,000)  $   353,000
  Manufacturing and Distribution...........................      508,000       (58,000)
                                                             -----------   -----------
                                                             $   120,000   $   295,000
                                                             -----------   -----------

---------------

(1) Selling, General, Administrative and Corporate expenses have been allocated pro rata among segments using relative revenues for the basis.

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 WITH THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

     REVENUES

     Emergency Response and Restoration revenues were $7,215,000 for the quarter ended March 31, 2000, compared to $10,402,000 for the quarter ended March 31, 1999, a decrease of $3,187,000 (30.6%) in the current period. The principal component of the reduction was a $2,697,000 decrease in revenues from the Company's Well Control operations, due primarily to the fact that the prior year period included a large well control project in which the company acted as general contractor. The remainder of the decrease resulted from lower revenues from the Special Services hazardous materials operation offset by improved results from Risk Management revenues.

     Manufacturing and Distribution revenues were $6,487,000 for the three months ended March 31, 2000, representing a decrease of $3,239,000 (33.3%) compared to the same period of the prior year. The decrease was primarily attributable to a significant decline in revenues from Baylor Company, which fell by $2,722,000 when compared to the first three months of the preceding year. Baylor's results reflect an anticipated lag in market recovery from the depressed condition of the oil and gas industry experienced in 1999. The remainder of the decline in Manufacturing and Distribution revenues resulted from a decrease in international sales and a decrease in orders for fire and protective equipment.

     COST OF SALES AND OPERATING EXPENSES

     Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $3,367,000 for the quarter ended March 31, 2000, a decrease of 38.2% in comparison to the first quarter of last year. As a percentage, Cost of Sales and Operating Expenses declined more than the corresponding segment revenues, resulting in an improved contribution margin for Emergency Response and Restoration; a 25% contribution margin versus a 15% contribution margin for the quarters ended March 31, 2000 and March 31, 1999, respectively.

     The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $2,494,000 (37.9%) for the quarter ended March 31, 2000 is primarily the result of lower sales and operating levels at the Baylor Company. The percentage decline in Manufacturing and Distribution Cost of Sales and Operating Expenses was more than the percentage decline in revenues, resulting in an improvement in the contribution margin for the business segment. This improvement reflects the result of 1999 initiatives targeted at reducing operational overhead.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $754,000 for the quarter ended March 31, 2000, compared to $1,463,000 for the quarter ended March 31, 1999, a decrease of $709,000 (48.5%) from the comparable quarter of the prior year. Selling, General and Administrative Expenses were reduced in response to 1999 cost reduction initiatives in Boots & Coots Special Services.

     The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $143,000 (6.4%) for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, is primarily the result of management's previously referenced cost reduction initiatives at ABASCO.

     DEPRECIATION AND AMORTIZATION

     The increase in Emergency Response and Restoration Depreciation and Amortization of $148,000 for the 1999 to 2000 quarter is primarily the result of adjustments to the calculation in the current quarter required to properly state depreciation provisions.

     The decrease in Manufacturing and Distribution Depreciation and Amortization of $36,000 for the 1999 to 2000 quarter is primarily due to a reduction in the asset base of ABASCO.

     LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued through March 31, 2000. Some improvements have occurred to date in 2000, however the Company's upstream and downstream customer base have not to date increased project expenditure levels to those existing in the first half of 1998. The liquidity of the Company must be considered in light of the significant fluctuations that have been experienced by oilfield service providers as changes in oil and gas exploration and production activities changed customers' forecasts and budgets in response to oil and gas prices. These fluctuations significantly impacted the Company's cash flows as supply and demand factors impacted the number and size of projects available. During 1998 and continuing into the first quarter of 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Although oil and gas prices recovered beginning in the second quarter of 1999 and continue to improve, to date the Company's well control business has not yet benefited to a meaningful degree from price improvements due to the lag time in exploration and production companies restoring capital and operating budgets that have been materially curtailed since the third quarter of 1998. Furthermore, there is no assurance that the oil and gas commodity price increases will be sustained or that they will result in increased operational activity by the Company's customers. As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses.

     As of December 31, 1999, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000 and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $15,530,000 at March 31, 2000 have been included in current maturities on long-term debt and notes payable in the accompanying financial statements.

     As of March 31, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Further, quarterly interest payments due since July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of its obligations. Based on the uncertain status of the Company's discussions with Prudential, the $28,121,000 recorded liability balance of the Prudential obligation has been included in current maturities on long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,879,000, representing the remaining note face amount attributed to the warrants sold Prudential, is included in additional paid-in capital but would also require funding.

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

     The Company has continued to explore possibilities for new equity infusions and/or improved debt financing. During the quarter ended June 30, 2000, $6,635,000 in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. The Company has received a commitment, expiring on July 31, 2000, from a senior secured credit facility that would replace the Comerica facility. There are substantive unresolved issues associated with closing this facility and negotiations are ongoing with the prospective lender. In addition, the Company has ongoing discussions regarding the sale of certain assets and operations; however, there are no definitive agreements in place as of this date.

     The new financing obtained to date and any future additional financing will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in this report. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-K, 10-Q and 8-K, and its Annual Report to Stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company's market sensitive financial instruments contains "forward-looking statements".

     Interest Rate Risk. At March 31, 2000, the Company had minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to a significant risk of earnings loss due to changes in market interest rates.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Except as disclosed under this item, management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position. The Company and a subsidiary are named in a lawsuit filed in August of 1999 relating to the purchase of Haz-Tech Environmental Services, Inc. ("Haz-Tech") in November of 1998. The lawsuit is styled James Stephen Gladden and Gerald Anglin v. Boots & Coots International Well Control, Inc. and Boots & Coots Special Services, Inc.; Cause No. 1999-39928; in the 80th Judicial District Court of Harris County, Texas. This is a lawsuit for breach of the plaintiffs respective employment agreements, fraud, and breach of the merger agreement pursuant to which Haz-Tech was acquired and merged into Boots & Coots Special Services, Inc. ("Special Services"). Plaintiffs allege that they signed six-year employment agreements with Special Services which could be terminated only for cause, as defined in the agreements, and that they were wrongfully terminated without cause pursuant to a cost-reduction plan. Plaintiffs further allege that Special Services fraudulently represented its intention to employ them for an extended period at the time the employment agreements were executed and that the Company breached the merger agreement by failing to use its best efforts to collect certain scheduled accounts receivable of Haz-Tech following the acquisition, including certain Haz-Tech invoices to Code 3, Inc. (n/k/a Boots & Coots Special Services, Inc.) in the alleged total amount of approximately $93,000, by failing to assign them any uncollected accounts receivable, by failing to issue additional stock to plaintiffs pursuant to a price adjustment provision in the merger agreement, and by failing to release certain Boots & Coots stock which was escrowed pursuant to the merger agreement. Each plaintiff alleges damages in excess of $600,000 in connection with their wrongful termination claims as well as additional damages in connection with their other claims.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has undertaken financing initiatives subsequent to December 31, 1999 directed toward the obtaining of additional financing for working capital purposes, the refinancing of the Comerica Senior Secured Loan, and negotiating a restructuring of the Prudential Subordinated Note and Warrant Purchase Agreement. In furtherance of these steps, on April 10, 2000 the Company entered into a financial advisory agreement with an investment group to provide to the Company, for a twelve month term, financial consulting services in connection with a proposed $8,000,000 of debt and/or equity financing. As consideration for such services, the investment group will receive fees in the form of an "in-kind" issuance of options to purchase shares of the Company's $.00001 par value Common Stock ("Common Stock") on a $0.75 per share basis equal to 7.5% of the funds raised; and, warrants to purchase, for a five year term, 1,600,000 shares of the Company's Common Stock at $0.75 per share.

     On April 12, 2000, the Company entered into an agreement with this investment group, as agent for a syndicate that would purchase, in the form of a participation interest in the Tranche B Revolver, Comerica Bank Senior Secured Credit Facility. The syndicate receives, on the basis of 1 warrant for each $1 of participation interest in the Tranche B Revolver, warrants to purchase the Company's stock at the rate of $0.625 per share at any time during a five year period after closing. This participation tranche bears interest at the rate of prime plus 3% (currently 12%) plus an additional interest factor of 4%. Such interest is payable, subject to availability of authorized but unissued or committed shares, in additional shares of the Company's Common Stock on the basis of $0.625 per share. The participation interest is convertible into a new issue of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") at the election of the participation interest holder or at the Company's request upon the satisfactory resolution of default conditions existing under the Prudential Senior Subordinated Note. The Certificate of Designation of Rights and Preferences of the Series B Preferred Stock that was adopted on April 28, 2000 designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. In the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum.

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

     The participation interest holders were also issued warrants to purchase at any time during a five (5) year period after closing, warrants to purchase an amount of the Company's Common Stock equivalent to 10% of the converted shares of such Common Stock at the same conversion price as the Series B Preferred Stock, with a floor conversion rate of $0.625 per share.

     To date, approximately $6.6 million in funds from the purchase of participation interests have been received with approximately $1.4 million in additional funds committed to be raised.

     In order for the Company to have available shares of authorized by unissued or committed shares of Common Stock to accommodate the conversion features discussed above for Series B Preferred Stock for the participation interest holders as well as Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through June 2000 with certain of its Common Stock shareholders to contribute an aggregate of 5,288,650 shares of Common Stock to the Company in exchange for 52,888 shares of Series B Preferred Stock. Certain Directors and Officers of the Company contributed 2,600,000 shares of Common Stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock, certain Officers, Directors, Employees and Consultants of the Company holding previously granted stock options to purchase 3,246,891 shares of Common Stock at exercise prices ranging from $0.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $0.75 per share over a 5 year term.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of direction equivalent to 1 votes per share of common stock into which preferred shares are convertible into; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. After 18 months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum. To date, 10,400 shares of Series C Preferred Stock have been issued in exchange for indebtedness owed by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at December 31, 1999. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $0.75 per share.

     On June 20, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $0.75 per share 3,000 shares of Series D Preferred Stock has been issued to the Investment Group discussed above.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

  Comerica Loan Agreement Default

     As of December 31, 1999, and March 31, 2000, the Company was not in compliance with certain provisions of the Comerica Loan Agreement, executed by the Company and Comerica Bank Texas dated October 28, 1998. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through July 31, 2000, and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $15,530,000 at March 31, 2000 have been classified as a current liability in the accompanying financial statements.

  Prudential Subordinated Note Default

     As December 31, 1999, and March 31, 2000, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended executed originally by the Company and the Prudential Insurance Company of America on July 23, 1998, respecting the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has delivered a notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, the Company is not aware of any other action taken by Prudential to collect such obligations. Further, quarterly interest payments due since the quarter ended July 23, 1999, on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding modification of certain financial covenants and deferral of the unpaid quarterly interest payments and other proposals designed to resolve the subordinated debt and related interest obligations. No resolution has yet been reached. Based on the status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been classified as a current liability in the accompanying financial statements. There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets securing those loans. Although the accompanying financial statements have been prepared on the basis of a going concern, significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations.

  ITS Bankruptcy Proceedings

     As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS' operations, on May 18, 2000, ITS filed in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. The Company continues its current negotiations and discussions with parties indicating interest in potential purchases of certain of its assets though no certainty of sale can be defined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          3.01           -- Amended and Restated Certificate of Incorporation(1)
          3.02           -- Amendment to Certificate of Incorporation(1)
          3.03           -- Amended Bylaws(1)
          4.01           -- Specimen Certificate for the Registrant's Common Stock(1)
          4.02           -- Form of 12% Senior Subordinated Notes due December 31,
                            2000(1)
          4.03           -- Form of Noteholders' Warrants to Purchase $3,000,000 of
                            Common Stock(1)
          4.04           -- Form of Employees Options to Purchase 690,000 shares of
                            Common Stock(1)
          4.05           -- Form of Contractual Options to Purchase 1,265,000 shares of Common Stock(1)
          4.06           -- Certificate of Designation of 10% Junior Redeemable
                            Convertible Preferred Stock(3)
          4.07           -- Certificate of Designation of Series A Cumulative Senior
                            Preferred Stock(8)
          4.08           -- Certificate of Designation of Series B Convertible
                            Preferred Stock(8)
          4.09           -- Certificate of Designation of Series C Cumulative
                            Convertible Junior Preferred Stock(8)
          4.10           -- Certificate of Designation of Series D Cumulative Junior
                            Preferred Stock(8)
         10.01           -- Alliance Agreement between IWC Services, Inc. and
                            Halliburton Energy Services, a division of Halliburton
                            Company(1)
         10.02           -- Executive Employment Agreement of Larry H. Ramming(1)
         10.03           -- Executive Employment Agreement of Raymond Henry(1)
         10.04           -- Executive Employment Agreement of Brian Krause(1)
         10.05           -- Executive Employment Agreement of Richard Hatteberg(1)
         10.06           -- Executive Employment Agreement of Danny Clayton(1)
         10.07           -- Security Agreement and Financing Statement with Main
                            Street/Geneva(2)
         10.08           -- First Amendment to Security Agreement (assigned to
                            Prudential)(2)
         10.09           -- Stock Pledge Agreement with Main Street/Geneva (assigned to Prudential)(2)
         10.10           -- First Amendment to Stock Pledge Agreement (assigned to
                            Prudential)(2)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.11           -- Form of Warrant issued to Main Street/Geneva(2)
         10.12           -- Form of Registration Rights Agreement with Main
                            Street/Geneva(2)
         10.13           -- Form of First Amendment to Registration Rights
                            Agreement(2)
         10.14           -- 1997 Incentive Stock Plan(2)
         10.15           -- Outside Directors' Option Plan(2)
         10.16           -- Executive Compensation Plan(2)
         10.17           -- Halliburton Center Sublease(2)
         10.18           -- Camac Plaza Sublease(2)
         10.19           -- Senior Loan Agreement dated July 6, 1998, between Boots &
                            Coots International Well Control, Inc., and Prudential
                            Securities Credit Corporation(4)
         10.20           -- First Amendment to Senior Loan Agreement (Bridge
                            Facility) dated July 23, 1998, between Boots & Coots
                            International Well Control, Inc., and The Prudential
                            Insurance Company of America(4)
         10.21           -- Subordinated Note and Warrant Purchase Agreement dated
                            July 23, 1998, between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(4)
         10.22           -- Registration Rights Agreement dated July 23, 1998,
                            between Boots & Coots International Well Control, Inc.,
                            and The Prudential Insurance Company of America(4)
         10.23           -- Participation Rights Agreement dated July 23, 1998, by
                            and among Boots & Coots International Well Control, Inc.
                            The Prudential Insurance Company of America and certain
                            stockholders of Boots & Coots International Well Control,
                            Inc.(4)
         10.24           -- Common Stock Purchase Warrant dated July 23, 1998(4)
         10.25           -- Loan Agreement dated October 28, 1998, between Boots &
                            Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.26           -- Security Agreement dated October 28, 1998, between Boots
                            & Coots International Well Control, Inc. and Comerica
                            Bank -- Texas(5)
         10.27           -- Amendment No. 1 to Subordinated Note and Warrant Purchase
                            Agreement between Boots & Coots International Well
                            Control, Inc., and The Prudential Insurance Company of
                            America(5)
         10.28           -- Executive Employment Agreement of H. B. Payne, Jr.(6)
         10.29           -- Executive Employment Agreement of Jerry Winchester(6)
         10.30           -- Executive Employment Agreement of Dewitt Edwards(6)
         10.31           -- Office Lease(6)
         10.33           -- Executive Employment Agreement of Larry H. Ramming(7)
         10.34           -- Executive Employment Agreement of Thomas L. Easley(7)
         10.35           -- Forbearance Agreement dated December 21, 1999, between
                            Boots & Coots International Well Control, Inc. and
                            Comerica Bank -- Texas(8)
         10.36           -- Second Amendment to Forbearance and Extension Agreement
                            dated April 21, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas(8)
         10.37           -- First Amendment to Forbearance and Extension Agreement
                            dated June 15, 2000, between Boots & Coots International
                            Well Control, Inc. and Comerica Bank -- Texas(8)
         10.38           -- Third Amendment to Loan Agreement dated April 21, 2000, between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas(8)
         10.39           -- Fourth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas(8)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.40           -- Fifth Amendment to Loan Agreement dated May 31, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas(8)
         10.41           -- Sixth Amendment to Loan Agreement dated June 15, 2000,
                            between Boots & Coots International Well Control, Inc.
                            and Comerica Bank -- Texas(8)
         10.42           -- Preferred Stock and Warrant Purchase Agreement, dated
                            April 15, 1999, between Boots & Coots International Well
                            Control, Inc. and Halliburton Energy Services, Inc.(8)
         10.43           -- Letter of Engagement, dated April 10, 2000, between Boots
                            & Coots International Well Control, Inc. and Maroon Bells
                            Capital, Inc.(8)
         10.44           -- Warrant to Purchase Common Stock, dated March 20, 2000, between Boots & Coots International Well Control, Inc.
                            and the Donald and Shelley Moorehead Charitable Trust.(8)
         10.45           -- Settlement Agreement, dated March 20, 2000, between Boots
                            & Coots International Well Control, Inc. and the Donald
                            and Shelley Moorehead Charitable Trust.(8)
         27.01           -- Financial Data Schedule*

  * Filed herewith.
---------------

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

(8) Incorporated herein by reference to the corresponding exhibit in the registrant's report on Form 10-K for the year ended December 31, 1999, filed with the Commission on July 17, 2000.

     (b) Reports on Form 8-K.

          The Company reported on Form 8-K filed May 30, 2000, that its subsidiary, ITS Supply Corporation ("ITS") had filed in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. A decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement and logistics services conducted through ITS. In April 2000, substantially all prospective operations were ceased and the majority of the employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a viable purchaser for ITS' operations, on May 18, 2000, ITS filed for protection under Chapter XI of the U.S. Bankruptcy Code.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BOOTS & COOTS INTERNATIONAL WELL
                                            CONTROL, INC.

                                            By:    /s/ LARRY H. RAMMING
                                              ----------------------------------
                                                       Larry H. Ramming
                                                   Chief Executive Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

Date: July 17, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *27.01           -- Financial Data Schedule

---------------

*  Filed herewith.