Form 10-Q
period 2000-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2000-08-14
CIK 833845

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                                 ---------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 1, 2000, was 30,774,877.

================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
                                  PART I
Item 1.    Financial Information ...............................     3
           Consolidated Balance Sheets .........................     3
           Consolidated Statements of Operations................     4
           Consolidated Statements of Shareholders' Deficit.....     5
           Consolidated Statements of Cash Flows................     6
           Notes to Consolidated Financial Statements...........  7-11
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................. 12-16
Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk..........................................    16

                                 PART II
Item 1.    Legal Proceedings ...................................    17
Item 2.    Changes in Securities and Use of Proceeds ...........    17
Item 3.    Defaults Upon Senior Securities .....................    18
Item 4.    Submissions of Matters to a Vote of Security Holders.    19
Item 5.    Other Information ...................................    19
Item 6.    Exhibits and Reports on Form 8-K ....................    19

                                     PART I

                              FINANCIAL INFORMATION

Item 1.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,             JUNE 30,
                                                                                            1999                   2000
                                                                                        ------------           ------------
                                                                                                    (UNAUDITED)
                                      ASSETS

          CURRENTS ASSETS:
            Cash .............................................................          $    739,000           $  1,504,000
            Receivables -- net ...............................................             8,885,000              7,812,000
            Inventories ......................................................             8,226,000              9,576,000
            Prepaid expenses and other current assets ........................             1,402,000                955,000
                                                                                        ------------           ------------
                    Total current assets .....................................            19,252,000             19,847,000
                                                                                        ------------           ------------
          PROPERTY AND EQUIPMENT -- net ......................................            28,101,000             27,253,000
          OTHER ASSETS:
            Goodwill -- net ..................................................            10,438,000             10,356,000
            Deposits and Other -- net ........................................             4,457,000              4,834,000
                                                                                        ------------           ------------
                    Total assets .............................................          $ 62,248,000           $ 62,290,000
                                                                                        ============           ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

          CURRENT LIABILITIES:
            Accounts payable .................................................          $ 14,858,000           $ 14,809,000
            Accrued liabilities and customer advances ........................             8,486,000              8,383,000
            Current maturities of long-term debt
               Subordinated notes payable net of warrant value................            28,046,000             28,195,000
               Senior Debt-A..................................................            14,321,000             11,976,000
               Senior Debt-B..................................................                    --              6,275,000
               All other debt.................................................               864,000                287,000
                                                                                        ------------           ------------
                    Total current liabilities ................................            66,575,000             69,925,000
                                                                                        ------------           ------------
          LONG-TERM DEBT AND NOTES PAYABLE -- net of current
            maturities .......................................................                  --                     --

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' DEFICIT:
            Preferred stock ($.00001 par, 5,000,000 shares authorized,
               132,000 and 157,088 issued and outstanding at December
               31, 1999 and June 30, 2000, respectively) .....................                  --                     --
            Common stock ($.00001 par, 50,000,000 shares authorized,
               35,244,000 and 30,775,000 shares issued and outstanding
               at December 31, 1999 and June 30, 2000,
               respectively) .................................................                  --                     --
            Additional paid-in capital .......................................            32,951,000             35,293,000
            Accumulated deficit ..............................................           (37,278,000)           (42,928,000)
                                                                                        ------------           ------------
                    Total shareholders' deficit ..............................            (4,327,000)            (7,635,000)
                                                                                        ------------           ------------
                    Total liabilities and shareholders' deficit ..............          $ 62,248,000           $ 62,290,000
                                                                                        ============           ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                           ------------------------------      -------------------------------
                                                               1999              2000              1999              2000
                                                           ------------      ------------      ------------      -------------
REVENUES ................................................  $ 17,565,000      $  8,778,000      $ 37,693,000      $  22,480,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses ..................    15,636,000         6,312,000        31,019,000         15,834,000
  Selling, General and Administrative ...................     4,385,000         2,842,000         8,072,000          5,677,000
  Depreciation and Amortization .........................       930,000         1,060,000         1,868,000          2,110,000
                                                           ------------      ------------      ------------      -------------
                                                             20,951,000        10,214,000        40,959,000         23,621,000
                                                           ------------      ------------      ------------      -------------
Operating Loss ..........................................    (3,386,000)       (1,436,000)       (3,266,000)        (1,141,000)
Interest Expense and Other, net
  Interest Expense.......................................     1,420,000         1,837,000         3,016,000          3,220,000
  Other, including financing costs.......................       125,000         1,135,000           (36,000)         1,051,000
                                                           ------------      ------------      ------------      -------------
Loss From Continuing Operations Before Taxes ............    (4,931,000)       (4,408,000)       (6,246,000)        (5,412,000)
Income Tax Expense ......................................        25,000              --              44,000              --
                                                           ------------      ------------      ------------      -------------
Loss From Continuing Operations .........................    (4,956,000)       (4,408,000)       (6,290,000)        (5,412,000)
Loss From Discontinued Operations, Net of Income Taxes...      (375,000)             --            (968,000)             --
                                                           ------------      ------------      ------------      -------------
Net Loss ................................................    (5,331,000)       (4,408,000)       (7,258,000)        (5,412,000)
Preferred Stock Accretion and Dividend Requirement.......       333,000           119,000           423,000            238,000
                                                           ------------      ------------      ------------      -------------
Net Loss Attributable to Common Shareholders ............  $ (5,664,000)     $ (4,527,000)     $ (7,681,000)     $  (5,650,000)
                                                           ============      ============      ============      =============
Basic and Diluted Loss Per Common Share .................  $      (0.16)     $       (.13)     $      (0.23)     $       (0.16)
                                                           ============      ============      ============      =============
Weighted Average Number Of Common Shares Outstanding.....    34,569,000        33,819,000        33,867,000         34,536,000
                                                           ============      ============      ============      =============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL                    TOTAL
                                -------------------------- --------------------------     PAID-IN     ACCUMULATED  SHAREHOLDER'S
                                   SHARES        AMOUNT       SHARES        AMOUNT        CAPITAL       DEFICIT       DEFICIT
                                ------------  ------------ ------------  ------------  ------------  ------------  -------------
BALANCES, December 31, 1999 ...      132,000                 35,244,000                $ 32,951,000  $(37,278,000) $ (4,327,000)
  Warrant discount accretion ..         --            --           --            --          18,000       (18,000)         --
  Preferred stock conversion to
     common stock .............      (45,200)         --      1,060,000          --            --            --            --
  Preferred stock dividends ...         --            --           --            --         220,000      (220,000)         --
  Exercise of common stock
     options ..................         --            --         12,000          --            --            --            --
  Warrants issued for
     consulting services.......         --            --           --            --          48,000          --          48,000
  Warrants issued to Tranche B
     Debt holders and
     investment Services.......         --            --           --            --         942,000          --         942,000
  Preferred stock issued for
     financial services .......        3,000          --           --            --            --            --            --
  Common stock issued for
     financial services .......         --            --        147,000          --          74,000          --          74,000
  Common stock exchanged
     for preferred stock ......       56,888          --     (5,688,000)         --            --            --            --
  Preferred stock issued in
     settlement of liabilities        10,400          --           --            --       1,040,000          --       1,040,000
  Net Loss ....................         --            --           --            --            --      (5,412,000)   (5,412,000)
                                ------------  ------------ ------------  ------------  ------------  ------------  ------------
BALANCES, June 30, 2000 .......      157,088          --     30,775,000          --    $ 35,293,000  $(42,928,000) $ (7,635,000)
                                ============  ============ ============  ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                     -----------------------------------
                                                                         1999                   2000
                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................          $ (7,258,000)          $ (5,412,000)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Adjustment of asset impairment...........................                  --                 (450,000)
  Depreciation and amortization ...........................             1,868,000              2,110,000
  Loss on sale of assets ..................................               120,000                   --
  Non-cash charges associated with warrant costs ..........               149,000                942,000
  Common stock and warrants issued in exchange for services                  --                  122,000
  Bad debt expense ........................................               379,000                130,000
  Changes in assets and liabilities, net of acquisitions:
     Receivables ..........................................             1,779,000                943,000
     Inventories ..........................................            (1,681,000)            (1,350,000)
     Prepaid expenses and other current assets ............              (575,000)               447,000
     Deferred financing costs and other assets ............              (792,000)              (847,000)
     Change in net assets of discontinued operations ......             3,409,000                   --
     Accounts payable .....................................             5,117,000                (49,000)
     Accrued liabilities and customer advances ............            (3,833,000)               348,000
                                                                     ------------           ------------
          Net cash provided by (used in) operating
            Activities ....................................            (1,318,000)            (3,066,000)
                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions ........................            (3,663,000)              (260,000)
                                                                     ------------           ------------
          Net cash used in investing activities ...........            (3,663,000)              (260,000)
                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit .........................            10,093,000             12,756,000
  Debt repayments .........................................           (14,751,000)           (14,940,000)
  Proceeds from issuance of redeemable stock and warrants..             6,807,000                   --
  Proceeds from convertible debt ..........................                  --                6,275,000
  Preferred stock dividends ...............................               (14,000)                  --
  Preferred stock redemption ..............................              (200,000)                  --
                                                                     ------------           ------------
  Net cash provided by (used in) financing activities .....             1,935,000              4,091,000
                                                                     ------------           ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ...............            (3,046,000)               765,000
CASH AND CASH EQUIVALENTS, beginning of period ............             3,930,000                739,000
                                                                     ------------           ------------
CASH AND CASH EQUIVALENTS, end of period ..................          $    884,000           $  1,504,000
                                                                     ============           ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest ..................................          $  3,422,000           $    734,000
  Cash paid for taxes .....................................          $       --             $    326,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Preferred stock accretion ................................          $       --             $     18,000
  Preferred stock dividends accrued .......................          $       --             $    220,000

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


A. GOING CONCERN

    The accompanying consolidated financial statements of Boots & Coots International Well Control, Inc. (the "Company") have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999 and early 2000. World-wide oil and gas prices and related activity including many refined products hit new lows in late 1998 and early 1999. Pricing improvements have occurred to date in 2000, however, the Company's upstream and downstream customer base has not to date increased project levels to those existing in the first half of 1998, impacting the Company and its competitors. While price improvements have brought the Company increases in the frequency of high risk work and volume of prevention related projects, the Company's well control businesses have not yet benefited to a meaningful degree from an increase in the volume of critical events. The Company's upstream and downstream customer bases have not, to date, increased project expenditure levels to those existing in the first half of 1998. The liquidity of the Company must be considered in light of the significant fluctuations that have been experienced by oilfield service providers as changes in oil and gas exploration and production activities changed customers' forecasts and budgets in response to oil and gas prices. These fluctuations significantly impacted the Company's cash flows as supply and demand factors impacted the number and size of projects available.

    As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses and impaired trade liquidity. For the six months ended June 30, 2000, the Company incurred an after-tax loss of $5,412,000 from continuing operations.

    As of June 30, 2000, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through August 31, 2000, and there is no assurance such agreements can be further extended. In connection with such forebearance agreements, the Company has incurred expenses of approximately $250,000 for the three and six months ended June 30, 2000. Outstanding borrowings under the Comerica Loan Agreement of $11,976,000 at June 30, 2000, have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

    As of June 30, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement including the Company's EBITDA to total liabilities ratio. Prudential has delivered notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, Prudential has not taken any further steps to exercise its rights under the Subordinated Note and Warrant Purchase Agreement. Further, quarterly interest payments due since July 23, 1999, on the Prudential Subordinated Note have not been made. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of the $30,000,000 Prudential Subordinated Note and accrued interest thereon. Based on the uncertain status of the Company's discussions with Prudential, the outstanding balance of $28,195,000 has been included in current maturities of long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,805,000, representing the remaining note face amount as of June 30, 2000, attributed to the warrants sold to Prudential, is included in additional paid-in capital and would also require funding in the event the debt was extinguished, for a total payment, excluding interest, of $30,000,000.

    The Company has continued to negotiate and explore possibilities for new debt financing and/or equity infusions. As discussed in Part II, Section 2, through August 1, 2000, approximately $6.9 million in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. This participating interest has the option, under certain circumstances, to convert from secured debt, currently classified as a current maturity, to equity in the form of an issuance of preferred stock with a provision to convert into common stock of the Company. In addition, the Company has entered into a letter of intent with a subsidiary of National Oilwell, Inc. to sell the assets of the Baylor Company and subsidiaries. Pending completion of due diligence, the negotiation of definitive agreements and customary approvals, the transaction is set to close on or before September 30, 2000.

        The new financing obtained to date and any future additional financing has had and will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain additional capital, and if additional capital is obtained, that it will be on terms favorable to the Company.

        Though extensions and negotiations continue, there can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets. In addition to the defaults under the agreements with the parties discussed above, the Company's deteriorating liquidity position subsequent to December 31, 1999, has also resulted in the inability to pay certain vendors in a timely manner. These vendors may also assert claims against the Company. Significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations.

    The Company believes that while activity in key business segments is currently improving, (a) should low demand for the Company's services persist for a prolonged period, or (b) if management's actions are not effective in reducing the Company's operating losses and negative cash flows, these conditions will continue to have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. The Company's consolidated financial statements should be read in consideration of the foregoing.

B. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading.

    The accompanying consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The results of operations for the three and six month periods ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

C. DISCONTINUED OPERATIONS

    The decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In connection with the decision to sell or in the alternative discontinue ITS's business operations, an impairment provision of $4,382,000 was made at December 31, 1999, to write down goodwill associated with the acquisition of ITS. In April 2000, substantially all productive operations of ITS ceased and the majority of its employees were terminated. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS's operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. As a result of the bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999. The Company, in consultation with its counsel, believes it is not probable that any creditors of ITS will successfully assert and realize judgements against the Company. Accordingly, any operating losses incurred by ITS in excess of the Company's net investment have not been included in the consolidated results of the Company.

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

    As discussed, ITS filed in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code. The Company has an outstanding guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. The Company, in consultation with its counsel, believes it is not probable that any creditors of ITS will successfully assert and realize judgements against the Company.

E. BUSINESS SEGMENT INFORMATION

    Information concerning operations in different business segments at June 30, 1999 and 2000, and for the six-month periods then ended is presented below (in thousands). The Company operates in two segments: Emergency Response and Restoration, and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.


                                                      EMERGENCY             MANUFACTURING
                                                     RESPONSE AND               AND
                                                     RESTORATION            DISTRIBUTION           CONSOLIDATED
                                                     ------------           -------------          ------------
          Six Months Ended June 30, 2000
            Net Operating Revenues ........          $ 11,375,000           $ 11,105,000           $ 22,480,000
            Operating Income (Loss) .......              (389,000)              (752,000)            (1,141,000)
            Identifiable Operating Assets..            15,057,000             47,781,000             62,838,000
            Capital Expenditures ..........                  --                  260,000                260,000
            Depreciation and Amortization..             1,418,000                773,000              2,191,000
            Interest Expense ..............             3,215,000                  5,000              3,220,000
          Six Months Ended June 30, 1999
            Net Operating Revenues ........          $ 16,787,000           $ 20,906,000           $ 37,693,000
            Operating Income (Loss) .......            (3,629,000)               588,000             (3,041,000)
            Identifiable Operating Assets..            34,760,000             45,426,000             80,186,000
            Capital Expenditures ..........             2,823,000                775,000              3,598,000
            Depreciation and Amortization..             1,045,000                823,000              1,868,000
            Interest Expense ..............             2,975,000                  5,000              2,980,000

    For the six-month periods ended June 30, 1999 and 2000, geographical composition of the Company's revenues were substantially consistent with those for the year ended December 31, 1999 (domestic -- 80%, foreign -- 20%).

F. SHAREHOLDERS' EQUITY

    The Company has undertaken financing initiatives during the six-month period ended June 30, 2000, directed toward obtaining additional financing for working capital purposes, the refinancing of the Comerica Senior Secured Loan, and negotiating a restructuring of the Prudential Subordinated Note. On April 10, 2000, the Company entered into a financial advisory agreement with an Investment Group (the "Investment Group") to provide financial consulting services in connection with a proposed $8,000,000 debt and/or equity financing. As consideration for such services, the Investment Group received warrants to purchase an aggregate of 3,480,000 shares of common stock. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.75 per share of common stock.

    On April 12, 2000, the Company entered into an agreement with the Investment Group, as agent for a syndicate that would purchase a participation interest in Comerica Secured Loan. The group receives, on the basis of 1 warrant for each $1 of participation interest in the Tranche B Revolver, warrants to purchase the Company's common stock at the rate of $0.625 per share at any time during a five year period after closing. This participation tranche bears interest at the rate of prime plus 3% (currently 12%) plus an additional interest factor of 4%. Such interest is payable, subject to availability of authorized but unissued or committed shares, in additional shares of the Company's Common Stock on the basis of $0.625 per share. The participation interest is convertible into a new issue of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") at the election of the participation interest holder or at the Company's request upon the satisfactory resolution of default conditions existing under the Prudential Subordinated Note. The Certificate of Designation of Rights and Preferences of the Series B Preferred Stock that was adopted on April 28, 2000, designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock at a $.75 per share conversion rate. In the event that within 6 months after issuance of the Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum.

    With respect to the participation interest holders, Series B Preferred Stock received in exchange for debt may be converted into shares of the Company's Common Stock during the period from April 11, 2000, through December 31, 2002, at a conversion rate based on 85% of the then immediately preceding 90 day average closing traded price of the Company's Common Stock. Furthermore, the Series B Preferred Stock issued to the participation interest holders may be redeemed by the Company at face amount, together with accrued interest, during the period from October 1, 2000, through December 31, 2001, if the average closing traded price of the Company's Common Stock for any 30 day period from October 1, 2000, through December 31, 2001, equals $2.50 per share.

    To date, approximately $6.9 million in funds from the purchase of above participation interests have been received with approximately $1.1 million in additional funds committed to be raised. In connection with the warrants issued with the participation interest and the advisory services associated therewith, a financing cost of $942,000 has been recognized in the current period.

    In order for the Company to have available shares of authorized but unissued or committed shares of Common Stock to accommodate the conversion features for Series B Preferred Stock and the Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through June, 2000, with certain of its shareholders to contribute an aggregate of 5,688,650 shares of Common Stock to the Company in exchange for 56,888 share of Series B Preferred Stock. Certain directors and officers of the Company contributed 2,600,000 shares of Common Stock in exchange for 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock, certain officers, directors, employees and consultants of the Company holding previously granted stock options to purchase 3,007,000 shares of Common Stock at exercise prices ranging from $.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $.75 per share over a 5 year term.

    On May 30, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; with a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; voting rights, excluding the election of directors equivalent to 1 vote per share of common stock into which each share of Series C Preferred Stock is convertible; and, convertible upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, at the election of the Company into shares of the Company's Common Stock on the basis of a $.75 per share conversion rate. After eighteen months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance, the Company does not have available sufficient common shares necessary to fulfill conversion requests, the annual dividend rate shall increase to 15% per annum. To date, 10,400 shares of Series C Preferred Stock have been issued in exchange for indebtedness owned by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at March 31, 2000. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $.75 per share.

    On June 20, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $.75 per share. As part of the advisory fee discussed above, 3,000 shares of Series D Preferred Stock have been issued to the Investment Group.


G. EVENTS SUBSEQUENT TO JUNE 30, 2000

    On August 1, 2000, the Company announced that it has entered into a letter of intent with a subsidiary of National Oilwell, Inc. to sell the assets of the Baylor Company and subsidiaries. Pending completion of due diligence, the negotiation of definitive agreements and customary approvals, the sale is set to close on or before September 30, 2000.

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

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                          --------------------------------        --------------------------------
                                                              1999                2000                1999                2000
                                                          ------------        ------------        ------------        ------------
     REVENUES
       Emergency Response and Restoration ...........     $  6,385,000        $  4,160,000        $ 16,787,000        $ 11,375,000
       Manufacturing and Distribution ...............       11,180,000           4,618,000          20,906,000          11,105,000
                                                          ------------        ------------        ------------        ------------
                                                          $ 17,565,000        $  8,778,000        $ 37,693,000        $ 22,480,000
                                                          ------------        ------------        ------------        ------------

     COST OF SALES AND OPERATING EXPENSES
       Emergency Response and Restoration ...........     $  7,243,000        $  3,512,000        $ 16,054,000        $  8,956,000
       Manufacturing and Distribution ...............        8,393,000           2,800,000          14,965,000           6,878,000
                                                          ------------        ------------        ------------        ------------
                                                          $ 15,636,000        $  6,312,000        $ 31,019,000        $ 15,834,000
                                                          ------------        ------------        ------------        ------------

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)
       Emergency Response and Restoration ...........     $  1,854,000        $    718,000        $  3,317,000        $  1,471,000
       Manufacturing and Distribution ...............        2,306,000           2,124,000           4,530,000           4,206,000
                                                          ------------        ------------        ------------        ------------
                                                          $  4,160,000        $  2,842,000        $  7,847,000        $  5,677,000
                                                          ------------        ------------        ------------        ------------

     DEPRECIATION AND AMORTIZATION
       Emergency Response and Restoration ...........     $    529,000        $    673,000        $  1,045,000        $  1,337,000
       Manufacturing and Distribution ...............          401,000             387,000             823,000             773,000
                                                          ------------        ------------        ------------        ------------
                                                          $    930,000        $  1,060,000        $  1,868,000        $  2,110,000
                                                          ------------        ------------        ------------        ------------

     OPERATING INCOME (LOSS)
       Emergency Response and Restoration ...........     $ (3,241,000)       $   (743,000)       $ (3,629,000)       $   (389,000)
       Manufacturing and Distribution ...............           80,000            (693,000)            588,000            (752,000)
                                                          ------------        ------------        ------------        ------------
                                                          $ (3,161,000)       $ (1,436,000)       $ (3,041,000)       $ (1,141,000)
                                                          ------------        ------------        ------------        ------------

----------

(1) Selling, General, Administrative and Corporate expenses have been allocated pro rata among segments using relative revenues for the basis.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 WITH THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

REVENUES

    Emergency Response and Restoration revenues were $4.2 million the quarter ended June 30, 2000, compared to $6.4 million for the quarter ended June 30, 1999, a decrease of $2.2 million (34%) in the current period. The principal component of the reduction was a $1.1 million decrease in revenues from the Company's Risk Management business. The prior year Risk Management revenues included two WELLSURE(R) events where the Company served as lead contractor on the projects. The remainder of the decrease resulted from $0.7 million lower revenues from the Well Control operational component of the previously referenced WELLSURE(R) events. A decrease of $0.4 million in revenues from the Special Services hazardous materials remediation operation resulted from difficulties in gaining adequate subcontractor resources because of the Company's liquidity situation.

    Manufacturing and Distribution revenues were $4.6 million for the three months ended June 30, 2000, representing a decrease of $6.6 million (59%) compared to the same period of the prior year. The decrease was primarily attributable to a significant decline in revenues from Baylor Company, which fell by $4.7 million when compared to the second quarter of the preceding year. During the quarter, however, Baylor's backlog of sales and inventory for shipment significantly increased, highlighting a lag in current shipments of finished goods. Baylor's results also reflect a lag in market recovery from the depressed condition of the oil and gas industry experienced in 1999. The remainder of the decline in Manufacturing and Distribution revenues resulted from a $1.9 million decrease in ABASCO revenues due to continuing decline in international revenues and lack of significant orders for fire and protective equipment packages.

COST OF SALES AND OPERATING EXPENSES

    Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $3.7 million for the quarter ended June 30, 2000, a decrease of 52% in comparison to the second quarter of last year. This decrease is the result of lower sales and the result of the Company's initiatives targeted at reducing operational overhead. As a percentage, Cost of Sales and Operating Expenses declined more than the corresponding segment revenues, resulting in an improved contribution margin for Emergency Response and Restoration; a 16% contribution margin versus a (13)% contribution margin for the quarters ended June 30, 2000 and June 30, 1999, respectively.

    The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $5.6 million (67%) for the quarter ended June 30, 2000, is primarily the result of lower sales and operating levels at the Baylor Company. The percentage decline in Manufacturing and Distribution Cost of Sales and Operating Expenses was more than the percentage decline in revenues, resulting in an improvement in the contribution margin for the business segment. This improvement reflects the result of the Company's initiatives targeted at reducing operational overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $.7 million for the quarter ended June 30, 2000, compared to $1.9 million for the quarter ended June 30, 1999, a decrease of $1.2 million (63%) from the comparable quarter of the prior year. Selling, General and Administrative Expenses were reduced in response to cost reduction initiatives, primarily in Boots & Coots Special Services.

    The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $0.2 million (8%) for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999, is primarily the result of management's previously referenced cost reduction initiatives at ABASCO.

DEPRECIATION AND AMORTIZATION

    The increase in Emergency Response and Restoration Depreciation and Amortization of $0.1 million for the 1999 to 2000 quarter is primarily the result of adjustments to the calculation in the current quarter required to properly state depreciation provisions.

    Manufacturing and Distribution Depreciation and Amortization of $0.4 million for the 2000 quarter is basically unchanged from the prior period.

INTEREST EXPENSE AND OTHER INCLUDING FINANCE COST

    The increase of $.4 million in interest expense is primarily due to the additional senior debt incurred during the quarter. Other expense, including financing cost, includes $942,000 expenses relating to warrants issued to the participation interest and advisory services associated therewith, and charges of $598,000 related to the Comerica debt.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 WITH THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

REVENUES

    Emergency Response and Restoration revenues were $11.4 for the six month period ended June 30, 2000, compared $16.8 million for the six month period ended June 30, 1999, a decrease of $5.4 million (32%) in the current period. The principal component of the reduction was a $3.4 million decrease in revenues from the Company's Well Control operations, the timing of which is largely unpredictable due primarily to the fact that the prior year period included a large well control project in which the company acted as general contractor. The remainder of the decrease resulted mostly from lower revenues in the Company's Risk Management division because the prior period included two WELLSURE(R) events where the Company served as lead contractor on the projects.

    Manufacturing and Distribution revenues were $11.1 million for the six months ended June 30, 2000, representing a decrease of $9.8 million (47%) compared to the same period of the prior year. The decrease was primarily attributable to a significant decline in revenues from Baylor Company, which fell by $7.4 million when compared to the first six months of the preceding year. During the period, however, Baylor's backlog of sales and inventory for shipment significantly increased highlighting a current lag in shipment of finished goods. Baylor's results also reflect an anticipated lag in market recovery from the depressed condition of the oil and gas industry experienced in 1999. The remainder of the decline in Manufacturing and Distribution revenues resulted from sharply lower sales at ABASCO, which fell by $2.4 million due to a continuing decline in international revenues and lack of significant orders for fire and protective equipment packages.

COST OF SALES AND OPERATING EXPENSES

    Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $7.1 million for the six month period ended June 30, 2000, a decrease of 44% in comparison to the first six months of last year. This decrease is the result of lower sales and the result of the Company's initiatives targeted at reducing operational overhead. As a percentage, Cost of Sales and Operating Expenses declined more than the corresponding segment revenues, resulting in an improved contribution margin for Emergency Response and Restoration; a 21.3% contribution margin versus a 4.4% contribution margin for the periods ended June 30, 2000 and June 30, 1999, respectively.

    The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $8.1 million (54%) for the six months ended June 30, 2000, is primarily the result of lower sales and operating levels at the Baylor Company. The percentage decline in Manufacturing and Distribution Cost of Sales and Operating Expenses was more than the percentage decline in revenues, resulting in an improvement in the contribution margin for the business segment. This improvement reflects the result of 1999 initiatives targeted at reducing operational overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $1.5 million for the six month period ended June 30, 2000, compared to $3.3 million for the six months ended June 30, 1999, a decrease of $1.8 million (55%) from the comparable period of the prior year. Selling, General and Administrative Expenses were reduced in response to 1999 cost reduction initiatives primarily in Boots & Coots Special Services.

    The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $0.3 million (7%) for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, is primarily the result of management's previously referenced cost reduction initiatives at ABASCO.

DEPRECIATION AND AMORTIZATION

    The increase in Emergency Response and Restoration Depreciation and Amortization of $0.3 million for the 1999 to 2000 period is primarily the result of adjustments to the calculation in the current period required to properly state depreciation provisions.

The decrease in Manufacturing and Distribution Depreciation and Amortization of $0.1 million for the 1999 to 2000 period is primarily due to a reduction in the asset base of ABASCO.

INTEREST EXPENSE AND OTHER INCLUDING FINANCE COST

    The increase of $.2 million in interest expense is primarily due to the additional senior debt incurred during the period. Other expense, including financing cost, includes $942,000 expenses relating to warrants issued to the participation interest and advisory services associated therewith, and charges of $598,000 related to the Comerica debt.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Some improvements have occurred to date in 2000, however the Company's upstream and downstream customer base have not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services has been impacted by the number and size of projects available as changes in oil and gas exploration and production activities changed customers' forecasts and budgets. These fluctuations significantly impacted the Company's cash flows. During 1998 and continuing throughout 1999, world-wide oil and gas prices and related activity hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors.

     Oil and gas prices recovered beginning in the second quarter of 1999 and continue to improve. While these price improvements have brought the company increases in the frequency of high risk work and volume of prevention related projects, the Company's well control business has not yet benefited to a meaningful degree from an increase in the volume of critical events. Furthermore, there is no assurance that the oil and gas commodity price increases will be sustained or that they will result in increased operational activity by the Company's customers. As a result of the continued reduced levels of capital expenditures in the industries which the Company serves and the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating and discontinuing certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses and impaired trade liquidity.

    As of December 31, 1999, and continuing to date, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through August 31, 2000, and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $11,976,000 at June 30, 2000, have been included in current maturities of long-term debt and notes payable in the accompanying financial statements. In connection with such forbearance agreements, the Company has incurred expenses of approximately $250,000 for the three and six months ended June 30, 2000.

    As of June 30, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Further, quarterly interest payments due since July 23, 1999 have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of its obligations. Based on the uncertain status of the Company's discussions with Prudential, the $28,195,000 recorded liability balance of the Prudential obligation has been included in current maturities of long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,805,000, representing the remaining note face amount attributed to the warrants sold Prudential, is included in additional paid-in capital but would also require funding.

    The Company has continued to explore possibilities for new equity infusions and/or improved debt financing. To date, approximately $6.9 million in additional funds were raised through the purchase by an investment group of a new participating interest in the Company's senior secured credit facility with Comerica. In connection with the warrants issued with the participation interest and the advisory services associated therewith, a financing cost of $942,000 has been recognized in the current period. In addition, the Company has entered into a letter of intent with a subsidiary of National Oilwell, Inc. to sell the assets of the Baylor Company and subsidiaries. Pending completion of due diligence, the negotiation of definitive agreements and customary approvals, the sale is set to close on or before September 30, 2000. Upon completion of the sale, the Company intends to apply a portion of the cash proceeds toward the repayment of the Comerica secured loan and the resolution of its defaults with Prudential. There can be no assurance, however, that a restructuring of the Prudential Subordinated Note and Warrant Purchase Agreement will occur.

    There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets. In addition to the defaults under the agreements with the parties discussed above, the Company's impaired liquidity position subsequent to December 31, 1999, has also resulted in the inability to pay certain vendors in a timely manner. These vendors may also assert claims against the Company. Significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations.

    The new financing obtained to date and any future additional financing has had and will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained, that it will be on terms favorable to the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    Interest Rate Risk. At June 30, 2000, the Company had minimal interest rate risk since the majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to a significant risk of earnings loss due to changes in market interest rates.

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

    There has been no material change in the Company's pending legal proceedings or the bankruptcy of ITS Supply Corporation since the filing of the Company's Form 10-Q for the quarter ended March 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In order for the Company to have available shares of authorized but unissued or committed shares of Common Stock to accommodate the conversion features for its shares of Series B Preferred Stock issues to the participation interest holders in the Comerica Loan Agreement as well as Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through June 2000 with certain of its Common Stock shareholders to contribute an aggregate of 5,688,650 shares of Common Stock to the Company in exchange for 56,888 shares of Series B Preferred Stock. Certain directors and officers of the Company contributed 2,600,000 shares of Common Stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock, certain officers, directors, employees and consultants of the Company holding previously granted stock options to purchase 3,246,891 shares of Common Stock at exercise prices ranging from $0.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue, subject to availability of authorized but unissued or committed shares of Common Stock, replacement options that may be exercised at $0.75 per share over a 5 year term.

    On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of directors equivalent to 1 votes per share of common stock into which preferred shares are convertible into; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. After 18 months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum. To date, 10,400 shares of Series C Preferred Stock have been issued in exchange for indebtedness owed by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at December 31, 1999. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $0.75 per share.

    On June 20, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $0.75 per share. As part of the advisory fee discussed above, 3,000 shares of Series D Preferred Stock has been issued to the Investment Group.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

Comerica Loan Agreement Default

    As of December 31, 1999, and June 30, 2000, the Company was not in compliance with certain provisions of the Comerica Loan Agreement. The Company has negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Such forbearance agreements currently extend through August 31, 2000, and there is no assurance such agreements can be further extended. Outstanding borrowings under the Comerica Loan Agreement of $11,976,000 at June 30, 2000, have been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

Prudential Subordinated Note Default

    As of June 30, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Prudential has delivered a notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, Prudential has not taken any further steps to exercise its rights under the Subordinated Note and Warrant Purchase Agreement. Further, quarterly interest payments due since July 23, 1999, on the Prudential Subordinated Note have not been made. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of the $30,000,000 Prudential Subordinated Note and accrued interest thereon. Based on the uncertain status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes has been included in current maturities of long-term debt and notes payable in the accompanying financial statements.

     There can be no assurance that Comerica and Prudential will not seek their remedies under their respective lending agreements with respect to the continuing defaults under the Comerica Loan Agreement and the Prudential Subordinated Note and Warrant Purchase Agreement. These remedies include, among others, an acceleration of the contractual maturity of the outstanding balances of those loans, and in the event the Company is unable to repay the then outstanding balances, the possible foreclosure on the Company's assets. Although the accompanying financial statements have been prepared on the basis of a going concern, significant uncertainties exist as to the ability of the Company to resolve its financing issues and attain profitable operations.

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

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit
          No.                               Document
        -------   --------------------------------------------------------------
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

         10.46 -- Third Amendment to Forbearance and Extension Agreement dated July 31, 2000, between Boots & Coots International Well
                  Control, Inc. and Comerica Bank -- Texas*

         27.01    -- Financial Data Schedule*

    * Filed herewith.

----------

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


                                    BOOTS & COOTS INTERNATIONAL WELL
                                    CONTROL, INC.

                                    By: /s/ LARRY H. RAMMING
                                       -----------------------------------------
                                                  Larry H. Ramming
                                              Chief Executive Officer
                                    (Principal Financial and Accounting Officer)


Date: August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.         DESCRIPTION
-------   -------------------
*10.46    -- Third Amendment to Forbearance and Extension Agreement
          dated July 31, 2000, between Boots & Coots International Well
          Control, Inc. and Comerica Bank -- Texas

*27.01    -- Financial Data Schedule

----------
    * Filed herewith.