Form 10-Q
period 2000-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2000-11-14
CIK 833845

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                 _______________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 8, 2000, was 31,625,166.

================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Financial Information . . . . . . . . . . . . . . . . . . . .        3
         Condensed Consolidated Balance Sheets . . . . . . . . . . . .        3
         Condensed Consolidated Statements of Operations . . . . . . .        4
         Condensed Consolidated Statements of Shareholders' Deficit. .        5
         Condensed Consolidated Statements of Cash Flows . . . . . . .        6
         Notes to Condensed Consolidated Financial Statements. . . . .     7-12
Item 2.  Management's Discussion and Analysis of Financial . . . . . .
         Condition and Results of Operations . . . . . . . . . . . . .    13-17
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .       17

                                    PART II

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .       17
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .       18
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .       18
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . .       19
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .       20

                                     PART I

                              FINANCIAL INFORMATION

Item  1.

                           BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                               1999            2000
                                                                           --------------  ---------------
                                                                                     (UNAUDITED)
                                ASSETS

    CURRENTS ASSETS:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     222,000   $   14,937,000
      Receivables -(net of allowance for doubtful accounts of $1,686,000
        and  $1,533,000 at December 31, 1999 and September 30, 2000). . .      5,176,000        5,674,000
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .        882,000          826,000
      Prepaid expenses and other current assets . . . . . . . . . . . . .      1,073,000          414,000
      Net assets of discontinued operations . . . . . . . . . . . . . . .     29,984,000               --
                                                                           --------------  ---------------
              Total current assets. . . . . . . . . . . . . . . . . . . .     37,337,000       21,851,000
                                                                           --------------  ---------------
    PROPERTY AND EQUIPMENT -- net . . . . . . . . . . . . . . . . . . . .     10,531,000        8,919,000
    OTHER ASSETS:
      Goodwill -- net . . . . . . . . . . . . . . . . . . . . . . . . . .      3,385,000        3,363,000
      Deposits and Other -- net . . . . . . . . . . . . . . . . . . . . .      2,202,000        3,081,000
                                                                           --------------  ---------------
              Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $  53,455,000   $   37,214,000
                                                                           ==============  ===============

              LIABILITIES AND SHAREHOLDERS' DEFICIT

    CURRENT LIABILITIES:
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,266,000   $    7,715,000
      Accrued liabilities and customer advances . . . . . . . . . . . . .      4,335,000        7,548,000
      Current maturities of long-term debt:
         Subordinated notes payable, net of warrant value . . . . . . . .     28,046,000       28,269,000
         Senior Debt-A. . . . . . . . . . . . . . . . . . . . . . . . . .     14,321,000           --  --
         Senior Debt-B. . . . . . . . . . . . . . . . . . . . . . . . . .             --        8,000,000
         All other debt . . . . . . . . . . . . . . . . . . . . . . . . .        814,000          128,000
                                                                           --------------  ---------------
              Total current liabilities . . . . . . . . . . . . . . . . .     57,782,000       51,660,000
                                                                           --------------  ---------------
    LONG TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .             --        1,800,000

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' DEFICIT:
    Preferred stock ($.00001 par, 5,000,000 shares authorized,
         132,000 and 141,763 issued and outstanding at December
         31, 1999 and September 30, 2000, respectively) . . . . . . . . .             --               --
     Common stock ($.00001 par, 50,000,000 shares authorized,
        35,244,000 and 31,625,166 shares issued and outstanding
         at December 31, 1999 and September  30, 2000,
         respectively). . . . . . . . . . . . . . . . . . . . . . . . . .             --               --
      Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .     32,951,000       36,523,000
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .    (37,278,000)     (52,769,000)
                                                                           --------------  ---------------
              Total shareholders' deficit . . . . . . . . . . . . . . . .     (4,327,000)     (16,246,000)
                                                                           --------------  ---------------
              Total liabilities and shareholders' deficit . . . . . . . .  $  53,455,000   $   37,214,000
                                                                           ==============  ===============


     See accompanying notes to condensed consolidated financial statements.

                                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER  30,              SEPTEMBER  30,
                                                          --------------------------  ----------------------------
                                                              1999          2000          1999           2000
                                                          ------------  ------------  -------------  -------------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,742,000   $ 5,631,000   $ 27,534,000   $ 17,603,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses . . . . . . . . .    6,421,000     4,953,000     24,940,000     14,556,000
  Selling, General and Administrative. . . . . . . . . .    2,798,000     2,572,000      7,692,000      5,350,000
  Depreciation and Amortization. . . . . . . . . . . . .      618,000       760,000      1,715,000      2,097,000
                                                          ------------  ------------  -------------  -------------
                                                            9,837,000     8,285,000     34,347,000     22,003,000
                                                          ------------  ------------  -------------  -------------
Operating Loss . . . . . . . . . . . . . . . . . . . . .   (2,095,000)   (2,654,000)    (6,813,000)    (4,400,000)
                                                          ------------  ------------  -------------  -------------
Interest Expense and Other, net:
  Interest Expense . . . . . . . . . . . . . . . . . . .    1,540,000     2,165,000      4,551,000      5,183,000
Other, Including Finance Costs . . . . . . . . . . . . .       17,000     1,428,000         15,000      2,790,000
                                                          ------------  ------------  -------------  -------------
Loss From Continuing Operations
  Before Income Taxes. . . . . . . . . . . . . . . . . .   (3,652,000)   (6,247,000)   (11,379,000)   (12,373,000)
Income Tax Expense . . . . . . . . . . . . . . . . . . .       36,000            --         80,000             --
                                                          ------------  ------------  -------------  -------------
Loss From Continuing Operations. . . . . . . . . . . . .   (3,688,000)   (6,247,000)   (11,459,000)   (12,373,000)
Gain (loss) From Discontinued Operations, Net of Income
   Taxes . . . . . . . . . . . . . . . . . . . . . . . .     (297,000)     (970,000)       216,000       (256,000)
Loss From Sale of Discontinued Operations, Net of Income
   Taxes . . . . . . . . . . . . . . . . . . . . . . . .           --    (2,505,000)            --     (2,505,000)
                                                          ------------  ------------  -------------  -------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . .   (3,985,000)   (9,722,000)   (11,243,000)   (15,134,000)
Preferred Stock Accretion and Dividend Requirements. . .      577,000       119,000      1,000,000        357,000
                                                          ------------  ------------  -------------  -------------
Net Loss Attributable to Common Shareholders . . . . . .  $(4,562,000)  $(9,841,000)  $(12,243,000)  $(15,491,000)
                                                          ============  ============  =============  =============

Basic and Diluted Loss Per Common Share. . . . . . . . .  $     (0.13)  $      (.31)  $      (0.36)  $      (0.45)
                                                          ============  ============  =============  =============

Weighted Average Number Of Common Shares Outstanding . .   35,224,000    32,257,000     34,326,000     34,531,000
                                                          ============  ============  =============  =============


     See accompanying notes to condensed consolidated financial statements.

                                        BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             NINE MONTHS ENDED SEPTEMBER  30, 2000
                                                          (UNAUDITED)


                                                                                     ADDITIONAL
                                  PREFERRED  STOCK           COMMON  STOCK            PAID-IN                        TOTAL
                                 --------------------  ---------------------------  ------------   ACCUMULATED   SHAREHOLDER'S
                                  SHARES     AMOUNT       SHARES        AMOUNT        CAPITAL        DEFICIT        DEFICIT
                                 --------  ----------  ------------  -------------  ------------  -------------  -------------
BALANCES, December 31, 1999 . .  132,000    $           35,243,683                  $32,951,000   $(37,278,000)   $(4,327,000)
  Warrant discount accretion. .       --           --           --             --        27,000        (27,000)            --
  Preferred stock conversion to
     common stock . . . . . . .  (70,000)          --    1,876,222             --            --             --             --
  Preferred stock dividends . .       --           --           --             --       330,000       (330,000)            --
  Exercise of common stock
     options. . . . . . . . . .       --           --       46,853             --        15,000             --         15,000
  Warrants issued for
     consulting services. . . .       --           --           --             --       123,000             --        123,000
  Warrants issued to Tranche B
     Debt holders and
     investment Services. . . .       --           --           --             --     1,016,000             --      1,016,000
  Preferred stock issued for
     financial services . . . .   10,475           --           --             --       747,000             --        747,000
  Common stock issued for
     financial services . . . .       --           --      147,058             --        74,000             --         74,000
  Common stock exchanged
     for preferred stock. . . .   56,888           --   (5,688,650)            --            --             --             --
  Preferred stock issued in
     settlement of liabilities.   12,400           --           --             --     1,240,000             --      1,240,000
  Net Loss. . . . . . . . . . .       --           --           --             --            --    (15,134,000)   (15,134,000)
                                 --------  ----------  ------------  -------------  ------------  -------------  -------------
BALANCES, September 30, 2000. .  141,763           --   31,625,166             --   $36,523,000   $(52,769,000)  $(16,246,000)
                                 ========  ==========  ============  =============  ============  =============  =============


     See accompanying notes to condensed consolidated financial statements.

                      BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                 NINE  MONTHS  ENDED
                                                                    SEPTEMBER  30,
                                                             ----------------------------
                                                                 1999           2000
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,243,000)  $(15,134,000)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .     1,715,000      2,097,000
  Non-cash charges associated with warrant costs. . . . . .       223,000      1,016,000
  Common stock and warrants issued in exchange for services            --        197,000
  Preferred stock  issued in exchange for services. . . . .            --        747,000
  Bad debt expense. . . . . . . . . . . . . . . . . . . . .       172,000        100,000
  Other non-cash operating activity . . . . . . . . . . . .            --       (450,000)
  Changes in assets and liabilities, net of acquisitions:
     Receivables. . . . . . . . . . . . . . . . . . . . . .     3,486,000       (598,000)
     Inventories. . . . . . . . . . . . . . . . . . . . . .      (292,000)        56,000
     Prepaid expenses and other current assets. . . . . . .      (746,000)       659,000
     Deferred financing costs and other assets. . . . . . .      (237,000)      (632,000)
     Change in net assets of discontinued operations. . . .     8,370,000     29,984,000
     Accounts payable . . . . . . . . . . . . . . . . . . .     1,052,000     (2,551,000)
     Accrued liabilities, customer advances and other . . .    (2,674,000)     5,013,000
                                                             -------------  -------------
          Net cash provided by (used in) operating
            activities. . . . . . . . . . . . . . . . . . .      (174,000)    20,504,000
                                                             -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions. . . . . . . . . . . . .    (3,428,000)      (260,000)
                                                             -------------  -------------
          Net cash used in investing activities . . . . . .    (3,428,000)      (260,000)
                                                             -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit . . . . . . . . . . . . .    27,916,000     27,317,000
  Debt repayments . . . . . . . . . . . . . . . . . . . . .   (31,419,000)   (42,101,000)
  Proceeds from issuance of redeemable stock and warrants .     6,807,000      1,240,000
  Proceeds from exercise of common stock options. . . . . .            --         15,000
  Proceeds from convertible debt. . . . . . . . . . . . . .            --      8,000,000
  Preferred stock dividends . . . . . . . . . . . . . . . .       (14,000)            --
  Preferred stock redemption. . . . . . . . . . . . . . . .      (200,000)            --
                                                             -------------  -------------
  Net cash provided by (used in) financing activities . . .     3,090,000     (5,529,000)
                                                             -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .      (512,000)    14,715,000
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . .     1,203,000        222,000
                                                             -------------  -------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . .  $    691,000   $ 14,937,000
                                                             =============  =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest. . . . . . . . . . . . . . . . . .  $  3,847,000   $  1,125,000
  Cash paid for income taxes. . . . . . . . . . . . . . . .  $         --   $    326,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock accretion . . . . . . . . . . . . . . . .  $         --   $     27,000
  Preferred stock dividends accrued . . . . . . . . . . . .  $         --   $    330,000


     See accompanying notes to condensed 0consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

A.     GOING  CONCERN

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Industry conditions have improved in 2000, however the Company's upstream and downstream customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services is impacted by the number and size of projects available as changes in oil and gas exploration and production activities change customers' forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Oil and gas prices have significantly improved since the downturn in 1998. While these price improvements have brought the company increases in the frequency of high risk work and in the volume of prevention related projects, the Company's well control business has not yet benefited to a meaningful degree from an increase in the volume of critical events. Historically, the well control business has provided the Company with the opportunity for highly profitable operating activities. However, the timing of critical events is unpredictable and they occur in irregular cycles. Consequently, the Company's financial performance has been subject to significant fluctuations.

     As a result of the relatively low incidences of critical events over the last two years and the resultant negative effect on the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating and discontinuing certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses.

     The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. This has hampered the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct operations in an effective or efficient manner. Moreover, throughout the current fiscal year, the Company remained in default under its senior secured debt agreement and its subordinated debt agreement.

     To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     Beginning on April 24, 2000 and continuing through September 30, 2000, $8.0 million in additional funds were raised through the purchase by an investment group, Specialty Finance Fund I, LLC, of a new participating interest in the Company's senior secured credit facility. This participating interest has the option to convert from secured debt, classified as a current liability on the Company's balance sheet, to equity in the form of preferred stock that is convertible into common stock of the Company. Warrants to purchase 8,000,000 shares of the Company's common stock were issued to the investment group as part of the transaction. The Company incurred approximately $1.1 million in transaction costs associated with the new financing.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29 million cash, subject to post-closing adjustments. Comerica Bank-Texas, the Company's senior secured lender, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender and has agreed in principal with the Company to convert a substantial portion of its secured debt into convertible preferred stock contingent upon the restructuring of the Company's subordinated debt held by The Prudential Insurance Company of America.

     On October 24, 2000, the Company announced that it had reached agreement in principal with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company has been in default under its subordinated note agreement with Prudential since the second quarter of 1999. The restructuring agreement is subject to final documentation, and is expected to be executed by both parties on or before November 20, 2000, or as soon as practicable thereafter.

     The new financing obtained to date, the restructuring of the subordinated debt and any future additional financing has had and will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     As of September 30, 2000 the Company had cash of $14.9 million, representing the residual balance of the proceeds received from the sale of the Baylor Company after repayment of the senior secured debt to Comerica. Approximately $12 million of cash will be required to complete the Prudential restructuring agreement discussed above. Absent any new sources of financing, if the Company does not significantly improve its operating performance, the Company may not have sufficient cash to meet is current obligations over the next twelve months.

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

B.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not be misleading.

     The accompanying condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and nine month periods ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year.

     As of the current date, the Company has not engaged an independent public accounting firm to perform an audit of its consolidated financial statements for the year ended December 31, 2000. Accordingly, an interim review in accordance with the American Institute of Certified Public Accountants (AICPA) Statement No. 71 "Interim Financial Information" has not been performed. The Company will engage an independent public accounting firm to perform an interim review of its consolidated financial statements at the earliest practicable time.

C.     DISCONTINUED  OPERATIONS

     The decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In connection with the decision to sell or in the alternative discontinue ITS's business operations, an impairment provision of $4,382,000 was made at December 31, 1999, to write down goodwill associated with the acquisition of ITS. In April 2000, substantially all productive operations of ITS ceased and the majority of its employees were terminated. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS's operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. ITS foreign subsidiaries operating in Venezuela and Peru were not included in this filing. As of the filing date, ITS had total liabilities of approximately $6,900,000 As a result of the bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999.

     The Company has an outstanding subordinated guaranty of ITS' debt of $1,616,511 to one ITS supplier. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. On September 1, 2000, the holder of the guaranty filed suit in state district court in Tarrant County, Texas, to enforce the guaranty. On October 13, 2000, summary judgment was announced by the state district court in the amount of $1,616,511, plus interest and attorney's fees. The Company, in consultation with its counsel, believes that it has valid defenses to the enforcement of the summary judgment and that there are no other creditors of ITS that have any claim against the Company based upon claims owing by ITS to its creditors. However, given the interpretation that the court has made of the documentation underlying the subordinated guaranty, the Company has made a provision in the financial statements for the amount of the guaranty plus interest and attorney's fees pending ultimate resolution of the matter, but operating losses incurred by ITS in excess of the Company's net investment have not been included in the consolidated results of the Company

      On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29 million cash, subject to post-closing adjustments. Comerica Bank-Texas, the Company's senior secured lender, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender and has agreed in principal with the Company to convert a substantial portion of its secured debt into convertible preferred stock contingent upon the restructuring of the Company's subordinated debt held by The Prudential Insurance Company of America.

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

     The Company has an outstanding subordinated guaranty of ITS' debt of $1,616,511 to one ITS supplier. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. On September 1, 2000, the holder of the guaranty filed suit in state district court in Tarrant County, Texas, to enforce the guaranty. On October 13, 2000, summary judgment was announced by the state district court in the amount of $1,616,511, plus interest and attorney's fees. The Company, in consultation with its counsel, believes that it has valid defenses to the enforcement of the summary judgment and that there are no other creditors of ITS that have any claim against the Company based upon claims owing by ITS to its creditors. However, given the interpretation that the court has made of the documentation underlying the subordinated guaranty, the Company has made a provision in the financial statements for the amount of the guaranty plus interest and attorney's fees pending ultimate resolution of the matter, but operating losses incurred by ITS in excess of the Company's net investment have not been included in the consolidated results of the Company

     As stated elsewhere herein, the Company's liquidity problems and loan covenant defaults have adversely impacted the Company's ability to pay certain vendors on a timely basis. As a consequence, a number of these vendors have filed lawsuits against the Company and some have obtained judgments for the amount of their claims, plus costs. The Company has retained a third party to negotiate settlements of some of these claims and is actively engaged in defending or resolving others. The Company expects that it will be able to resolve these claims in an orderly fashion and does not believe that these suits or judgments are individually material. However, the Company's business, financial performance and prospects could be adversely affected if it is unable to adequately defend, pay or settle its accounts, including as a consequence of efforts to enforce existing or future judgments.

E.     BUSINESS  SEGMENT  INFORMATION

     Information concerning operations in different business segments at September 30, 1999 and 2000, and for the nine-month periods then ended is presented below. The Company operates in two segments: Emergency Response and Restoration, and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on form 10K for the year ended December 31, 1999. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

                                             EMERGENCY      MANUFACTURING
                                            RESPONSE AND        AND
                                            RESTORATION     DISTRIBUTION     CONSOLIDATED
                                           --------------  ---------------  --------------
  Nine  Months Ended September  30, 2000
    Net Operating Revenues . . . . . . .  $  16,847,000   $      756,000   $  17,603,000
    Operating loss . . . . . . . . . . .     (4,035,000)        (365,000)     (4,400,000)
    Identifiable Operating Assets. . . .     36,548,000          666,000      37,214,000
    Capital Expenditures . . . . . . . .        260,000               --         260,000
    Depreciation and Amortization. . . .      2,097,000               --       2,097,000
    Interest Expense . . . . . . . . . .      5,183,000               --       5,183,000
  Nine  Months Ended September  30, 1999
    Net Operating Revenues . . . . . . .  $  23,477,000   $    4,057,000   $  27,534,000
    Operating loss . . . . . . . . . . .     (6,337,000)        (476,000)     (6,813,000)
    Identifiable Operating Assets. . . .     52,507,000          948,000      53,455,000
    Capital Expenditures . . . . . . . .      3,120,000          308,000       3,428,000
    Depreciation and Amortization. . . .      1,626,000           89,000       1,715,000
    Interest Expense . . . . . . . . . .      4,551,000               --       4,551,000

     For the nine-month periods ended September 30, 1999 and 2000, geographical composition of the Company's revenues were substantially consistent with those for the year ended December 31, 1999 (domestic -- 80%, foreign -- 20%).

F.     SHAREHOLDERS'  EQUITY

     The Company has undertaken financing initiatives during the nine-month period ended September 30, 2000, directed toward obtaining additional financing for working capital purposes, the refinancing of the Comerica Senior Secured Loan, and negotiating a restructuring of the Prudential Subordinated Note. On April 10, 2000, the Company entered into a financial advisory agreement with an Investment Group (the "Investment Group") to provide financial consulting services in connection with a proposed $8,000,000 debt and/or equity financing. As consideration for such services, the Investment Group received warrants with a term of five years to purchase an aggregate of 3,480,000 shares of common stock at $.75 per share or by relinquishing that number of shares subject to the warrant which, when multiplied by their market price for the ten trading days preceding exercise, equal the aggregate exercise price.

     On April 12, 2000, the Company entered into an agreement with the Investment Group, as agent for a syndicate that would purchase a participation interest in the Comerica Secured Loan. The group receives, on the basis of 1 warrant for each $1 of participation interest in the Tranche B Revolver, warrants to purchase the Company's common stock at the rate of $0.625 per share at any time during a five year period after closing. These warrants may also be exercised by relinquishing shares subject to the warrant. This participation tranche bears interest at the rate of prime plus 3% (currently 12.5%) plus an additional interest factor of 4%. Such interest is payable in additional shares of the Company's Common Stock on the basis of $0.625 per share. The participation interest is convertible into a new issue of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") at the election of the participation interest holder or at the Company's request upon the satisfactory restructuring of the Prudential subordinated debt. The Certificate of Designation of Rights and Preferences of the Series B Preferred Stock that was adopted on April 28, 2000, designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may be converted at the election of the Company into shares of the Company's Common Stock at a $.75 per share conversion rate.

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

     To date, approximately $8 million in funds from the purchase of above participation interests have been received. In connection with the warrants issued with the participation interest and the advisory services associated therewith, a financing cost of $1.1 million has been recognized in the current period.

     To enable the Company to have available shares of authorized but unissued or committed shares of Common Stock to accommodate the Common Stock purchase warrants related to this financing, the Company negotiated during the period from April through September, 2000, with certain of its shareholders to contribute an aggregate of 5,688,650 shares of Common Stock to the Company in exchange for 56,888 shares of Series B Preferred Stock. Certain directors and officers of the Company contributed 2,600,000 shares of Common Stock in exchange for 26,000 shares of Series B Preferred Stock. In order to provide further additional available shares of authorized but unissued or committed shares of Common Stock to reserve for the exercise of the warrants, certain officers, directors, employees and consultants of the Company holding previously granted stock options to purchase 3,007,000 shares of Common Stock at exercise prices ranging from $.625 to $5.00 per share voluntarily contributed such options in April 2000 to the Company in exchange for a commitment by the Company to issue replacement options that may be exercised at $.75 per share over a 5 year term.

     On May 30, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; with a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; voting rights, excluding the election of directors, equivalent to 1 vote per share for each share of common stock into the Series C Preferred Stock is convertible; and, convertible at the election of the Company into shares of the Company's Common Stock at a conversion rate of $.75 per share. After eighteen months from issuance a holder of Series C Preferred Stock may elect to have future dividends paid in cash. To date, 19,875 shares of Series C Preferred Stock have been issued at $100 per share in exchange for services and indebtedness owed by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming. In addition, Mr. Ramming was issued warrants to purchase 975,000 shares of the Company's Common Stock at $.75 per share.

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

G.     EVENTS  SUBSEQUENT  TO  SEPTEMBER  30,  2000

     On October 24, 2000, the Company announced that it had reached agreement in principal with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's debt with Prudential. The Company has been in default under its subordinated note agreement with Prudential since the second quarter of 1999. The restructuring agreement is subject to final documentation, and is expected to be executed by both parties on or before November 20, 2000, or as soon as practicable thereafter.

     The Prudential restructuring agreement provides that the aggregate indebtedness will be resolved by the Company paying: (i) $12 million cash at closing, (ii) $500,000 cash upon securing a new term loan with a third party lender, (iii) $7 million of new subordinated debt, (iv) $5 million of Senior Preferred Stock and (v) $8 million of Convertible Preferred Stock. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of this transaction, Prudential will receive newly issued warrants to purchase 8 million shares of the Company's Common Stock for $.625 per share and the Company has agreed to re-price the existing Common Stock purchase warrants held by Prudential to $.625 per share. The Company will have the right to repurchase after closing, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for an agreed upon period.

     Pending finalization of the restructuring agreement with Prudential, the $28.3 million recorded liability balance of the Prudential obligation has been included in current maturities of long-term debt in the accompanying financial statements. An additional obligation to Prudential of $1.7 million representing the remaining note face amount attributed to the warrants sold Prudential, is included in additional paid-in capital. A provision for accrued interest as of September 30, 2000 of $4.9 million is recorded in accrued liabilities.

H.     NEW  ACCOUNTING  STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The effect of the adoption of this statement on the Company's earnings or statement of financial position has not yet been finalized.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes certain of the staff's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of the Bulletin and is required to comply with the Bulletin in the fourth quarter of 2000. Management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     The Company completed the acquisitions of Boots & Coots, L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. For all periods presented herein, the operations of ITS and Baylor have been reclassified as discontinued operations.

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. In prior year reports, the risk management business unit of IWC Services, which encompasses the WELLSURE(SM) Program, and ITS were included under the business segment, "Programs and Services". As a result of the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an assessment has been made that the Company's risk management programs are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented.

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER  30,              SEPTEMBER  30,
                                                 --------------------------  --------------------------
                                                     1999          2000          1999          2000
                                                 ------------  ------------  ------------  ------------
REVENUES
  Emergency Response and Restoration. . . . . .  $ 6,690,000   $ 5,472,000   $23,477,000   $16,847,000
  Manufacturing and Distribution. . . . . . . .    1,052,000       159,000     4,057,000       756,000
                                                 ------------  ------------  ------------  ------------
                                                 $ 7,742,000   $ 5,631,000   $27,534,000   $17,603,000
                                                 ------------  ------------  ------------  ------------

COST OF SALES AND OPERATING EXPENSES
Emergency Response and Restoration. . . . . . .  $ 5,601,000   $ 4,707,000   $21,655,000   $13,663,000
Manufacturing and Distribution. . . . . . . . .      820,000       246,000     3,285,000       893,000
                                                 ------------  ------------  ------------  ------------
                                                 $ 6,421,000   $ 4,953,000   $24,940,000   $14,556,000
                                                 ------------  ------------  ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)
  Emergency Response and Restoration. . . . . .  $ 2,382,000   $ 2,476,000   $ 6,533,000   $ 5,122,000
  Manufacturing and Distribution. . . . . . . .      416,000        96,000     1,159,000       228,000
                                                 ------------  ------------  ------------  ------------
                                                 $ 2,798,000   $ 2,572,000   $ 7,692,000   $ 5,350,000
                                                 ------------  ------------  ------------  ------------

DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration. . . . . .  $   581,000   $   760,000   $ 1,626,000   $ 2,097,000
  Manufacturing and Distribution. . . . . . . .       37,000            --        89,000            --
                                                 ------------  ------------  ------------  ------------
                                                 $   618,000   $   760,000   $ 1,715,000   $ 2,097,000
                                                 ------------  ------------  ------------  ------------

OPERATING LOSS
  Emergency Response and Restoration. . . . . .  $(1,874,000)  $(2,471,000)  $(6,337,000)  $(4,035,000)
  Manufacturing and Distribution. . . . . . . .     (221,000)     (183,000)     (476,000)     (365,000)
                                                 ------------  ------------  ------------  ------------
                                                 $(2,095,000)  $(2,654,000)  $(6,813,000)  $(4,400,000)
                                                 ============  ============  ============  ============

__________
(1)  Selling,  General,  Administrative  and  corporate  expenses have been allocated pro rata among segments  using  relative  revenues  for  the  basis  and  include  financing, consulting  and restructuring costs of $797,000 for the three months and nine months ended September 30,  2000.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


REVENUES

     Emergency Response and Restoration revenues were $5.5 million for the quarter ended September 30, 2000, compared to $6.7 million for the quarter ended September 30, 1999, a decrease of $1.2 million (18%) in the current period. The decrease resulted from $2.9 million lower revenues from the Special Services hazardous materials remediation operation offset by a $1.4 million increase in revenues from the Company's Risk Management and Prevention System business and $.3 million higher revenues from the Well Control operations. The Special Services decline primarily resulted from difficulties in securing adequate subcontracting resources because of the Company's liquidity constraints. The current year Risk Management revenues include a WELLSURE(R) event where the Company served as lead contractor.

     Manufacturing and Distribution revenues were $.16 million for the three months ended September 30, 2000, representing a decrease of $.9 million (85%) compared to the same period of the prior year. The decline in Manufacturing and Distribution revenues resulted from a $0.9 million decrease in ABASCO revenues due to a continuing decline in international revenues and lack of significant orders for fire and protective equipment packages.

COST  OF  SALES  AND  OPERATING  EXPENSES

     Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $.9 million for the quarter ended September 30, 2000, a decrease of 16% in comparison to the third quarter of last year. This cost decrease is the result of lower sales, improved contribution margins and the Company's initiatives targeted at reducing operational overhead.

     The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $0.57 million for the quarter ended September 30, 2000, is directly related to the decline in international revenues, and the associated related costs, and lack of significant orders for fire and protective equipment packages.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $2.4 million for the quarter ended September 30, 2000 and September 30, 1999. The three months ended September 30, 2000 includes financing and consulting costs of $.8 million.

     The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $0.3 million for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, is in response to management's cost reduction initiatives at ABASCO.

INTEREST  EXPENSE  AND  OTHER,  INCLUDING  FINANCE  COST

     Interest expense for the three months ended September 30, 2000, was $2.2 million compared to $1.5 million in the comparable period of the prior year. The increase of $.7 million is primarily due to the additional senior debt incurred during the quarter.

     Other expense, including financing cost, includes $.1 million in expenses relating to warrants issued to the participation interest and advisory services associated therewith and approximately $1.2 million in legal settlements and other financing related costs.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


REVENUES

     Emergency Response and Restoration revenues were $16.8 for the nine month period ended September 30, 2000, compared $23.5 million for the nine month period ended September 30, 1999, a decrease of $6.7 million (28%) in the current period. The reduction included a $3.1 million decrease in revenues from the Company's well control operations, the timing of which is largely unpredictable. The prior year period included a large well control project in which the company acted as general contractor. Revenues from the Special Services hazardous materials remediation operation decreased by $3.9 million as a result of difficulties in securing adequate subcontracting resources because of the Company's liquidity constraints.

     Manufacturing and Distribution revenues were $.76 million for the nine months ended September 30, 2000, representing a decrease of $3.3 million (81%) compared to the same period of the prior year. The decline in revenues resulted from sharply lower sales at ABASCO, which fell by $3.3 million due to a continuing decline in international revenues and lack of significant orders for fire and protective equipment packages.

COST  OF  SALES  AND  OPERATING  EXPENSES

     Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $8.0 million for the nine month period ended September 30, 2000, a decrease of 37% in comparison to the first nine months of last year. This decrease is the result of lower sales and the result of the Company's initiatives targeted at reducing operational overhead. As a percentage, Cost of Sales and Operating Expenses declined more than the corresponding segment revenues, resulting in an improved contribution margin for Emergency Response and Restoration; an 18.9% contribution margin versus a 7.8% contribution margin for the periods ended September 30, 2000 and September 30, 1999, respectively.

     The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $2.4 million (73%) for the nine months ended September 30, 2000, is directly related to the continuing decline in international revenues, and the associated related costs, and lack of significant orders for fire and protective equipment packages. This improvement reflects the result of the Company's initiatives targeted at reducing operational overhead.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $5.1 million for the nine month period ended September 30, 2000, compared to $6.5 million for the nine months ended September 30, 1999, a decrease of $1.4 million (22%) from the comparable period of the prior year. Selling, General and Administrative Expenses were reduced in response to 1999 cost reduction initiatives primarily in Boots & Coots Special Services. The nine months ended September 30, 2000 includes financing and consulting costs of $.8 million

     The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $0.9 million (80%) for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, is primarily the result of management's previously referenced cost reduction initiatives at ABASCO.

INTEREST  EXPENSE  AND  OTHER,  INCLUDING  FINANCE  COST

     Interest expense for the nine months ended September 30, 2000 was $5.2 million compared to $4.6 million in the comparable period of the prior year. The increase of $.6 million in interest expense is primarily due to the additional senior debt incurred during the period.

     Other expense, including financing cost, includes $1.0 million in expenses relating to warrants issued to the participation interest and advisory services associated therewith. Other expense also includes approximately $1.8 million in legal settlements and other financing related costs.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Industry conditions have improved in 2000, however the Company's upstream and downstream customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services is impacted by the number and size of projects available as changes in oil and gas exploration and production activities change customers' forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Oil and gas prices have significantly improved since the downturn in 1998. While these price improvements have brought the company increases in the frequency of high risk work and in the volume of prevention related projects, the Company's well control business has not yet benefited to a meaningful degree from an increase in the volume of critical events. Historically, the well control business has provided the Company with the opportunity for highly profitable operating activities. However, the timing of critical events is unpredictable and they occur in irregular cycles. Consequently, the Company's financial performance has been subject to significant fluctuations.

     As a result of the relatively low incidences of critical events over the last two years and the resultant negative effect on the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating and discontinuing certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing into 2000, the results of these efforts were not sufficient to prevent significant operating losses.

     The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. This has hampered the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct operations in an effective or efficient manner. Moreover, throughout the current fiscal year, the Company remained in default under its senior secured debt agreement and its subordinated debt agreement.

     To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     Beginning on April 24, 2000 and continuing through September 30, 2000, $8.0 million in additional funds were raised through the purchase by an investment group, Specialty Finance Fund I, LLC, of a new participating interest in the Company's senior secured credit facility. This participating interest has the option to convert from secured debt, classified as a current liability on the Company's balance sheet, to equity in the form of preferred stock that is convertible into common stock of the Company. Warrants to purchase 8,000,000 shares of the Company's common stock were issued to the investment group as part of the transaction. Additionally, the Company incurred approximately $1.1 million in transaction costs associated with the new financing.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29 million cash, subject to post-closing adjustments. Comerica Bank-Texas, the Company's senior secured lender, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender and has agreed in principal with the Company to convert a substantial portion of its secured debt into convertible preferred stock contingent upon the restructuring of the Company's subordinated debt held by The Prudential Insurance Company of America.

     On October 24, 2000, the Company announced that it had reached agreement in principal with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company has been in default under its subordinated note agreement with Prudential since the second quarter of 1999. The restructuring agreement is subject to final documentation, and is expected to be executed by both parties on or before November 20, 2000, or as soon as practicable thereafter.

     The Prudential restructuring agreement provides that the aggregate indebtedness will be resolved by the Company paying: (i) $12 million cash at closing, (ii) $500,000 cash upon securing a new term loan with a third party lender, (iii) $7 million of new subordinated debt, (iv) $5 million of Senior Preferred Stock and (v) $8 million of Convertible Preferred Stock. All interest payments and dividends are paid in kind and deferred for two years from the date of closing.

Additionally, as a component of this transaction, Prudential will receive newly issued warrants to purchase 8 million shares of the Company's Common Stock for $.625 per share and the Company has agreed to re-price the existing Common Stock purchase warrants held by Prudential to $.625 per share. The Company will have the right to repurchase after closing, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for an agreed upon period.

     Pending finalization of the restructuring agreement with Prudential, the $28.3 million recorded liability balance of the Prudential obligation has been included in current maturities of long-term debt in the accompanying financial statements. An additional obligation to Prudential of $1.7 million representing the remaining note face amount attributed to the warrants sold Prudential, is included in additional paid-in capital. A provision for accrued interest as of September 30, 2000 of $4.9 million is recorded in accrued liabilities.

     The new financing obtained to date, the restructuring of the subordinated debt and any future additional financing has had and will have a significantly dilutive impact on existing common shareholders. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     As of September 30, 2000 the Company had cash of $14.9 million, representing the residual balance of the proceeds received from the sale of the Baylor Company after repayment of the senior secured debt to Comerica. Approximately $12.0 million of cash will be required to complete the Prudential restructuring agreement discussed above. Absent any new sources of financing, if the Company does not significantly improve its operating performance, the Company may not have sufficient cash to meet is current obligations over the next twelve months.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Interest Rate Risk. At September 30, 2000, the Company had minimal interest rate risk since the majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to a significant risk of earnings loss due to changes in market interest rates.

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

     The Company has an outstanding subordinated guaranty of ITS' debt of $1,616,511 to one ITS supplier. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. On September 1, 2000, the holder of the guaranty filed suit in state district court in Tarrant County, Texas, to enforce the guaranty. On October 13, 2000, summary judgment was announced by the state district court in the amount of $1,616,511, plus interest and attorney's fees. The Company, in consultation with its counsel, believes that it has valid defenses to the enforcement of the summary judgment and that there are no other creditors of ITS that have any claim against the Company based upon claims owing by ITS to its creditors. However, given the interpretation that the court has made of the documentation underlying the subordinated guaranty, the Company has made a provision in the financial statements for the amount of the guaranty plus interest and attorney's fees pending ultimate resolution of the matter, but operating losses incurred by ITS in excess of the Company's net investment have not been included in the consolidated results of the Company

     As stated elsewhere herein, the Company's liquidity problems and loan covenant defaults have adversely impacted the Company's ability to pay certain vendors on a timely basis. As a consequence, a number of these vendors have filed lawsuits against the Company and some have obtained judgments for the amount of their claims, plus costs. The Company has retained a third party to negotiate settlements of some of these claims and is actively engaged in defending or resolving others. The Company expects that it will be able to resolve these claims in an orderly fashion and does not believe that these suits or judgments are individually material. However, the Company's business, financial performance and prospects could be adversely affected if it is unable to adequately defend, pay or settle its accounts, including as a consequence of efforts to enforce existing or future judgments.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     As previously disclosed, beginning in April and continuing through June 2000, the Company issued warrants to purchase an aggregate of 3,480,000 shares of common stock to an investment group in connection with the Tranche B participation by Specialty Finance Fund I, LLC. These warrants have a term of five years and an exercise price of $.75 per share. The Company additionally issued warrants to purchase an aggregate of 8,000,000 shares of common stock at $.625 per share to Specialty Finance Fund I, LLC. Each offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933. No public solicitation was used in the offering and the recipients of the warrants were determined to be both highly sophisticated and able to bear the risk of an investment in the Company.

     In September 2000, the Company issued an aggregate of 4,500 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 450,000 shares of common stock at $.75 per share to its outside directors and Larry Ramming as reimbursement for expenses associated with their service as directors of the Company. Shares of Series C Preferred Stock have a face value, and liquidation preference, of $100 per share, pay dividends of 10% per annum and may be converted into common stock of the Company at $.75 per share. The offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933.

     In September 2000, the Company also issued 975 shares of its Series C Preferred Stock to a third party provider of financial advisory services; 2,000 shares of its Series C Preferred Stock to a third party provider of legal services; and warrants to purchase an aggregate of 300,000 shares at $.75 per share and 60,000 shares at $1.00 per share to another provider of financial services. Each offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933. No public solicitation was used in the offering and the recipients of the shares were determined to be both highly sophisticated and able to bear the risk of investment.

     Also in September 2000, the Company issued 2,000 shares of its Series C Preferred Stock to a third party to settle a lawsuit. The offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933. No public solicitation was used in the offering and the recipient of the shares was determined to be both highly sophisticated and able to bear the risk of investment.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

Prudential  Subordinated  Note  Default

     On October 24, 2000, the Company announced that it had reached agreement in principal with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's debt with Prudential. The Company has been in default under its subordinated note agreement with Prudential since the second quarter of 1999. The restructuring agreement is subject to final documentation, and is expected to be executed by both parties on or before November 20, 2000, or as soon as practicable thereafter.

     The Prudential restructuring agreement provides that the aggregate indebtedness will be resolved by the Company paying: (i) $12 million cash at closing, (ii) $500,000 cash upon securing a new term loan with a third party lender, (iii) $7 million of new subordinated debt, (iv) $5 million of Senior Preferred Stock and (v) $8 million of Convertible Preferred Stock. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of this transaction, Prudential will receive newly issued warrants to purchase 8 million shares of the Company's Common Stock for $.625 per share and the Company has agreed to re-price the existing Common Stock purchase warrants held by Prudential to $.625 per share. The Company will have the right to repurchase after closing, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for an agreed upon period.

     Pending finalization of the restructuring agreement with Prudential, the $28.3 million recorded liability balance of the Prudential obligation has been included in current maturities of long-term debt in the accompanying financial statements. An additional obligation to Prudential of $1.7 million representing the remaining note face amount attributed to the warrants sold Prudential, is included in additional paid-in capital. A provision for accrued interest as of September 30, 2000 of $4.9 million is recorded in accrued liabilities.


ITS  Bankruptcy  Proceedings

     As a result of the bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999.

     The Company has an outstanding subordinated guaranty of ITS' debt of $1,616,511 to one ITS supplier. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. On September 1, 2000, the holder of the guaranty filed suit in state district court in Tarrant County, Texas, to enforce the guaranty. On October 13, 2000, summary judgment was announced by the state district court in the amount of $1,616,511, plus interest and attorney's fees. The Company, in consultation with its counsel, believes that it has valid defenses to the enforcement of the summary judgment and that there are no other creditors of ITS that have any claim against the Company based upon claims owing by ITS to its creditors. However, given the interpretation that the court has made of the documentation underlying the subordinated guaranty, the Company has made a provision in the financial statements for the amount of the guaranty plus interest and attorney's fees pending ultimate resolution of the matter, but operating losses incurred by ITS in excess of the Company's net investment have not been included in the consolidated results of the Company

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On October 25, 2000, the Company convened its annual meeting of the stockholders in Houston, Texas. The meeting was subsequently adjourned to November 6, 2000, in light of the Company's announcement of an agreement in principle to restructure the Prudential subordinated debt. The matters voted on at the meeting were: (1) the election of eight directors of the Company into 3 classes, each serving for a staggered term from one to three years; (2) amending the Certificate of Incorporation of the Company to (i) increase the authorized capital stock of the Company to 125,000,000 shares of common stock, and (ii) repeal provisions of the Certificate of Incorporation that prohibit the issuance of common stock and preferred stock to directors, officers and 10% or greater shareholders; and (3) to approve the Company's 2000 Long-Term Incentive Plan.



     The voting was as follows for the election of directors:

                            For      Withheld   Abstaining
                         ----------  ---------  ----------
Larry H. Ramming         33,299,530  2,701,530          --
Thomas L. Easley         33,423,985  2,577,075          --
E.J. "Jed" Dipaolo       33,073,308  2,891,388          --
Jerry Winchester         33,378,382  2,622,678          --
Richard Anderson         33,421,888  2,542,788          --
K. Kirk Krist            33,457,172  2,543,888          --
Tracy Turner             33,227,072  2,773,988          --
Brian Krause             33,247,172  2,753,888          --


     Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

     The voting was as follows for the increase of common stock of the Company to 125,000,000 shares:

                            For      Withheld   Abstaining
                         ----------  ---------  ----------
                         32,036,575  3,565,698    398,787

     The proposal to increase the common stock of the Company was passed by the holders of more than a majority of the shares entitled to vote thereon.

     The voting was as follows for the repeal of the provisions of the Certificate of Incorporation that restrict the issuance of common stock and preferred stock to directors, officers and 10% or greater stockholders:

                            For      Withheld   Abstaining
                         ----------  ---------  ----------
                         21,042,238  3,880,471     889,699

     The proposal to repeal the provisions of the Certificate of Incorporation was passed by the holders of more than a majority of the shares entitled to vote thereon.

     The voting was as follows on approving the Company's 2000 Long-Term Incentive Plan:

                            For      Withheld   Abstaining
                         ----------  ---------  ----------
                         21,426,480  3,225,809   1,160,119


     The proposal to approve the 2000 Long-Term Incentive Plan was passed by the holders of more than a majority of the shares present, in person or by proxy, at the annual meeting.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


EXHIBIT
NO.      DOCUMENT
-------  -----------------------------------------------------------------
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

10.29    -- Executive Employment Agreement of Jerry Winchester(6)

10.30    -- Executive Employment Agreement of Dewitt Edwards(6)

10.31    -- Office Lease(6)

10.33    -- Executive Employment Agreement of Larry H. Ramming(7)

10.35    -- Forbearance Agreement dated December 21, 1999, between
         Boots & Coots International Well Control, Inc. and Comerica
         Bank - Texas(8)

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

10.46 -- Third Amendment to Forbearance and Extension Agreement dated July 31, 2000, between Boots & Coots International Well
         Control, Inc. and Comerica Bank -- Texas(9)

10.47    -- Form of Warrant issued to Specialty Finance Group and to
         Turner, Volker, Moore*

27.01    -- Financial Data Schedule*



 *  Filed  herewith.
__________
(1)  Incorporated  herein  by  reference to the corresponding exhibit in the Registrant's
     Form  8-K  filed  with  the  Commission  on  August  13,  1997.

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

(9)  Incorporated  herein  by reference to the corresponding exhibit in the Registrant's
     Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on
     August 14,  2000.

(b)     Reports  on  Form  8-K.


        None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                            By: /s/  LARRY  H.  RAMMING
                               --------------------------------------
                                       Larry  H.  Ramming
                                    Chief  Executive  Officer
                            (Principal Financial and Accounting Officer)

Date: November 14, 2000