Form 10-K
period 2000-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2001-04-02
CIK 833845

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 _______________

                                    FORM 10-K
                                 _______________

(MARK  ONE)
[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13817
                                 _______________

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

                                  713-621-7911
                (Issuer's Telephone Number, Including Area Code)
                                _______________

         Securities registered under Section 12(b) of the Exchange Act:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -----------------------       -----------------------------------------
 Common Stock, $.00001 par value             American Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act: NONE

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on March 29, 2001, based on closing sales price on that day was $28,101,168.

     The number of shares of the issuer's common stock outstanding on March 29, 2001 was 39,822,090.

================================================================================

                                                 FORM 10-K

                                               ANNUAL REPORT
                                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                             TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 1.    Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 2.    Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
  Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
  Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    13
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
  Item 5.    Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .    15
  Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of  Operations    17
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    23
  Item 8.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .    24
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
  Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .    33
  Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .    34
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35
  Item 14.   Exhibits List and Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38
FINANCIAL STATEMENTS
  Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
  Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     Boots & Coots International Well Control, Inc. (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas emergencies, to remediate affected sites and restore affected oil and gas wells to production. Through its participation in the proprietary insurance program WELLSURE, the Company provides lead contracting and high risk management services, under critical loss scenarios, to the program's insured clients. Additionally, the WELLSURE program designates that the Company provide certain pre-event prevention and risk mitigation services defined under the program. The Company also provides snubbing and other high risk well control management services, including pre-event planning, training and consulting services and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies. Through April 2000, the Company was actively engaged in providing materials and equipment procurement, transportation and logistics services to the energy industry.

     As discussed herein under Note D - Discontinued Operations included in the accompanying Consolidated Financial Statements, the decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation "ITS". In April 2000, substantially all prospective operations of ITS were ceased and the majority of ITS employees were terminated.

     In 1998, the Company operated in three (3) business segments: Emergency Response and Restoration, Programs and Services and Manufacturing and
Distribution. The risk management business unit of IWC Services, which encompasses the WELLSURE Program and ITS were included under the business segment, Programs and Services. As a result of the December 1999 decision to sell or in the alternative discontinue ITS' business operations, the Company has determined that its risk management programs are more appropriately included with the Emergency Response and Restoration business segment. Accordingly, all business segment disclosures contained herein reflect this classification for all periods presented.

RECENT  FINANCIAL  DEVELOPMENTS

     Prudential Subordinated Note Restructuring. On December 28, 2000, the Company finalized the restructuring of its subordinated debt with Prudential Insurance Company of America ("Prudential"). As previously disclosed, the
Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. Prudential's aggregate claims of approximately $41,000,000 through October 24, 2000 were resolved by the Company:
(i) paying $12,000,000 cash at closing; (ii) establishing $7,200,000 face value of new subordinated debt; (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock; and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of this transaction, Prudential has received newly issued warrants to purchase 8,800,000 shares of the Company's common stock, and the Company agreed to reprice the existing common stock purchase warrants held by Prudential. The Company has the right to repurchase, at a discount to face value, all of its debt, stock and warrants issued to Prudential for an agreed period.

     Sale of Baylor. On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash, of which $13,000,000 was paid to Comerica Bank-Texas, the Company's primary senior secured lender at the time, as settlement of obligations due to them. The results of operations of Baylor are presented herein as discontinued operations for all periods presented.

     Recent Financing Activity. During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000.

     ITS Bankruptcy Proceedings. As a result of ongoing operating losses, a shortage of working capital and the absence of a viable purchaser for ITS Supply Corporation ("ITS") operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U. S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding subordinated guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. A judgment against the Company has been entered by a state district court, and that judgment is now on appeal. The Company does not believe the guaranty will be enforceable in accordance with its terms. Further, the Company, in consultation with its counsel, believes that it is not probable that any creditors of ITS may successfully assert and realize collection against the Company.

     Going Concern. The accompanying financial statements for the year ended December 31, 2000, have been prepared on the basis of the Company continuing as a going concern. As discussed in Note A to the accompanying consolidated financial statements, significant uncertainties exist as to the ability of the Company to attain profitable operations and access working capital. The audit opinion issued by Arthur Andersen LLP for the year ended December 31, 2000, includes an explanatory fourth paragraph because of substantial doubt regarding the Company's ability to continue as a going concern.

HISTORY  OF  COMPANY

     Boots & Coots International Well Control, Inc. (the "Company") was incorporated in Delaware in April 1988, remaining largely inactive until entering into a business combination with IWC Services, Inc., a Texas corporation ("IWC Services") on July 29, 1997. In the transaction, the stockholders of IWC Services became the holders of approximately 93% of the outstanding shares of common stock of the Company and the management of IWC Services assumed management of the Company. IWC Services is a global-response oil and gas well control service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In addition, IWC Services provides snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company.

     Following the IWC Services transaction, the Company engaged in a series of complementary business acquisitions. On July 31, 1997, the Company completed the acquisition of substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership ("Boots & Coots LP"), and the stock of its subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A. Boots & Coots LP and its subsidiaries were engaged in oil well fire fighting, snubbing and blowout control services.

     Boots & Coots LP was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services. As a consequence of the acquisition of Boots & Coots, the Company became a leader in the worldwide oil well firefighting and blowout control industry, reuniting many of the former employees of the Red Adair Company.

     On September 25, 1997, the Company completed the acquisition of ABASCO, Inc. ("ABASCO") which had acquired the operating assets of ITS Environmental, a division of International Tool & Supply Company, a recognized leader in the design and manufacture of a comprehensive line of rapid-response oil and chemical spill containment and reclamation equipment and products since 1975. In response to depressed downstream industry conditions existing for a significant part of 1999 and 2000, and limitations on capital, the Company has substantially reduced but not discontinued the operations of ABASCO, including the closure and consolidation of facilities and reduction in workforce.

     On January 2, 1998, the Company completed the acquisition of all of the capital stock of ITS Supply Corporation ("ITS"). Through April 2000, ITS operated as an ISO 9002 certified materials and equipment procurement, transportation and logistics company serving the energy industry with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS' operations, on May 18, 2000, ITS filed in Corpus Christi, Texas, for protection under Chapter XI of the U. S. Bankruptcy Code.

     On February 20, 1998, the Company completed the acquisition of Boots & Coots Special Services, Inc. f/k/a Code 3, Inc.
("B & C Special Services"). B & C Special Services provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies, and specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting. B & C Special Services also provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services. During 1999 and continuing in 2000, cost reduction steps were initiated that included workforce level reductions and the closure of field offices located in Harlingen, El Paso, Laredo, Denver, Garland, Beaumont and Omaha.

     On July 23, 1998, the Company completed the acquisition of Baylor Company ("Baylor"). As a result of the Company's financial difficulties, substantially all of the assets of Baylor were sold in September 2000. Baylor, headquartered in Sugar Land, Texas, manufactured and marketed a varied line of industrial products, many of them proprietary, for the drilling, marine and power generation industries.

     Effective November 4, 1998, the Company completed the acquisition, through B & C Special Services, of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"). HAZ-TECH provided a complete range of emergency prevention and response services, including hazardous materials and waste management, OSHA personnel training and environmental site audits, surface and groundwater hydrology, bio remediation and pond dewatering, and water treatment to chemical manufacturing, railroad and truck transportation companies in Texas, Louisiana, Oklahoma and Arkansas.

     Halliburton Alliance. The Company conducts business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name "WELLCALL(SM)" and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, fire fighting, relief and directional well planning, and other specialized services.

     Business Strategy. As a result of defaults under the Company's Senior Secured Credit Facility and Subordinated Note and Warrant Purchase and operating losses sustained during 1999 and continuing in 2000, the Company has been forced to operate with a minimum of working capital. As a result, the Company curtailed its business expansion program, discontinued the operations of ITS, sold Baylor Company, and reduced the operations of ABASCO and focused its efforts on its remaining two core business segments, Emergency Response and Restoration and Product Distribution. Financial information with respect to the business segments is presented in Footnote L to the Company's Consolidated Financial Statements. Subject to capital availability, the Company intends to expand the Halliburton Alliance and the WELLSURE program, continue to integrate the businesses of Boots & Coots, ABASCO, B & C Special Services, and HAZ-TECH, increase the geographical scope of its training and consulting programs, and establish additional Company-owned or operated Fire Stations. Like the Company owned Fire Stations in Houston, Texas, and Anaco, Venezuela, the industry supported Fire Station on the North Slope of Alaska and the Company operated Fire Station in Algeria, the proposed Company Fire Stations would include the equipment required to respond to a well blowout or fire. Subject to capital availability, the Company intends to build upon its demonstrated strengths in high-risk management while increasing revenues from its engineering, equipment sales, environmental containment and remediation services and non-critical events. Recognizing that the well control services business is a finite market with services dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company's business strategy is to market its pre-event and engineering services on a global basis and expand its range of services to grow market share within a diversified and expanded revenue base.

     Additionally, subject to available capital, the Company hopes to expand its service capabilities through a combination of internal growth, additional acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of segments within the oil and gas services industry, the Company believes a number of attractive acquisition opportunities exist in the pressure control, emergency response, high-risk management and environmental services segments of the business. The oil and gas services business in general, and the emergency response and environmental remediation segments in particular, are characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable alliance partners.

     Executive Offices. The Company's principal executive office is located at 777 Post Oak Boulevard, Suite 800, Houston, Texas, 77056, telephone (713) 621-7911.

THE  EMERGENCY  RESPONSE  SEGMENT  OF  THE  OIL  AND  GAS  SERVICE  INDUSTRY

     History. The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company, the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley took on an assistant named Red Adair who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Matthews and Raymond Henry as members of his professional firefighting staff. Mr. Adair later added Richard Hatteberg, Danny Clayton, Brian Krause, Mike Foreman and Juan Moran to his staff, and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Matthews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots, an independent firefighting, snubbing and blowout control company.

     Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of companies have dominated the market. As a result, if an operator in Indonesia, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston that would take the following steps:

- Immediately dispatch a control team to the well location to assess the damage, supervise debris removal, local equipment mobilization and site preparation;

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

     The 1990's have been a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews retired, leaving the Company's senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are the Company, Wild Well Control, Inc., and Cudd Pressure Control, Inc.

     Trends. The increased recognition of the importance of risk mitigation services, training, environmental protection and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, both major and independent oil producers are coming to the Company for proactive preparedness and incident prevention programs. These requests, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills, are expanding the market for the Company's engineering unit.

     Decreasing availability of financial capacity in the re-insurance markets are causing underwriting syndicated to seek significant renewal rate increases and higher quality risks in the "Control of Well" segment of the energy insurance market. The Company believes these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE, a proprietary insurance program in which the Company is the provider of both pre-event services and loss management.

     Volatility of Firefighting Revenues. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company. While the demand for firefighting and blowout control services ordinarily follows predictable trends in the oil and gas industry, extraordinary events such as the Bay Marchand and Piper Alpha disasters have historically occurred only every four to six years. Wars, acts of terrorism and other unpredictable factors may increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company can expect to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services. While the Company believes that its acquisitions of ABASCO, B & C Special Services, HAZ-TECH and anticipated revenues from the WELLSURE program and from the Company's consulting, and industrial and marine firefighting services will help to provide an expanded and more predictable revenue and earnings base in the future, there can be no assurance that the Company will be successful in further developing these acquired businesses and added services. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year for the foreseeable future.

PRODUCTS AND SERVICES PROVIDED BY THE COMPANY

     The Company is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas well emergencies, to remediate affected sites and to restore affected oil and gas wells to production. In addition to providing emergency response services, the Company provides snubbing and other high risk management well control services, including pre-event planning, training and consulting services. The Company also markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry. The Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies. As discussed above, the Company through its ITS operating subsidiary had provided materials and equipment procurement, transportation and logistics services to the energy industry. Operations were substantially curtailed in April 2000 and on May 18, 2000 ITS filed, in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code and has subsequently proceeded to liquidate its assets and liabilities pursuant to Chapter 7 of Title XI. During 2000, the Company also sold Baylor Company, a manufacturer of drilling, marine and power generation equipment and substantially reduced the operations of ABASCO.

The Company's principal products and services for its two ongoing principal business segments include:

Emergency Response and Restoration

     The Emergency Response and Restoration business segment includes the following operating subsidiaries of the Company: IWC Services including its risk management business unit, B & C Special Services.

     Well Control. This service segment is divided into two distinct levels: (1) "Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. (2) "Non-critical Event" response, on the other hand, is intended for the more common sub-surface operating problems that do not involve escaping hydrocarbons.

     Critical Events. Critical Events frequently result in explosive fires, the loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Notwithstanding the foregoing, a Critical Event of catastrophic proportions could result in significant revenues to the Company in the year of the incident. The Company's professional firefighting staff has over 225 years of aggregate industry experience in responding to Critical Events, oilwell fires and blowouts.

     Non-critical Events. Non-critical Events frequently occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most Non-critical Events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and the Company is then called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While Non-critical Events do not ordinarily have the revenue impact of a Critical
Event, they are much more common and predictable. Non-critical Events can escalate into Critical Events.

     Firefighting Equipment Rentals. This service includes the rental of specialty well control and firefighting equipment by the Company primarily for use in conjunction with Critical Events. Such equipment includes, but is not limited to, firefighting pumps, pipe racks, Athey wagons, pipe cutters, crimping tools and deluge safety systems. The Company charges this equipment out on a per diem basis. Past experience indicates that rentals can be expected to average approximately 40% of the revenues associated with a Critical Event.

     WELLSURE(R) Program. On February 6, 1998, the Company announced the formation of an alliance with Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana. The alliance offers oil and gas exploration production companies, through retail insurance brokers, a new program known as "WELLSURE(R)," which combines traditional well control and blowout insurance with the Company's post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE(R) has been arranged with leading London insurance underwriters. WELLSURE(R) program participants will be provided with the full benefit of having the Company as a safety and prevention partner. In the event of well blowouts, the Company will serve as the integrated emergency response service provider, as well as function as lead contractor and project manager for control and restoration of wells covered under the program.

     Firefighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Emergency Response Center that the Company has established on the North Slope of Alaska or the Emergency Response Center recently established in Algeria. The Company has also entered into agreements with renewal clauses to provide ongoing consulting services relating to the Emergency Response Centers, including equipment sales, training, contingency planning, safety inspections and emergency response drills.

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

     Consulting; Inspections. A cornerstone of the Company's strategy of providing preventive well control services involves on-site inspection services for drilling and work over rigs, drilling and production platforms, and field production facilities. These inspection services, performed by the Company, are offered as a standard option in Halliburton's field service programs.

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

     Regional Emergency Response Centers. A number of major oil and gas producers have come to the realization that servicing the worldwide firefighting and well control market from Houston is inefficient: the response time is too long and the cost of transporting equipment by air freight is prohibitive. As a result, the Company has established and maintains an industry supported "Fire Station" on the North Slope of Alaska. Under the terms of the agreement, the Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. The Company also currently has Emergency Response Centers in Houston, Texas, Anaco, Venezuela, and Algeria. The Company intends to deploy at least one Emergency Response Center per year over a five-year period. The equipment for these proposed Emergency Response Centers would either be purchased by the Company for its own account, purchased by a national oil company or purchased by a consortium of local producers who would then contract with the Company for maintenance and consulting services. It is believed these Emergency Response Centers, once established, would place the Halliburton Alliance in a unique competitive position within the industry and allow the alliance to gain market share by reducing the mobilization time and costs traditionally involved in controlling major blowout events. These Emergency Response Centers would be established subject to the availability of capital or the specific economic commitment of a consortium of local producers as referenced above.

Programs and Services

     Previously, the Programs and Services business segment included the following operating subsidiaries and business units of the Company: the risk management business unit of IWC Services, which encompasses the WELLSURE Program, and ITS. As a result of the December 1999 decision to sell or in the alternative, discontinue ITS' business operations, an assessment has been made that the Company's risk management programs are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented.

     Supply, Transportation and Logistics. Through April 2000, ITS operated as an ISO 9002 certified and provided material and equipment procurement, transportation and logistics services to the energy industry worldwide. ITS also served as a distributor in Venezuela and Peru of artificial lift oil recovery systems. As discussed in Note D, Discontinued Operations included in the accompanying Consolidated Financial Statements, the decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through ITS. In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated and on May 18, 2000, ITS filed, in Corpus Christi, Texas, for protection under Chapter XI of the U.S. Bankruptcy Code and has subsequently proceeded to liquidate its assets and liabilities pursuant to Chapter 7 of Title XI.

Manufacturing and Distribution

     The Manufacturing and Distribution business segment includes the following operating subsidiaries or business units of the Company: Baylor and ABASCO.

     Baylor. On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction.

     ABASCO. The Company's ABASCO unit has been a leader in the design and manufacture of a comprehensive line of rapid response oil and chemical spill containment and reclamation equipment and products, including mechanical skimmers, containment booms and boom reels, dispersant sprayers, dispersal agents, absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and reclamation products. In response to depressed downstream industry conditions existing for a significant part of 1999 and limitations on capital, the Company has substantially reduced, but not discontinued, the operations of ABASCO, including the closure and consolidation of facilities and reduction in workforce.

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

HALLIBURTON  ALLIANCE

      In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance in 1995 with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, WELLCALL(SM), draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALL(SM) provides to an operator include:

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

     As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting and Risk Management expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. It is anticipated that future Company-owned Fire Stations, if developed, will be established at existing Halliburton facilities, such as the recent Algerian Fire Station, and that maintenance of the Fire Station equipment will be supported by Halliburton employees. The Halliburton Alliance also gives the Company access to Halliburton's global communications, credit and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

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

     The agreement documenting the alliance between the Company and Halliburton (the "Alliance Agreement") provided that it would remain in effect for an indefinite period of time and could be terminated prior to September 15, 2005, only for cause, or by mutual agreement between the parties. Under the Alliance Agreement, cause for termination was limited to (i) a fundamental breach of the Alliance Agreement, (ii) a change in the business circumstances of either party,
(iii)  the  failure of the Alliance to generate economically viable business, or
(iv) the failure of either party to engage in good faith dealing. On April 15, 1999, in connection with a $5,000,000 purchase by Halliburton of the Company's Series A Cumulative Senior Preferred Stock, the Company and Halliburton entered into an expanded Alliance Agreement which effectively expanded this alliance relationship. While the Company considers its relationship with Halliburton to be good and strives to maintain productive communication with its chief Alliance partner, there can be no assurance that the Alliance Agreement will not be terminated by Halliburton. The termination of the Alliance Agreement could have a material adverse effect on the Company's future operating performance.

REGULATION

     The operations of the Company are affected by numerous federal, state, and local laws and regulations relating, among other things, to workplace health and safety and the protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current laws and regulations is likely to have a material adverse effect on the Company's business or financial statements. Nevertheless, the Company is obligated to exercise prudent judgment and reasonable care at all times and the failure to do so could result in liability under any number of laws and regulations .

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURE(R) program, and its acquisitions of Boots & Coots, ABASCO, B & C Special Services, and HAZ-TECH has strengthened its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors capital availability, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of March 9, 2001, the Company and its operating subsidiaries collectively had 119 full-time employees, and 77 part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

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


ITEM  2.  DESCRIPTION  OF  PROPERTIES.

     The Company leases a 39,000 square foot office at 777 Post Oak Blvd., Houston, Texas, from an unaffiliated landlord through August 2005 at a monthly rental of $58,000. In February 2000, the Company subleased approximately 25% of this office space on substantially similar terms and conditions as the primary lease. The Company leases an 11,000 square foot Emergency Response Center facility in Anaco, Venezuela, for a monthly rental of $2,500. The Company owns a facility in northwest Houston, Texas, at 11615 N. Houston Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000,and is subleased on substantially the same terms. The Company's ABASCO business unit leased a 61,500 square foot office and warehouse facility in northwest Houston, Texas, through October 31, 2003 at a monthly rental of $18,495. This facility was closed in December 1999 and ABASCO was released from the lease in June 2000. The Company's B & C Special Services business unit leases a 10,000 square foot office and equipment storage facility in southeast Houston, Texas, through December 31, 2003 at a monthly rental of $11,547. Additionally, the Company has leased office and equipment storage facilities in various other cities within the United States, Venezuela, and Peru. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Additionally, the Company's liquidity problems and loan covenant defaults adversely impacted the Company's ability to pay certain vendors on a timely basis. As a consequence, a number of these vendors filed lawsuits against the Company and some have obtained judgments for the amount of their claims, plus costs. The Company has retained a third party to negotiate settlements of some of these claims and is actively engaged in defending or resolving others. The Company expects that it will be able to resolve these claims in an orderly fashion and does not believe that these suits or judgments or any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position. However, the Company's business, financial performance and prospects could be adversely affected if it is unable to adequately defend, pay or settle its accounts, including as a consequence of efforts to enforce existing or future judgments

     In May of 2000, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding subordinated guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. A judgment against the Company has been entered by a state district court, and that judgment is now on appeal. The Company does not believe the guaranty will be enforceable in accordance with its terms. Further, the Company, in consultation with its counsel, believes that it is not probable that any creditors of ITS may successfully assert and realize collection against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

     The  voting  was  as  follows  for  the  election  of  directors:

                            FOR       WITHHELD   ABSTAINING
                         ----------  ----------  ----------
     Larry H. Ramming    33,299,530   2,701,530          --
     Thomas L. Easley    33,423,985   2,577,075          --
     E.J. "Jed" DiPaolo  33,073,308   2,891,388          --
     Jerry Winchester    33,378,382   2,622,678          --
     Richard Anderson    33,421,888   2,542,788          --
     K. Kirk Krist       33,457,172   2,543,888          --
     Tracy Turner        33,227,072   2,773,988          --
     Brian Krause        33,247,172   2,753,888          --

     Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

     The voting was as follows for the increase of common stock of the Company to 125,000,000 shares:

             FOR      WITHHELD   ABSTAINING
          ----------  ---------  ----------
          32,036,575  3,565,698     398,787

     The proposal to increase the common stock of the Company was passed by the holders of more than a majority of the shares entitled to vote thereon.

     The voting was as follows for the repeal of the provisions of the Certificate of Incorporation that restrict the issuance of common stock and preferred stock to directors, officers and 10% or greater stockholders:

             FOR      WITHHELD   ABSTAINING  BROKER NON-VOTES
          ----------  ---------  ----------  ----------------
          21,042,238  3,880,471     889,699        10,188,652

     The proposal to repeal the provisions of the Certificate of Incorporation was passed by the holders of more than a majority of the shares entitled to vote thereon.

     The voting was as follows on approving the Company's 2000 Long-Term Incentive Plan:

             FOR      WITHHELD   ABSTAINING  BROKER NON-VOTES
          ----------  ---------  ----------  ----------------
          21,426,480  3,225,809   1,160,119        10,188,652

     The proposal to approve the 2000 Long-Term Incentive Plan was passed by the holders of more than a majority of the shares present, in person or by proxy, at the annual meeting.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock is listed on the AMEX under the symbol "WEL." The following table sets forth the high and low sales prices per share of the common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

                               HIGH AND LOW SALES PRICES

                                1999              2000
                          ----------------  ----------------
                           HIGH      LOW     HIGH      LOW
                          -------  -------  -------  -------
          First Quarter.  $2.8750  $1.7500  $1.8125  $0.3750
          Second Quarter   2.1875   1.1875   0.8125   0.5000
          Third Quarter.   1.2500   0.3750   1.0000   0.3750
          Fourth Quarter   0.7500   0.2500   0.8125   0.3125

     On March 29, 2001, the last reported sale price of the common stock as reported on AMEX was $ 0.72 per share.

     As of February 27, 2001, the Company's common stock was held by approximately 238 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name.

     The Company has not paid any cash dividends on its common stock to date. The Company's current policy is to retain earnings, if any, to provide funds for the operation and expansion of its business. The Company's credit facilities currently prohibit paying cash dividends. In addition, the Company is prohibited from paying cash dividends on its common stock before full dividends, including cumulative dividends, are paid to holders of the Company's preferred stock.

SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties, the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 shares from $5.00 per share to $1.25 per share and to lower the exercise price on 100,000 shares to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of its 10% Junior Redeemable Convertible Preferred Stock held by certain of such unaffiliated parties and issued a warrant to purchase 450,000 shares of common stock at an exercise price of $1.25 per share.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised.

     Subsequently, in connection with the Seventh Amendment to Loan Agreement dated as of December 29, 2000, Specialty Finance Fund agreed to convert $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon into 89,117 shares of the Company's Series H Cumulative Convertible Preferred Stock. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933. Specialty Finance Fund has the right to convert shares of the Series H Stock, and all accrued but unpaid dividends owing through the date of conversion, into shares of common stock. The number of shares of common stock to be issued on each share of Series H Stock is determined by dividing face value plus the amount of any accrued but unpaid dividends on the Series H Stock by 85% of the ninety day average of the high and low trading prices preceding the date of notice to the Company; provided, that the conversion shall not use a price of less than $0.75 per share and shall not be greater than $1.25 per share unless the conversion occurs between January 1, 2001 and December 31, 2002, when the price shall not be greater than $2.50 per share. If the Series H

Stock is converted into common stock, the Company will also be obligated to issue warrants providing the holders of the Series H Stock with the right for a three year period to acquire shares of common stock, at a price equal to the conversion price determined above, equivalent to ten percent (10%) of the number of shares into which the shares of Series H Stock are converted. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933.

     As more fully disclosed elsewhere herein, on August 24, 2000, the Company issued an aggregate of 3,000 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to its outside directors as reimbursement for expenses associated with their service as directors of the Company. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933 to existing directors of the Company.

     As more fully disclosed elsewhere herein, on August 24, 2000, the Company issued 1,500 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 150,000 shares at $0.75 per share to Larry Ramming, its Chief Executive Officer, relating to his employment. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933 to an existing officer and director of the Company.

     As more fully disclosed elsewhere herein, on February 15, 2000, the Company issued options to purchase an aggregate of 150,000 shares at $0.75 per share to each member of the board of directors (other than Tracy Turner) and Dewitt Edwards, Vice President and Secretary. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933 to existing officers and directors of the Company.

     On June 27, 2000, the Company issued 9,750 Shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of common stock at $0.75 per share to the Ramming Family Limited Partnership (the "Partnership"), of which Larry Ramming is a controlling person, in exchange for accrued obligations relating to renewals, modifications, points, and releases in connection with a loan to the Company in the original principal amount of $7,000,000. Additionally, the Company issued to the Partnership on June 27, 2000, a warrant to purchase 2,000,000 shares of common stock at $0.75 per share in satisfaction of its obligation to do so at the inception of the loan. This offering was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933.


ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth certain historical financial data of the Company for the fiscal year ended June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998, 1999 and 2000 which was derived from the Company's audited consolidated financial statements. In the opinion of management of the Company, the unaudited consolidated financial statements for the six months ended December 31, 1996 and the year ended December 31, 1997 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial data for such period. The results of operations for the six months ended December 31, 1996 and 1997 are not necessarily indicative of results for a full fiscal year. The decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a viable purchaser for ITS's operations; on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U.S. Bankruptcy Code. The results of operations of ITS are presented as discontinued operations in Selected Financial Data and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Baylor Company was sold in September of 2000 and the results of operations of Baylor are presented as discontinued operations in Selected Financial Data and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                 SIX  MONTHS  ENDED
                                 YEAR  ENDED         DECEMBER 31,                        YEARS ENDED DECEMBER 31,
                                   JUNE 30,   --------------------------  --------------------------------------------------------
                                    1997          1996          1997          1997          1998          1999           2000
                                ------------  ------------  ------------  ------------  ------------  -------------  -------------
                                              (UNAUDITED)                 (UNAUDITED)
INCOME STATEMENT DATA:
  Revenues . . . . . . . . . .  $ 2,564,000   $   743,000   $ 5,389,000   $ 7,154,000   $32,295,000   $ 33,095,000   $ 23,537,000
  Operating loss . . . . . . .      (68,000)     (397,000)     (432,000)     (360,000)   (1,202,000)   (19,984,000)   (11,390,000)
  Loss from continuing
    operations before
    extraordinary item . . . .     (156,000)     (411,000)     (565,000)     (374,000)   (3,562,000)   (26,468,000)   (22,732,000)
  Income (Loss) from
    discontinued  operations,
    net of income taxes. . . .            -             -             -             -       566,000     (4,648,000)     1,544,000
  Loss from sale of
    discontinued operations,
    net of income taxes. . . .            -             -             -             -             -              -     (2,555,000)
  Net loss before
     extraordinary item. . . .     (156,000)     (411,000)     (565,000)     (374,000)   (2,996,000)   (31,116,000)   (23,743,000)
  Extraordinary
     Item - Gain (loss) on
     debt extinguishment . . .            -             -      (193,000)     (193,000)            -              -      2,444,000
  Net loss . . . . . . . . . .     (156,000)     (411,000)     (758,000)     (567,000)   (2,996,000)   (31,116,000)   (21,299,000)
Net loss attributable to
 common shareholders . . . . .     (156,000)     (411,000)     (758,000)     (567,000)   (3,937,000)   (32,360,000)   (22,216,000)
BASIC AND DILUTED
 LOSS PER COMMON SHARE:
  Continuing Operations. . . .  $     (0.01)  $     (0.04)  $     (0.02)  $     (0.03)  $     (0.14)  $      (0.81)  $      (0.70)
                                ============  ============  ============  ============  ============  =============  =============
  Discontinued Operations. . .  $         -   $         -   $         -   $         -   $      0.02   $      (0.13)  $      (0.03)
                                ============  ============  ============  ============  ============  =============  =============
  Extraordinary Item . . . . .  $         -   $         -   $     (0.01)  $     (0.02)  $         -   $          -   $       0.07
                                ============  ============  ============  ============  ============  =============  =============
  Net Loss . . . . . . . . . .  $     (0.01)  $     (0.04)  $     (0.03)  $     (0.05)  $     (0.12)  $      (0.94)  $      (0.66)
                                ============  ============  ============  ============  ============  =============  =============
  Weighted average common
    Shares outstanding . . . .   12,191,000    11,500,000    23,864,000    12,136,000    31,753,000     34,352,000     33,809,000

                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                         1998            1999            2000
                                     -------------  --------------  --------------
BALANCE SHEET DATA:
  Total assets. . . . . . . . . . .  $  82,156,000  $  53,455,000   $  18,126,000
  Long-term debt and notes payable.     50,349,000     43,181,000      12,620,000
  Working capital (deficit) . . . .     48,625,000    (20,455,000)     (4,018,000)
  Shareholders' equity (deficit). .     20,236,000     (4,327,000)     (6,396,000)
  Common shares outstanding . . . .     33,044,000     35,244,000      31,692,000


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

     A summary of operating results for the fiscal years ended December 31, 1998, 1999 and 2000 are as follows:

                                                 YEARS  ENDED  DECEMBER  31
                                         ------------------------------------------
                                             1998          1999           2000
                                         ------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . .  $32,295,000   $ 33,095,000   $ 23,537,000
Costs and Expenses:
  Cost of Sales and Operating
      Expenses. . . . . . . . . . . . .   24,415,000     31,971,000     21,792,000
  Selling, General and
     Administrative . . . . . . . . . .    7,560,000     13,694,000      8,637,000
  Depreciation and
     Amortization . . . . . . . . . . .    1,522,000      2,907,000      2,665,000
  Write-down of long-lived assets . . .            -      4,507,000              -
  Loan guaranty charge. . . . . . . . .            -              -      1,833,000
  Operating Income (Loss) . . . . . . .   (1,202,000)   (19,984,000)   (11,390,000)
  Interest (expense) and other income,
    net . . . . . . . . . . . . . . . .   (2,241,000)    (6,402,000)   (11,277,000)
  Income Tax Expense. . . . . . . . . .     (119,000)       (82,000)       (65,000)
Loss from Continuing Operations
before Extraordinary Item    .. . . . .   (3,562,000)   (26,468,000)   (22,732,000)
Income (Loss) from Discontinued
   Operations, net of income taxes. . .      566,000     (4,648,000)     1,544,000
Loss from Sale of Discontinued
  Operation net of income tax   . . . .            -              -     (2,555,000)
Gain on Extraordinary Item. . . . . . .            -              -      2,444,000
   Net Loss . . . . . . . . . . . . . .   (2,996,000)   (31,116,000)   (21,299,000)

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. In prior year reports, the risk management business unit of IWC Services, which encompasses the WELLSURE(R) Program, and ITS were included under a business segment, Programs and Services. As a result of the December 1999 decision to sell or in the alternative discontinue ITS business operations, an assessment has been made that the Company's risk management programs previously included in Programs and Services are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented.

                                                YEARS ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1998           1999           2000
                                       ------------  -------------  -------------
REVENUES
  Emergency Response and Restoration.  $28,999,000   $ 28,418,000   $ 22,236,000
  Manufacturing and Distribution. . .    3,296,000      4,677,000      1,301,000
                                       ------------  -------------  -------------
                                        32,295,000     33,095,000     23,537,000
                                       ============  =============  =============
COST OF SALES AND OPERATING EXPENSES
  Emergency Response and Restoration.   21,599,000     27,509,000     20,244,000
  Manufacturing and Distribution. . .    2,816,000      4,462,000      1,548,000
                                       ------------  -------------  -------------
                                        24,415,000     31,971,000     21,792,000
                                       ============  =============  =============
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES  (1)
  Emergency Response and Restoration.    7,289,000     11,858,000      8,160,000
  Manufacturing and Distribution. . .      271,000      1,836,000        477,000
                                       ------------  -------------  -------------
                                         7,560,000     13,694,000      8,637,000
                                       ============  =============  =============
DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration.    1,402,000      2,780,000      2,665,000
  Manufacturing and Distribution. . .      120,000        127,000              -
                                       ------------  -------------  -------------
                                         1,522,000      2,907,000      2,665,000
                                       ============  =============  =============
OPERATING INCOME
  Emergency Response and Restoration.   (1,291,000)   (17,296,000)   (10,667,000)
  Manufacturing and Distribution. . .       89,000     (2,688,000)      (723,000)
                                       ------------  -------------  -------------
                                        (1,202,000)   (19,984,000)   (11,390,000)
                                       ============  =============  =============

     (1) Selling, General and Administrative and Corporate expenses have been allocated pro rata among segments using relative revenues for the basis.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1999

     As a result of the acquisition program carried out during 1998, the Company's business expanded from principally a well control and firefighting company into two principal business segments: emergency response and restoration and manufacturing and distribution.

     The net decrease in Emergency Response and Restoration revenues of $581,000 from 1998 to 1999 resulted from higher revenues in Well Control operations and risk management of $1,207,000 for 1999 compared to 1998; offset by lower revenues in Special Services hazardous materials operations of $1,670,000 in 1999. Well Control revenues for 1999 were higher than 1998 primarily as the result of a 1999 well control project in which the Company served as the lead contractor with a larger revenue base for rebilled subcontractor costs. A significant part of 1999 risk management revenues resulted from two WELLSURE(R) events during May and June 1999 where the Company served as lead contractor on the projects. There is a period effect in 1999 of $288,000 in revenues of the Special Services Hazardous Materials Unit which was acquired February 20, 1998. However, this effect was more than offset by a net decrease in revenues for 1999 compared to the 1998 period of $1,870,000 due to substantially lower activity in emergency response out calls and the effect of a large ship fire project of $1,036,000 in 1998.

     The net increase in Manufacturing and Distribution revenues of $1,379,000 from 1998 compared to 1999 is primarily the result of increased sales by ABASCO during the 1999 resulting from second and third quarter 1999 international sales and sales of industrial fire fighting equipment, foam and supplies.

 Cost  of  Sales  and  Operating  Expenses

     The net increase in Emergency Response and Restoration cost of sales and operating expenses of $5,910,000 from 1998 to 1999 is the result of increased operating costs of Well Control operations and risk management, and the Special Services hazardous materials unit acquired February 20, 1998. Of this increase in operating expenses, approximately $4,900,000 is attributable to third party subcontractor costs associated with a well control project during the second quarter of 1999 in which the Company served as lead contractor and approximately $1,400,000 is attributable to risk management direct costs for two WELLSURE(R) events during May and June 1999 where the Company served as lead contractor on the projects. The balance of the increase is primarily due to a net increase in the number of Special Services of field office locations in 1999 compared to 1998 together with above average third party subcontractor costs incurred during the second quarter of 1999 on certain lower margin petrochemical and refinery maintenance contracts.

     The net increase in Manufacturing and Distribution cost of sales and operating expenses of $1,646,000 from 1998 to 1999 is primarily the result of additional costs of sales associated with increased second quarter 1999 ABASCO sales of firefighting equipment, foam and supplies. Also included in ABASCO costs of sales is an impairment provision of $613,000 to reduce the carrying value of inventories to estimated net realizable values.

Selling, General and Administrative Expenses

     The net increase in Emergency Response and Restoration selling, general and administrative expenses of $4,569,000 from 1998 to 1999 reflects the allocation to additional business units in 1999 of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support the expanded scope of operations, new risk management and WELLSURE(R) systems and procedures, lead contractor for emergency restoration capabilities and marketing and advertising programs to increase market share. Also reflected in 1999 are initial results from cost curtailment initiatives initiated during the third quarter of 1999.

     The net increase in Manufacturing and Distribution selling, general and administrative expenses of $1,565,000 from the 1998 to 1999 period is primarily the result of allocation of an increased overhead base for additional corporate investments in personnel, systems and infrastructure necessary to support an expanded scope of operations.

     Included in selling, general and administrative expenses for 1999 are $1,076,000 of non-recurring charges resulting from the write-off of costs associated with acquisition screening and cancelled financing projects and estimated lease abandonment costs; $1,197,000 in additional allowances for bad debts; and $659,000 in accruals for legal and audit fees.

Depreciation  and  Amortization

     The net increase in Emergency Response and Restoration depreciation and amortization of $1,378,000 from 1998 to 1999 is the result of an increased depreciable asset base for Well Control and Boots & Coots Special Services.

     The net increase in Manufacturing and Distribution depreciation and amortization of $7,000 from 1998 to 1999 is primarily due to capital expenditures in 1998 and the early part of 1999.

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

Other

     Other expense (primarily interest expense) of $3,933,000 for 1998 increased to $6,402,000 for 1999. The increase is primarily due to interest expense on increased debt levels incurred for business acquisitions and higher debt financing expenses associated with the interim restructuring of the Company's senior secured credit facility.

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

     Operating results of Baylor, acquired as of July 23, 1998, are presented as discontinued operations for the years ended December 31, 1998 and 1999.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 2000

Revenues

     Emergency Response and Restoration revenues were $22,236,000 for the year ended December 31, 2000, compared to $28,418,000 for the year ended December 31, 1999, a decrease of $6,182,000 (22%) in the current year. The reduction included a $3,900,000 decrease in revenues from the Company's well control operations, the timing of which is largely unpredictable. The prior year period included a large well control project in which the Company acted as general contractor. Revenues from the Special Services hazardous materials remediation operation decreased by $5,400,000 primarily as a result of difficulties in securing adequate subcontracting resources because of the Company's liquidity constraints.

     Manufacturing and Distribution revenues were $1,301,000 for the year ended December 31, 2000, representing a decrease of $3,376,000 (72%) compared to the prior year. The decline in revenues resulted from sharply lower sales at ABASCO due to a continuing decline in international sales and lack of significant orders for fire and protective equipment packages.

Cost  of  Sales  and  Operating  Expenses

     Emergency Response and Restoration Cost of Sales and Operating Expenses declined by $7,265,000 for the year ended December 31, 2000, a decrease of 26% in comparison to last year. This decrease is the result of lower sales and the result of the Company's initiatives targeted at reducing operational overhead. As a percentage, Cost of Sales and Operating Expenses declined more than the corresponding segment revenues, resulting in an improved contribution margin for Emergency Response and Restoration; a 3.2% contribution margin versus an 9% contribution margin for the years ended December 31, 1999 and December 31, 2000, respectively.

     The decrease in Manufacturing and Distribution Cost of Sales and Operating Expenses of $2,914,000 (65%) for the year ended December 31, 2000, is directly related to the continuing decline in international revenues, and the associated related costs, and lack of significant orders for fire and protective equipment packages. This improvement reflects the result of the Company's initiatives targeted at reducing operational overhead.

Selling,  General  And  Administrative  Expenses

     Selling, General and Administrative Expenses for the Emergency Response and Restoration segment were $8,160,000 for the year ended December 31, 2000, compared to $11,858,000 for the year ended December 31, 1999, a decrease of $3,698,000 (31%) from the prior year. Selling, General and Administrative Expenses were reduced in response to 1999 cost reduction initiatives primarily in Boots & Coots Special Services.

     The decrease in Manufacturing and Distribution Selling, General and Administrative Expenses of $1,359,000 (74%) for the year ended December 31, 2000, compared to the year ended December 31, 1999, is primarily the result of management's cost reduction initiatives at ABASCO.

Depreciation  and  Amortization

     The net decrease in Emergency Response and Restoration depreciation and amortization of $115,000 from 1999 to 2000 is the result of an increased depreciable asset base for Well Control and Boots & Coots Special Services.

     The net decrease in Manufacturing and Distribution depreciation and amortization of $127,000 from 1999 to 2000 is primarily due to the 1999 write down of Property Plant and Equipment to net realizable value.

Interest  Expense  and  Other,  Including  Finance  Cost

     Interest expense for the year ended December 31, 2000 was $7,454,000 compared to $6,184,000 in the prior year. The increase of $1,270,000 in interest expense is primarily due to the additional senior debt incurred during the year.

     Other expense, including financing cost, includes $1,060,000 in expenses relating to warrants issued to the participation interest and advisory services associated therewith. Other expense also includes approximately $3,886,000 in legal settlements and other financing related costs.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Commission.

     The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Industry conditions improved in 2000, however the Company's upstream and downstream customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services is impacted by the number and size of projects available as changes in oil and gas exploration and production activities change customers' forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Oil and gas prices have significantly improved since the downturn in 1998. While these price improvements have brought the company increases in the frequency of high risk work and in the volume of prevention related projects, the Company's well control business has not yet benefited to a meaningful degree from an increase in the volume of critical events. Historically, the well control business has provided the Company with the opportunity for highly profitable operating activities. However, the timing of critical events is unpredictable and they occur in irregular patterns. Consequently, the Company's financial performance has been subject to significant fluctuations.

     As a result of the relatively low incidences of critical events over the last two years and the resultant negative effect on the Company's financial position, the Company's management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating and discontinuing certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's initial efforts to rationalize its operations commenced in the first quarter of 1999. Through 1999 and continuing through 2000, the results of these efforts were not sufficient to prevent significant operating losses.

     The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. This has hampered the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct operations in an effective or efficient manner. Moreover, throughout most of fiscal 2000, the Company was in default under its senior secured debt agreement and its subordinated debt agreement.

     To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender.

     On October 24, 2000, the Company announced that it had reached agreement in principal with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company paying: (i) 12,000,000 cash, (ii) $7,200,000 of new subordinated debt, (iii) 5,000,000 face value of Senior Preferred Stock ($2,850,000 fair value) and (iv) $8,000,000 face value of Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's Common Stock for $0.625 per share and the Company agreed to re-price the existing Common Stock purchase warrants held by Prudential to $0.625 per share. The Company has the right to repurchase, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for agreed periods of time.

     The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions Statement of Financial Accounting Standards (SFAS) No. 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the subordinated note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt in excess of face value represents the accrual of future interest expense due on the face value of the subordinated note to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain.

     The new financing obtained during the year from Specialty Finance Fund I, LLC, and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common shareholders. This could adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     As of December 31, 2000, the Company's current assets totaled approximately $7,984,000 and current liabilities were $12,002,000, resulting in a working capital deficit of approximately $4,018,000. However, the Company's highly liquid current assets, represented by cash of $1,416,000 and receivables of $5,620,000, were collectively $4,966,000 less than the amount required to settle current liabilities. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent any new sources of financing, or if the Company does not significantly improve its operating performance, the Company may not have sufficient funds to meet its current obligations over the next twelve months and may be required to dispose of additional assets or operations outside of the normal course of business in order to satisfy current obligations

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company experienced recurring losses from operations during 1998, 1999 and 2000. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RECENT  ACCOUNTING  STANDARDS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective January 1, 2001. Adoption in January 2001 did not have a material impact on the financial statements of the Company.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this guidance.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in his report. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the information set forth from time to time in the Company's reports on Forms 10-Q and 8-K, and its Annual Report to Stockholders.

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

     The Company estimates that if prevailing market interest rates had been ten percent higher throughout 1998, 1999 and 2000, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $83,000, $160,000 and $122,000 in 1998, 1999 and 2000. With
respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 1998, 1999 and 2000, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1,684,000, $1,568,000 and $247,000 at December 31, 1998, 1999 and 2000, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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


 NAME                AGE                        POSITION
-------------------  ---  ----------------------------------------------------
Larry H. Ramming. .   54  Chairman of the Board of Directors
                            Chief Executive Officer and Chief Financial Officer
Brian Krause. . . .   45  Director
                            Vice President of Boots & Coots Services
K. Kirk Krist . . .   43  Director

Jerry L. Winchester   42  Director
                            President and Chief Operating Officer
Dewitt H. Edwards .   42  Corporate Secretary - Executive Vice President

Thomas L. Easley. .   56  Director  (Vice President & Chief Financial Officer
                            Through February 7, 2000)
E. J. DiPaolo . . .   48  Director

W. Richard Anderson   48  Director

Tracy Turner. . . .   40  Director


BIOGRAPHIES  OF  EXECUTIVE  OFFICERS  AND  DIRECTORS

     Larry H. Ramming has served as the Chairman of the Board and Chief Executive Officer of the Company since the acquisition of IWC Services, Inc. by the Company on July 29, 1997. Mr. Ramming serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. Previously Mr. Ramming was actively involved in mortgage banking and the packaging and resale of mortgage notes, consumer loans and other debt instruments for over 15 years. In addition, Mr. Ramming has been an active venture capital investor.

     Brian Krause has served as a director of the Company since the acquisition of IWC Services (Well Control Business Unit) by the Company on July 29, 1997. Mr. Krause serves as a Class III Director for a three-year term that will expire on the date of the third annual meeting after the annual meeting of stockholders held in calendar year 2000. Mr. Krause brings over 19 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

     K. Kirk Krist has served as a director since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist serves as a Class III Director for a three-year term that will expire on the date of the third annual meeting after the annual meeting of stockholders held in calendar year 2000. Mr. Krist also serves on the Audit and Compensation Committees. Mr. Krist has been a self-employed oil and gas investor and venture capitalist since 1982.

     Jerry L. Winchester has served as a director since July 1997. Mr. Winchester serves as a Class II Director for a two-year term that will expire on the date of the second annual meeting after the annual meeting of stockholders held in calendar year 2000. Mr. Winchester also serves on the Compensation Committee. Mr. Winchester has served as President and Chief Operating Officer of the Company since November 1, 1998. Before assuming these positions, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services.

     Dewitt H. Edwards has served as Executive Vice President of the Company since September 1, 1998 and has served as Corporate Secretary since April 2000. Before assuming these positions, Mr. Edwards served in progressive positions of responsibilities with Halliburton Energy Services from 1979 to 1998, most recently as Operations Manager - North American Region Resources Management.

     Thomas L. Easley served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 through February 7, 2000, at which time he resigned to pursue another business activity. Mr. Easley has served as a director since March 25, 1998. Mr. Easley serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President, Finance of Huthnance International, Inc., a closely held offshore oil and gas drilling contractor. Since February 7, 2000, Mr. Easley has served as Executive Vice President-Finance & Administration of Grant Geophysical, Inc., a closely-held seismic data acquisition and processing company.

     E. J. "Jed" DiPaolo has served as a director since May 1999. Mr. DiPaolo serves as a Class I Director for a term that will expire on the date of the next annual meeting of stockholders. Mr. DiPaolo also serves on the Audit Committee. Mr. DiPaolo is Senior Vice President, Global Business Development of Halliburton Energy Services, having responsibility for all worldwide business development activities. Mr. DiPaolo has been employed at Halliburton Energy Services since 1976 in progressive positions of responsibility.

     W. Richard Anderson has served as a director since August 1999. Mr. Anderson serves as a Class II Director for a two-year term that will expire on the date of the second annual meeting after the annual meeting of stockholders held in calendar year 2000. Mr. Anderson also serves on the Audit Committee. Mr. Anderson is the President, Chief Financial officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

     Tracy Scott Turner has served as a director since November 2000. Mr. Turner serves as a Class II Director for a two-year term that will expire on the date of the second annual meeting after the annual meeting of stockholders held in calendar year 2000. Mr. Turner is also currently a principal at Geneva Associates, L.L.C., a merchant bank. In addition, Mr. Turner is the founding principal of Interra Ventures, L.L.C., a merchant bank which focuses on telecommunications and energy related investments. From 1993 to 1996, Mr. Turner served as a Senior Vice President of the Private Placement Group for ABN AMRO Bank. From 1986 to 1993, he was a Managing Director in the Private Placement Group for Canadian Imperial Bank of Commerce. Mr. Turner has an investment in and sits on the board of directors of Rio Bravo Exploration and Production. He also currently sits on the board of directors of Vertaport, Inc., Early Warning Corporation and Clean Air Research and Environmental and is a principal of Turner Land and Cattle Company and Southern Capital Partners, L.L.C. Mr. Turner is a managing member of Specialty Finance Fund I, L.L.C.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of the Forms 3, 4, and 5 presented to it, the Company believes that the following individuals have failed to file the following reports on a timely basis.

     Each member of the board of directors, other than Tracy S. Turner, has failed to file a Form 4 reporting the issuance by the Company of options to purchase 150,000 shares of common stock at $0.75 per share, as discussed elsewhere herein.

     Each non-employee director of the Company, other than Tracy S. Turner, has failed to file a Form 4 reporting the issuance by the Company of 750 shares of Series C Preferred Stock, convertible into 100,000 shares of common stock at $0.75 per share, and related warrants to purchase 75,000 shares of common stock at $0.75 per share.

     Larry H. Ramming has failed to file Forms 4 reporting the issuance of an aggregate of 1,650,000 options to purchase common stock at $0.75 per share, warrants to purchase 300,000 of shares common stock at $0.75, and 3,000 shares of Series C Preferred Stock, convertible into 400,000 shares of common stock at $0.75 per share, issued in connection with his employment; and warrants to purchase an aggregate of 2,825,000 shares of common stock at $0.75 per share and 8,250 shares of Series C Preferred Stock, convertible into 1,100,000 shares of common stock at $0.75 per share, issued to the Ramming Family Limited Partnership, of which he is a controlling person, in connection with a loan to the Company.

     Jerry Winchester has failed to file Forms 4 reporting the issuance of options to purchase an aggregate of 1,385,000 shares of common stock at $0.75 per share issued in connection with his employment.

     Dewitt Edwards has failed to file Forms 4 reporting the issuance of options to purchase an aggregate of 408,000 shares of common stock at $0.75 per share issued in connection with his employment.

     Brian Krause has failed to file Forms 4 reporting the issuance of options to purchase an aggregate of 75,000 shares of common stock at $0.75 per share issued in connection with his employment and warrants to purchase 41,700 shares of common stock at $0.75 per share in exchange for certain expenses of the Company paid by him.


ITEM  11.  EXECUTIVE  COMPENSATION.

     The Summary Compensation Table below sets forth the cash and non-cash compensation information for the years ended December 31, 1998, 1999, and 2000 for the Chief Executive Officer and the two other executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the years then ended.

                                            SUMMARY COMPENSATION TABLE

                                   Annual Compensation               Long-Term Compensation
                              ------------------------------  ----------------------------------
                                                                     Awards              Payouts
                                                              -------------------------  -------
                                                     Other                  Securities
       Name                                          Annual   Restricted    Underlying             All Other
        And                                          Compen      Stock       Options/      LTIP     Compen-
     Principal                 Salary     Bonus     -sation    Award(s)        SARs      Payouts     sation
      Postion           Year    ($)        ($)        ($)         ($)          (#)         ($)        ($)
----------------------  ----  --------  ----------  --------  -----------  ------------  --------  ----------
Larry H. Ramming        2000   298,125  174,402(1)                         1,200,000(2)            174,402(5)
  Chairman, Chief       1999   280,624
  Executive Officer     1998   287,000
  and Chief
  Financial Officer
----------------------  ----  --------  ----------  --------  -----------  ------------  --------  ----------
Jerry Winchester        2000   262,000                                       418,000(3)              3,109(6)
  President             1999   262,000
                        1998    43,666
----------------------  ----  --------  ----------  --------  -----------  ------------  --------  ----------
Dewitt H. Edwards       2000   170,333                                       408,000(4)              3,109(6)
  Executive Vice        1999   162,000
  President             1998    54,000
----------------------  ----  --------  ----------  --------  -----------  ------------  --------  ----------

(1) Represents the fair market value of 1,500 shares of Series C Preferred Stock of the Company and a warrant to purchase 150,000 shares of common stock at $0.75 per share issued for performance during 1999 and 2000. The fair market value was determined to be the face value for each share of Series C Preferred Stock ($100). A Black-Scholes model using the assumptions as set forth in Note I to the Financial Statements included herein was used to determine the fair market value of the warrants.
(2) Excludes reissuance of option to purchase 900,000 shares of common stock in exchange for option to purchase 750,000 shares of common stock. See "Ten Year Option/SAR Repricing Table."
(3) Excludes reissuance of option to purchase 1,080,000 shares of common stock in exchange for option to purchase 1,000,000 shares of common stock. See "Ten Year Option/SAR Repricing Table."
(4) Excludes reissuance of option to purchase 108,000 shares of common stock in exchange for option to purchase 100,000 shares of common stock. See "Ten Year Option/SAR Repricing Table."
(5) Represents the fair market value of 1,500 shares of Series C Preferred Stock of the Company and a warrant to purchase 150,000 shares of common stock at $0.75 per share issued in satisfaction of certain benefit obligations under Mr. Ramming's employment agreement. Also includes a $109 term life insurance premium payment. The fair market value on the date of grant was determined as set forth in Note (1).
(6) Employer matching contribution to 401(k) plan account of $3,000 and $109 term life insurance premium payment.

     The following table sets forth additional information with respect to stock options granted in 2000 to the named Executive Officers.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                ---------------------------------
                                                                                        Individual Grants
-----------------------------------------------------------------------------         Potential Realizable
                                   Percent of                                           Value at Assumed
                                      Total                                        Annual Rates of Stock Price
                      Number of     Options/               Market                Appreciation for Option Term(8)
                      Securities      SARs       Exer-     Price                ---------------------------------
                      Underlying   Granted to   cise or   at Date                                     Grant Date
                       Options/     Employees     Base       of                                          Value
                         SARs       in Fiscal    Price     Grant     Expira-       5%        10%          0%
      Name             Granted        Year        ($)       ($)     tion Date     ($)        ($)          ($)
-------------------  ------------  -----------  --------  --------  ----------  --------  ----------  -----------
Larry H. Ramming(1)    900,000(2)                   0.75      0.50    5/03/09    23,099     386,076     (225,000)
                       750,000(3)          35%      0.75      1.25  2/15/10(5)  964,589   1,869,134    375,000(9)
                         150,000                    0.75      1.25    2/15/10   192,918     373,827       75,000
                         150,000                    0.75      0.50    6/27/05   (17,069)     (2,154)     (37,500)
                         150,000                    0.75     0.625    8/24/05     1,163      19,808      (18,750)
-------------------  ------------  -----------  --------  --------  ----------  --------  ----------  -----------
Jerry Winchester     1,080,000(2)                   0.75      0.50    9/09/08   (50,166)    242,307     (270,000)
                       250,000(3)          26%      0.75      1.25  2/15/10(6)  321,529     623,045    125,000(9)
                         150,000                    0.75      1.25    2/15/10   192,918     373,827       75,000
                          55,000                    0.75      0.50    4/25/05    (6,259)       (790)     (13,750)
                        18,000(4)                   0.75      0.50    4/25/05    (2,048)       (322)      (4,500)
-------------------  ------------  -----------  --------  --------  ----------  --------  ----------  -----------
Dewitt H. Edwards      108,000(2)           7%      0.75      0.50    8/21/08    (5,016)     24,131      (27,000)
                       150,000(3)                   0.75      1.25  2/15/10(7)  192,918     373,827     75,000(9)
                         150,000                    0.75      1.25    2/15/10   192,918     373,827       75,000
-------------------  ------------  -----------  --------  --------  ----------  --------  ----------  -----------

(1) Table does not include grants of 3,000 shares of preferred stock to Mr. Ramming, such shares being convertible into approximately 400,000 shares of common stock as of the date hereof.
(2) Reissuance for surrender of option in exchange for the Company's promise to reissue an option for 120% of the number of vested shares underlying the surrendered option upon an increase in the authorized shares of common stock of the Company.
(3)  Issued  pursuant  to  terms  of  employment  agreement.
(4) Reissuance for surrender of option received as outside director in 1997 in exchange for the Company's promise to reissue an option for 120% of the number of vested shares underlying the surrendered option upon an increase in the authorized shares of common stock of the Company.
(5) Expires on the earlier of the ten year anniversary date of issuance February 15, 2010, 30 days after termination of employment by reason of death or disability, the date of termination of employment for cause, or 30 days after termination for any other reason. Vests in increments of 150,000 shares annually.
(6) Expires on the earlier of the ten year anniversary date of issuance February 15, 2010, 30 days after termination of employment by reason of death or disability, the date of termination of employment for cause, or 30 days after termination for any other reason. Vests in increments of 50,000 shares annually.
(7) Expires on the earlier of the ten year anniversary date of issuance February 15, 2010, 30 days after termination of employment by reason of death or disability, the date of termination of employment for cause, or 30 days after termination for any other reason. Vests in increments of 30,000 shares annually.
(8) The assumed values result from the indicated rates of stock price appreciation starting from the market price on the date of grant and continuing for the duration of the option, subject to any vesting schedule. The actual value of the option grants is dependent on future performance of the common stock. There is no assurance that the values reflected in this table will be achieved. The Company did not use an alternative formula for a grant date valuation, as it is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.
(9) Option is subject to an annual vesting schedule and was not exercisable for any shares of common stock on the date of grant.

     In May 2000, Messrs. Ramming, Winchester and Edwards agreed to surrender options issued to them pursuant to the terms of their employment agreements in exchange for a promise by the Company to reissue options on the same terms when shares became available to do so. Additionally, the Company promised that the new options would be issued for 120% of the surrendered option shares and would be issued at the market price on the date of surrender. The following table reflects the terms of this reissuance.

                                      TEN-YEAR OPTION/SAR REPRICINGS


                                     Number of                                                 Length of
                                     Securities       Market                                    Original
                                     Underlying      Price of        Exercise                    Option
                                      Options/       Stock at        Price at                     Term
                                        SARs         Time of         Time of         New       Remaining
                                    Repriced or    Repricing or    Repricing or    Exercise    at Date of
                                      Amended       Amendment       Amendment       Price     Repricing or
     Name                   Date        (#)            ($)             ($)           ($)       Amendment
-------------------------  -------  ------------  --------------  --------------  ----------  ------------
Larry H. Ramming           4/17/00       900,000  $         0.50  $         1.55  $     0.75       9 years
  Chairman, Chief
  Executive Officer and
  Chief Financial Officer
-------------------------  -------  ------------  --------------  --------------  ----------  ------------
Jerry Winchester           4/17/00     1,080,000             .50            1.91         .75       8 years
  President
-------------------------  -------  ------------  --------------  --------------  ----------  ------------
Dewitt H. Edwards          4/17/00       108,000             .50            3.29         .75       8 years
  Executive Vice
  President
-------------------------  -------  ------------  --------------  --------------  ----------  ------------


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     In the period covered by this report, none of the Company's executive officers served as a board member or member of a compensation committee or similar body for another company that had an executive officer serving as a member of the Company's Board of Directors or compensation committee.

     Compensation of Directors. Directors who are employees of the Company do not generally receive a retainer or fees for service on the board or any committees. Directors who are not employees of the Company receive a fee of $1,000 for attendance at each meeting of the Board or special committee meeting. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or committees and for other reasonable expenses related to the performance of their duties as directors. In addition, pursuant to the 1997 Non-Employee Directors' Stock Option Plan, each non-employee director on the date of his or her election to the Board of Directors automatically will be granted a stock option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 15,000 shares of common stock for each year the non-employee director serves on the Board.

     Compensation Committee Reports. The Company's compensation committee is comprised of two or more persons appointed from time to time by, and serving at the discretion of, the Board of Directors. During 2000, the committee consisted of Messrs. Krist and Winchester, with Mr. Turner joining late in the year. The compensation committee, which is chaired by Mr. Krist, administers the Company's stock option plans, and in this capacity makes all option grants or awards to employees, including executive officers, under the plans. In addition, the compensation committee is responsible for making recommendations to the Board of Directors with respect to the compensation of the Company's chief executive officer and its other executive officers and for establishing compensation and employee benefit policies. During 2000, the compensation committee held 5 meetings.

     The objectives of the compensation committee in determining executive compensation are to retain and reward qualified individuals serving as our executive officers. To achieve these objectives, the committee relies primarily on salary, annual bonuses (awardable either in stock or cash) and awards under the Company's various stock option plans. In making its decisions, the committee takes into account the conditions within our industry, our income statement and cash flow and the attainment of any designated business objectives. Individual performances are also reviewed, taking into account the individual's responsibilities, experience and potential, his or her period of service and current salary and the individual's compensation level as compared to similar positions at other companies. The committee's evaluation of these considerations is, for the most part, subjective and, to date, it has not established any specific written compensation plans or formulas pursuant to which the executive officers' annual compensation is determined.

     Beginning in 1999 and continuing through 2000, the board of directors initiated efforts to alleviate the Company's liquidity problems and to improve its overall capital structure by endeavoring to restructure the Company's debt and equity positions. The program involved a series of steps designed to raise new operating capital, sell assets of certain subsidiaries, retire and modify the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity. The Board agreed that the implementation of this program would require additional time, effort and responsibility from the Company's executive officers and its Board of Directors. Additionally, the Board recognized that, due to the scope of the challenges faced by the Company with its current debt and liquidity problems, and the high probability that the Company might not be successful in its reorganization efforts, the board as a whole, the Chief Executive Officer and the Company's executive management faced increased risk and liabilities in the event of failure. The board of directors instructed the compensation committee to review and determine, in light of this program and the increased risks incurred, the most effective means in which to compensate and provide incentives for the board as a whole, the Chief Executive Officer, the Company's executive management and it's non-employee outside directors.

     In July 2000, the compensation committee agreed that in lieu of cash relating to outside directors' compensation of $1000.00 per meeting and to incentivize Board members and management in connection with the effort required and increased liabilities incurred in connection with the initiatives of the restructuring plan, that compensation for these items be accomplished through the issuance of Series C Cumulative Convertible Junior Preferred Stock and associated warrants to the Company's non-employee directors, and that for leading the initiative of the restructuring program that the Chief Executive Officer, Larry H. Ramming, also be issued Series C Cumulative Convertible Junior Preferred Stock and associated warrants, and, finally, that each member of the Board be issued an option to purchase common stock of the Company. This compensation method was ultimately adopted and resulted in the issuance of 750 shares of Series C Cumulative Convertible Junior Preferred Stock and warrants to purchase 75,000 shares of common stock at $0.75 per share to K. Kirk Krist, E.
J. "Jed" DiPaolo, William R. Anderson and Thomas Easley, 1,500 shares of Series C Cumulative Convertible Junior Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock at $0.75 per share to Larry H. Ramming, and an option to purchase 150,000 shares of common stock at $0.75 per share to each of K. Kirk Krist, E. J. "Jed" DiPaolo, William R. Anderson, Thomas Easley, Larry
H. Ramming, Jerry Winchester and Dewitt H. Edwards, in recognition of the additional duties required of him in his capacity of Secretary to the Company and the Board of Directors.

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

     In May 2000, the directors agreed to the cancellation of their options in order to provide additional available shares of common stock for warrants to be issued in connection with additional financing. The Company agreed to reissue such options in the future, plus a twenty percent premium to the number of option shares at then current market prices subject to availability of authorized and issued or committed common shares.



EMPLOYMENT  ARRANGEMENTS

       Mr. Ramming, the Company's Chairman and Chief Executive Officer, through 1997 was actively involved in a number of independent business activities and through such date did not devote his full time to the affairs of the Company.

Mr. Ramming executed effective as of August 1, 1997, a one year employment agreement with the Company which allowed for his outside activities provided that he devoted such time to the Company's affairs as was reasonably necessary for the performance of his duties, with such activities not to be competitive with the Company's business and not to materially adversely affect his performance as an officer and director of the Company. Through December 31, 1997 Mr. Ramming's employment arrangement provided for an annual salary of $125,000 and an annual automobile allowance of $12,000. Effective January 1,1998, Mr. Ramming agreed to prospectively curtail all material outside business activities and under this interim employment arrangement, his annual salary was increased to $275,000. A five-year contract, effective April 1, 1999, was entered into with Mr. Ramming, which provided for an annual salary of $300,000 and an annual automobile allowance of $18,000. In August 1999, as a result of the Company's financial condition, Mr. Ramming voluntarily agreed to a deferral of payment of 25% of his monthly salary and vehicle allowance. Such deferral continued though May 2000. In connection with the employment contract entered in 1999, Mr. Ramming was granted an option to purchase up to 750,000 shares of the Company's common stock at a per share price of $1.55 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). The options vest ratably over five years at the anniversary date of the employment contract, conditioned upon continued employment at the time of each vesting and subject to immediate vesting based upon change of control which occurred.

      In May 2000, Mr. Ramming agreed to the cancellation of this option to provide additional available shares of common stock for warrants to be issued in connection with additional financings. The Company agreed to reissue to Mr. Ramming such option in the future, plus a twenty percent premium in the number of option shares at then current market prices subject to availability of authorized and unissued or committed common shares.

       Mr. Winchester serves as President and Chief Operating Officer of the Company. Mr. Winchester's employment agreement, which was effective as of November 1, 1998, provides for an annual salary of $250,000 and an annual automobile allowance of $12,000. In addition, Mr. Winchester was granted an option to purchase up to 1,000,000 shares of common stock of the Company at a per share price of $1.91 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). 200,000 of such options vested upon execution of this contract. The balance vests at the rate of 200,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. In May 2000, Mr. Winchester agreed to the cancellation of this option in order to provide additional available shares of common stock for warrants to be issued in connection with additional financings. The Company agreed to reissue to Mr. Winchester such option in the future, plus a twenty percent premium in the number of option shares at the current market prices subject to availability of authorized and unissued or committed common stock.

       Mr. Edwards serves as Executive Vice President of the Company. Mr. Edwards' employment agreement, which was effective as of September 1, 1998, provides for an annual salary of $150,000 and an annual automobile allowance of $12,000. In addition, Mr. Edwards was granted an option to purchase up to 100,000 shares of common stock of the Company at a per share price of $3.29 (85% of the last bid price of such common stock on the American Stock Exchange immediately preceding the contract effectiveness date). 20,000 of such options vested upon execution of this contract. The balance vests at the rate of 20,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. In May 2000, Mr. Edwards agreed to the cancellation of this option in order to provide additional available shares of Common Stock for warrants to be issued in connection with additional financings. The Company agreed to reissue to Mr. Edwards such option in the future, plus a twenty percent premium in the number of option shares at then current market prices subject to availability of authorized and unissued or committed common shares.

     The following graph compares the Company's total stockholder return on its common stock for the years ended December 31, 1997, 1998, 1999 and 2000 with the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy Composite Index over the same period.



                                [GRAPHIC OMITED]


                                                12/97   12/98   12/99   12/00
                                                ------  ------  ------  ------
Boots & Coots International Well Control, Inc.  100.00   77.40   11.29   12.90
S&P 500 Index                                   100.00  128.60  153.67  138.18
S&P Energy Composite Index                      100.00  100.50  118.40  137.06

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth, as of February 26, 2001, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

           NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
           BENEFICIAL OWNER(1)                    BENEFICIAL OWNERSHIP   PERCENT OF CLASS
------------------------------------------------  ---------------------  -----------------
Larry H. Ramming                                      6,343,467 (2)                  13.8%
Brian Krause                                            266,700 (3)                      *
Jerry L. Winchester                                   1,372,000 (4)                   3.3%
K. Kirk Krist                                           962,832 (5)                   2.4%
Thomas L. Easley                                        265,000 (6)                     *
Dewitt H. Edwards                                       408,000 (7)                     1%
E.J. DiPaolo                                            358,000 (8)                     *
W. Richard Anderson                                     358,000 (8)                     *
Tracy S. Turner                                         731,666 (9)(10)               1.8%
Specialty Finance Fund I, L.L.C.                      9,534,043 (11)                 19.3%
All executive officers and directors as a group      11,065,665                      22.4%
  (nine persons)                                  ---------------------

__________

*    less  than  1%

(1) Unless otherwise noted, the business address for purposes hereof for each person listed is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2) Includes warrants and/or options to purchase 4,925,000 shares of common stock and preferred stock convertible into 1,366,667 shares of common stock. Of this number, options and/or warrants convertible into 2,975,000 shares of common stock and preferred stock convertible into 1,166,667 shares of common stock are owned by the Ramming Family Limited Partnership, of which Larry H. Ramming is a controlling person.

(3) Includes warrants and/or options to purchase 266,700 shares of common stock.

(4)  Includes  options  to  purchase  1,368,000  shares  of  common  stock.

(5) Includes warrants and/or options to purchase 288,000 shares of common stock.

(6) Includes warrants and/or options to purchase 165,000 shares of common stock and preferred stock convertible into 100,000 shares of common stock.

(7)  Includes  options  to  purchase  408,000  shares  of  common  stock.

(8) Includes warrants and/or options to purchase 258,000 shares of common stock and preferred stock convertible into 100,000 shares of common stock.

(9) Includes options to purchase 15,000 shares of common stock. 666,666 of the shares beneficially owned are held in a partnership, of which Tracy S. Turner is a general partner.

(10) Tracy S. Turner may also own beneficially all of the shares owned by Specialty Finance Fund I, L.L.C., as a Managing Member.

(11) Includes warrants to purchase 8,729,985 shares of common stock and preferred stock convertible into 657,000 shares of common stock.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Transactions  with  Larry  H. Ramming and the Ramming Family Limited Partnership

     On April 30, 1998, Larry H. Ramming, the Company's Chairman and Chief Executive Officer, on behalf of himself and the Ramming Family Limited Partnership, of which he is a controlling person, loaned the Company $7,000,000 to enable it to retire certain bridge financing. In consideration of making the loan, the Partnership received an option to purchase 2,000,000 shares of common stock at $0.75 per share, however the issuance of this option was voluntarily deferred in exchange for the commitment of the Company to reissue the option subject to availability of authorized but unissued or committed shares of common stock in the Company. The deferral was necessary to allow the Company sufficient authorized but unissued and uncommitted shares of the Company's common stock in connection with financing transactions completed during 2000.

     During 1999, interest (10%) and extension (2%) expenses aggregating $337,000 and principal payments of $6,431,000 were paid to the Partnership, with the remaining principal balance being $569,000 and accrued interest and accrued but unpaid extension fees aggregating $270,000. During 2000, the Company and the Partnership agreed that the remaining principal amount of the loan and all accrued but unpaid interest and fees associated with extensions, subordination, modifications and releases of liens would be satisfied by the issuance of an aggregate of 8,250 shares of Series C Cumulative Convertible Junior Preferred Stock and warrants to purchase an aggregate of 825,000 shares of common stock at $0.75 per share.

     The Company believes the terms and conditions of the loan and its conversion to equity were as favorable as those that could have been negotiated with unaffiliated parties.

Transactions  with  Specialty  Finance  Fund  I,  LLC

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica from the investment group, Specialty Finance Group I, LLC, a group of which Tracy S. Turner is a managing member. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to Specialty Finance Fund I, LLC, and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing, including warrants to purchase an aggregate of 736,667 shares of common stock to Tracy S. Turner. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000.

                                     PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)       1.   Consolidated financial statements for the year ended December 31,
               2000,  included  after  signature  page.

          2. Financial statement schedules included in Consolidated financial statements.

          3.   Exhibit  Index


Exhibit No.                               Document
-----------       --------------------------------------------------------------
       3.01    -  Amended and Restated Certificate of Incorporation(1)
       3.02    -  Amendment to Certificate of Incorporation(2)
       3.03    -  Amended Bylaws(3)
       4.01    -  Specimen Certificate for the Registrant's Common
                  Stock(4)
       4.02    -  Certificate of Designation of 10% Junior Redeemable
                  Convertible Preferred Stock(5)
       4.03    -  Certificate of Designation of Series A Cumulative Senior
                  Preferred Stock(6)
       4.04    -  Certificate of Designation of Series B Convertible Preferred
                  Stock(7)
       4.05    -  Certificate of Designation of Series C Cumulative Convertible
                  Junior Preferred Stock(8)
       4.06    -  Certificate of Designation of Series D Cumulative Junior
                  Preferred Stock(9)
      *4.07    -  Certificate of Designation of Series E Cumulative Senior
                  Preferred Stock
      *4.08    -  Certificate of Designation of Series F Convertible Senior
                  Preferred Stock
      *4.09    -  Certificate of Designation of Series G Cumulative Convertible
                  Preferred Stock
      *4.10    -  Certificate of Designation of Series H Cumulative Convertible
                  Preferred Stock
      10.01    -  Alliance Agreement between IWC Services, Inc. and
                  Halliburton Energy Services, a division of Halliburton
                  Company(10)
      10.02    -  Executive Employment Agreement of Larry H. Ramming(11)
      10.03    -  Executive Employment Agreement of Brian Krause(12)
      10.04    -  1997 Incentive Stock Plan(13)
      10.05    -  Outside Directors' Option Plan(14)
      10.06    -  Executive Compensation Plan(15)
      10.07    -  Halliburton Center Sublease(16)
      10.08    -  Registration Rights Agreement dated July 23, 1998,
                  between Boots & Coots International Well Control, Inc. and
                  The Prudential Insurance Company of America(17)
      10.09    -  Participation Rights Agreement dated July 23, 1998, by
                  and among Boots & Coots International Well Control, Inc.,
                  The Prudential Insurance Company of America and certain stockholders of Boots & Coots International Well Control,
                  Inc.(18)
      10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America(19)
      10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                  Coots International Well Control, Inc. and Comerica
                  Bank - Texas(20)
      10.12    -  Security Agreement dated October 28, 1998, between
                  Boots & Coots International Well Control, Inc. and Comerica
                  Bank - Texas(21)

Exhibit No.        Document
-----------       --------------------------------------------------------------
      10.13    -  Executive Employment Agreement of Jerry Winchester(22)
      10.14    -  Executive Employment Agreement of Dewitt Edwards(23)
      10.15    -  Office Lease for 777 Post Oak(24)
      10.16    -  Open
      10.17    -  Open
      10.18    -  Third Amendment to Loan Agreement dated April 21, 2000
                  (25)
      10.19    -  Fourth Amendment to Loan Agreement dated May 31,
                  2000(26)
      10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(27)
      10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(28)
      10.22    -  Seventh Amendment to Loan Agreement dated December
                  29,2000(29)
     *10.23    -  Subordinated Note Restructuring Agreement with The
                  Prudential Insurance Company of America dated December 28,
                  2000
      10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April
                  15, 1999, with Halliburton Energy Services, Inc. (30)
      10.26    -  Letter of Engagement, dated April 10, 2000, with Maroon Bells
                  (31)
      10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Volker, Moore (32)
      10.28    -  Amended and Restated Purchase and Sale Agreement with
                  National Oil Well, L.P.(33)
      21.01    -  List of subsidiaries(34)
     *23.01    -  Consent of Arthur Andersen LLP
      24.01    -  Power of Attorney (included on Signature Page)
______________________
*    Filed  herewith

(1) Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.

(2) Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997

(3) Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.

(4) Incorporated herein by reference to exhibit 4.1 of Form 8-K filed August 13, 1997.

(5) Incorporated herein by reference to exhibit 4.06 of Form 10-QSB filed May 19, 1998.

(6) Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.

(7) Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.

(8) Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.

(9) Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.

(10) Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.

(11) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 12, 1999.

(12) Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.

(13) Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.

(14) Incorporated herein by reference to exhibit 10.15 of Form 10-KSB filed March 31, 1998.

(15) Incorporated herein by reference to exhibit 10.16 of Form 10-KSB filed March 31, 1998.

(16) Incorporated herein by reference to exhibit 10.17 of Form 8-K filed March 31, 1998.

(17) Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.

(18) Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.

(19) Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.

(20) Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 16, 1998.

(21) Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 16, 1998.

(22) Incorporated herein by reference to exhibit 10.29 of Form 10-K filed April 15, 1999.

(23) Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.

(24) Incorporated herein by reference to exhibit 10.31 of Form 10-K filed July 17, 2000.

(25) Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.

(26) Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.

(27) Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.

(28) Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.

(29) Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.

(30) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.

(31) Incorporated herein by reference to exhibit 10.43 of Form 10-K filed July 17, 2000.

(32) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(33) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 10, 2000.

(34) Incorporated herein by reference to exhibit 21.01 of Form 10-K filed April 15, 1999.


(b)  Reports  on  Form  8-K

     Form  8-K filed October 11, 2000, reporting the disposition of assets under
Item  2  and  including  the  following  financial  statements:

          (i)  Pro  Forma  Condensed  Consolidated  Balance Sheet as of June 30,
               2000.
          (ii) Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 2000.
          (iii)Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999.
          (iv) Notes to Pro Forma Condensed Consolidated financial statements as of June 30, 2000 and December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOOTS & COOTS INTERNATIONAL WELL
                                           CONTROL, INC.

                                           By:  /s/  LARRY  H.  RAMMING
                                                -----------------------
                                                     Larry H. Ramming,
                                           Chief Executive and Financial Officer

Date:  April 1, 2001.

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry H. Ramming, his true and lawful attorney-in-fact and agent with full power of substitution to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intent and purposes as he could do in person, hereby ratifying and confirming that said attorney-in-fact or his substitute, or any of them, shall do or cause to be done by virtue here of. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURE                             TITLE                         DATE
---------------------------  ----------------------------------------  --------------
By: /s/ LARRY H. RAMMING     Chief Executive Officer, Chief Financial  March 30, 2001
---------------------------  Officer, and Director
Larry H. Ramming


By: /s/ JERRY WINCHESTER     President, Chief Operating Officer        March 30, 2001
---------------------------  and Director
Jerry Winchester


By: /s/ BRIAN KRAUSE         Vice President and Director               March 30, 2001
---------------------------
Brian Krause


By: /s/ THOMAS L. EASLEY     Director                                  March 30, 2001
---------------------------
Thomas L. Easley


By: /s/ K. KIRK KRIST        Director                                  March 30, 2001
---------------------------
K. Kirk Krist


By: /s/ E. J. DIPAOLO        Director                                  March 30, 2001
---------------------------
E.J. Dipaolo


By: /s/ W. RICHARD ANDERSON  Director                                  March 30, 2001
---------------------------
W. Richard Anderson


By: /s/ TRACY TURNER         Director                                  March 30, 2001
---------------------------
Tracy Turner

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company experienced recurring losses from operations during 1998, 1999 and 2000. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Industry conditions improved in 2000, however, the Company's customer base has not to date increased project expenditure levels to those existing in the first half of 1998. As a result of the relatively low incidences of critical events over the last two years and the resultant negative effect on the Company's financial position, the Company's management initiated actions in 1999 which included, among other things: (a) downsizing personnel,
(b) attempting to improve its working capital, (c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company's resources were deployed in the more profitable operations. The Company's initial efforts commenced in the first quarter of 1999 and continued into 2000. The Company was able to restructure its obligations with Prudential Insurance Company of America and repaid Comerica - Bank, Texas with proceeds from the sale of the Company's subsidiary Baylor Company. However, the Company's deteriorating liquidity position and lack of access to working capital has also resulted in the inability to pay certain vendors in a timely manner. Management could be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy future liquidity requirements if their efforts to raise capital and improve operating results are not sufficient. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. The Company's plans for addressing these issues are further described in Note A. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  ARTHUR  ANDERSEN  LLP
--------------------------
Arthur  Andersen  LLP

Houston,  Texas
April  1,  2001

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1999           2000
                                                                     -------------  -------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    222,000   $  1,416,000
  Receivables - net of allowance for doubtful accounts of
     $1,686,000 and $1,339,000 at December 31, 1999 and 2000,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . .     5,176,000      5,620,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       882,000        401,000
  Prepaid expenses and other current assets . . . . . . . . . . . .     1,073,000        547,000
  Net assets of discontinued operations . . . . . . . . . . . . . .    29,984,000              -
                                                                     -------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . .    37,337,000      7,984,000
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . .    10,531,000      7,971,000
OTHER ASSETS:
  Deferred financing costs and other assets - net of
     accumulated amortization of $626,000 and $701,000 at
     December 31, 1999 and 2000, respectively . . . . . . . . . . .     2,202,000        268,000
  Goodwill - net of accumulated amortization of $445,000
     and $595,000 at December 31, 1999 and 2000,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . .     3,385,000      1,903,000
                                                                     -------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . .  $ 53,455,000   $ 18,126,000
                                                                     =============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,266,000   $  5,343,000
  Accrued liabilities and customer advances . . . . . . . . . . . .     4,335,000      6,559,000
  Current maturities of long-term debt and notes payable. . . . . .    43,181,000        100,000
                                                                     -------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . .    57,782,000     12,002,000
                                                                     -------------  -------------

LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -     12,520,000
COMMITMENTS AND CONTINGENCIES (Note K)
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     132,000 and 365,000 shares issued and outstanding at December
     31, 1999 and 2000, respectively) (Note I). . . . . . . . . . .             -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     35,243,683 and 31,692,454 shares issued and outstanding
     at December 31, 1999 and 2000, respectively) . . . . . . . . .             -              -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    32,951,000     53,098,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .   (37,278,000)   (59,494,000)
                                                                     -------------  -------------
          Total shareholders' equity (deficit). . . . . . . . . . .    (4,327,000)    (6,396,000)
                                                                     -------------  -------------
          Total liabilities and shareholders' equity (deficit). . .  $ 53,455,000   $ 18,126,000
                                                                     =============  =============

          See accompanying notes to consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1998            1999            2000
                                                   --------------  --------------  --------------
REVENUES. . . . . . . . . . . . . . . . . . . . .  $  32,295,000   $  33,095,000   $  23,537,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses. . . . . .     24,415,000      31,971,000      21,792,000
  Selling, General and Administrative . . . . . .      7,560,000      13,694,000       8,637,000
  Depreciation and Amortization . . . . . . . . .      1,522,000       2,907,000       2,665,000
  Write-down of long-lived assets . . . . . . . .              -       4,507,000               -
  Loan guaranty charge (Note K) . . . . . . . . .              -               -       1,833,000
                                                   --------------  --------------  --------------
                                                      33,497,000      53,079,000      34,927,000
                                                   --------------  --------------  --------------
OPERATING LOSS. . . . . . . . . . . . . . . . . .     (1,202,000)    (19,984,000)    (11,390,000)
INTEREST EXPENSE & OTHER, NET . . . . . . . . . .      2,241,000       6,402,000      11,277,000
                                                   --------------  --------------  --------------

LOSS FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM AND INCOME TAXES . . . . . . .     (3,443,000)    (26,386,000)    (22,667,000)
INCOME TAX EXPENSE. . . . . . . . . . . . . . . .        119,000          82,000          65,000
                                                   --------------  --------------  --------------

LOSS FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM. . . . . . . . . . . . . . . .  $  (3,562,000)  $ (26,468,000)  $ (22,732,000)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 net of income taxes (Note D) . . . . . . . . . .        566,000      (4,648,000)      1,544,000
LOSS FROM SALE OF DISCONTINUED OPERATIONS,
net of income taxes . . . . . . . . . . . . . . .              -               -      (2,555,000)
                                                   --------------  --------------  --------------
NET LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . .  $  (2,996,000)  $ (31,116,000)  $ (23,743,000)
EXTRAORDINARY GAIN ON EARLY DEBT EXTINGUISHMENT,
net of income taxes . . . . . . . . . . . . . . .              -               -       2,444,000
                                                   --------------  --------------  --------------
NET LOSS. . . . . . . . . . . . . . . . . . . . .  $  (2,996,000)  $ (31,116,000)  $ (21,299,000)
STOCK AND WARRANT ACCRETION . . . . . . . . . . .       (865,000)       (775,000)        (53,000)
PREFERRED DIVIDENDS  PAID . . . . . . . . . . . .        (76,000)        (14,000)              -
PREFERRED DIVIDENDS ACCRUED . . . . . . . . . . .              -        (455,000)       (864,000)
                                                   --------------  --------------  --------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . .  $  (3,937,000)  $ (32,360,000)  $ (22,216,000)
                                                   ==============  ==============  ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing Operations. . . . . . . . . . . . .  $       (0.14)  $       (0.81)  $        (.70)
                                                   ==============  ==============  ==============
   Discontinued Operations. . . . . . . . . . . .  $         .02   $       (0.13)  $        (.03)
                                                   ==============  ==============  ==============
   Extraordinary Item . . . . . . . . . . . . . .  $           -   $           -   $         .07
                                                   ==============  ==============  ==============
   Net Loss . . . . . . . . . . . . . . . . . . .  $       (0.12)  $       (0.94)  $        (.66)
                                                   ==============  ==============  ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . .     31,753,000      34,352,000      33,809,000
                                                   ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED DECEMBER 31, 1998,  1999 AND 2000


                                              PREFERRED STOCK       COMMON STOCK       ADDITIONAL       TOTAL
                                             -----------------   -------------------    PAID-IN      ACCUMULATED   SHAREHOLDER'S
                                              SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL        DEFICIT        EQUITY
                                             --------  -------  -----------  -------  ------------  -------------  -------------
BALANCES, December 31, 1997 . . . . . . . .        -   $     -  29,999,000   $     -  $11,213,000   $   (981,000)  $ 10,232,000
  Common stock issued upon exercise of
    options . . . . . . . . . . . . . . . .        -         -     354,000         -      557,000              -        557,000
  Common stock issued in connection with
    acquisitions. . . . . . . . . . . . . .        -         -     500,000         -      650,000              -        650,000
  Common stock issued to acquire Baylor
    Company, net of offering costs. . . . .        -         -     540,000         -    2,855,000              -      2,855,000
  Common stock issued to acquire Boots &
    Coots Special Services, Inc., net of
    offering costs. . . . . . . . . . . . .        -         -     488,000         -    2,143,000              -      2,143,000
  Common stock issued to acquire
    HAZ-TECH Environmental
     Services, Inc., net of offering costs.        -         -     269,000         -      695,000              -        695,000
  Preferred stock issued in connection with
    equity offering, net of offering costs.  196,000         -           -         -    4,678,000              -      4,678,000
  Preferred stock dividends paid. . . . . .        -         -           -         -            -        (76,000)       (76,000)
  Preferred stock accretion . . . . . . . .        -         -           -         -      865,000       (865,000)             -
  Preferred stock redemption. . . . . . . .  (56,000)        -           -         -   (1,400,000)             -     (1,400,000)
  Sale of common stock warrants . . . . . .        -         -           -         -    2,898,000              -      2,898,000
  Exercise of common stock warrants . . . .        -         -     894,000         -            -              -              -
  Net loss. . . . . . . . . . . . . . . . .        -         -           -         -            -     (2,996,000)    (2,996,000)
                                             --------  -------  -----------  -------  ------------  -------------  -------------
BALANCES, December 31, 1998 . . . . . . . .  140,000   $     -  33,044,000   $     -  $25,154,000   $ (4,918,000)  $ 20,236,000
  Preferred stock redemption. . . . . . . .   (8,000)        -           -         -     (200,000)       (14,000)      (214,000)
  Preferred stock issued in private
     placement, net of offering cost. . . .   50,000         -           -         -    4,760,000              -      4,760,000
  Preferred stock dividends accrued . . . .        -         -           -         -      455,000       (455,000)             -
  Warrant discount accretion in
    connection with preferred
     stock issuance . . . . . . . . . . . .        -         -           -         -      105,000       (105,000)             -
  Inducement to provide for conversion of
     preferred stock to common stock. . . .        -         -           -         -      460,000       (460,000)             -
  Advisory fees paid in connection with
     conversion inducement. . . . . . . . .        -         -           -         -     (107,000)             -       (107,000)
  Preferred stock conversion to
     common stock . . . . . . . . . . . . .  (50,000)        -     788,000         -            -              -              -
  Common stock issued in private
      placement, net of offering costs. . .        -         -   1,400,000         -    1,865,000              -      1,865,000
  Warrant discount accretion in
     connection with common stock
     issuance . . . . . . . . . . . . . . .        -         -           -         -      210,000       (210,000)             -
  Exercise of common stock options. . . . .        -         -      12,000         -        5,000              -          5,000
  Warrants issued for consulting services .        -         -           -         -      244,000              -        244,000
  Net loss. . . . . . . . . . . . . . . . .        -         -           -         -            -    (31,116,000)   (31,116,000)
                                             --------  -------  -----------  -------  ------------  -------------  -------------
BALANCES at December 31, 1999 . . . . . . .  132,000   $     -  35,244,000   $     -  $32,951,000   $(37,278,000)  $ (4,327,000)
  Common stock issued for services
    and settlements . . . . . . . . . . . .        -         -     214,000         -    1,429,000              -      1,429,000
  Common stock options exercised. . . . . .        -         -      47,000         -       15,000              -         15,000
  Common stock options issued
    for services. . . . . . . . . . . . . .        -         -           -         -       80,000              -         80,000
  Common stock exchanged for
    preferred stock . . . . . . . . . . . .   57,000         -  (5,689,000)        -            -              -              -
  Preferred stock and warrants issued
     for debt restructuring . . . . . . . .  130,000         -           -         -    7,125,000              -      7,125,000
  Preferred stock issued upon
     conversion of debt . . . . . . . . . .   89,000         -           -         -    8,487,000              -      8,487,000
  Preferred stock conversion to
    common stock. . . . . . . . . . . . . .  (70,000)        -   1,876,000         -            -              -              -
  Preferred stock issued for services
    and settlements . . . . . . . . . . . .   23,000         -           -         -    1,987,000              -      1,987,000
  Preferred stock dividends accrued
    or issued . . . . . . . . . . . . . . .    4,000         -           -         -      864,000       (864,000)             -
  Warrant discount accretion. . . . . . . .        -         -           -         -       53,000        (53,000)             -
  Warrants issued for services and
     convertible debt financing . . . . . .        -         -           -         -    1,330,000              -      1,330,000
  Transaction costs of convertible
    debt financing. . . . . . . . . . . . .        -         -           -         -   (1,223,000)             -     (1,223,000)
  Net Loss. . . . . . . . . . . . . . . . .        -         -           -         -            -    (21,299,000)   (21,299,000)
                                             --------  -------  -----------  -------  ------------  -------------  -------------
BALANCES at December 31, 2000 . . . . . . .  365,000   $     -  31,692,000   $     -  $53,098,000   $(59,494,000)  $ (6,396,000)
                                             ========  =======  ===========  =======  ============  =============  =============

          See accompanying notes to consolidated financial statements.

                                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             1998            1999            2000
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,996,000)  $ (31,116,000)  $ (21,299,000)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      1,522,000       2,907,000       2,665,000
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .        591,000       1,484,000         662,000
  Extraordinary gain on debt extinguishment, net of tax. . . . . . . .              -               -      (2,444,000)
  Loss from sale of discontinued operations. . . . . . . . . . . . . .              -               -       2,555,000
  Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . .              -          75,000               -
  Write-down of long-lived assets. . . . . . . . . . . . . . . . . . .              -       4,507,000               -
  Amortization of note discount. . . . . . . . . . . . . . . . . . . .              -         293,000               -
  Equity issued for services and settlements . . . . . . . . . . . . .              -         244,000       4,826,000
  Changes in operating assets and liabilities, net of assets and liabilities acquired:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,241,000)      6,208,000      (1,106,000)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (503,000)        988,000         481,000
    Prepaid expenses and other current assets. . . . . . . . . . . . .         20,000        (320,000)        526,000
    Deferred financing costs and other assets. . . . . . . . . . . . .     (4,759,000)     (1,518,000)      3,190,000
    Accounts payable, accrued liabilities and customer
      advances . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,127,000       4,992,000       2,464,000
   Change in net assets of discontinued operations . . . . . . . . . .    (11,664,000)     14,855,000      (1,544,000)
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) operating activities. . . . . .    (18,903,000)      3,599,000      (9,024,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, including transaction costs,
    net of cash acquired . . . . . . . . . . . . . . . . . . . . . . .    (23,597,000)              -               -
  Property and equipment additions . . . . . . . . . . . . . . . . . .     (3,565,000)     (3,803,000)       (260,000)
  Sale of net assets of discontinued operations, net of selling costs.              -               -      28,973,000
  Proceeds from sale of property and equipment . . . . . . . . . . . .              -         375,000         379,000
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) investing activities. . . . . .    (27,162,000)     (3,428,000)     29,092,000
                                                                        --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised . . . . . . . . . . . . . . . . . . .        557,000           5,000          15,000
  Proceeds from issuance of debt and warrants. . . . . . . . . . . . .     62,118,000               -               -
  Borrowings under line of credit. . . . . . . . . . . . . . . . . . .     21,000,000      38,140,000      27,417,000
  Deferred financing costs . . . . . . . . . . . . . . . . . . . . . .     (2,605,000)              -               -
  Repayments under line of credit. . . . . . . . . . . . . . . . . . .    (38,722,000)    (45,601,000)    (41,738,000)
  Proceeds from issuance of convertible debt . . . . . . . . . . . . .              -       1,865,000       8,700,000
  Repayments of Senior Subordinated Note . . . . . . . . . . . . . . .              -               -     (12,045,000)
  Transaction costs of convertible debt financing. . . . . . . . . . .              -               -      (1,223,000)
  Proceeds from the issuance of redeemable preferred stock
    and warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,678,000       4,760,000               -
  Advisory fee paid to induce conversion of preferred stock to
     common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .              -        (107,000)              -
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . .        (76,000)        (14,000)              -
  Preferred stock redemption . . . . . . . . . . . . . . . . . . . . .     (1,400,000)       (200,000)              -
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) financing activities. . . . . .     45,550,000      (1,152,000)    (18,874,000)
                                                                        --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .       (515,000)       (981,000)      1,194,000
CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . . . . .      1,718,000       1,203,000         222,000
                                                                        --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . . . . .  $   1,203,000   $     222,000   $   1,416,000
                                                                        ==============  ==============  ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $   2,542,000   $   4,505,000   $   1,357,000
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . .  $     278,000   $     265,000   $     249,000
                                                                        ==============  ==============  ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and common stock options issued in exchange
    for property and equipment and services rendered . . . . . . . . .  $     650,000   $           -   $           -
  Issuance of common stock in acquisitions . . . . . . . . . . . . . .      6,235,000               -               -
  Stock offering costs . . . . . . . . . . . . . . . . . . . . . . . .        587,000         400,000               -
  Warrants issued with financings. . . . . . . . . . . . . . . . . . .      2,898,000         315,000               -
  Inducement to provide for conversion of Preferred stock to
    common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         460,000               -
  Preferred stock dividends accrued              . . . . . . . . . . .              -         455,000         864,000
                                                                        ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   GOING  CONCERN  AND  IMPAIRMENTS:

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in the third quarter of 1998 that continued throughout 1999. Industry conditions improved in 2000, however the Company's customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services is impacted by the number and size of projects available as changes in oil and gas exploration and production activities change the respective customers' forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Oil and gas prices have improved significantly since the downturn in 1998. While these price improvements have brought the company increases in the frequency of high risk work and in the volume of prevention related projects, the Company's well control business has not yet benefited to a meaningful degree from an increase in the volume of critical events. Historically, the well control business has provided the Company with the opportunity for highly profitable operating activities. However, the timing of critical events is unpredictable and they occur in irregular patterns. Consequently, the Company's financial performance has been subject to significant fluctuations.

     As a result of the relatively low incidences of critical events over the last two years and the resultant negative effect on the Company's financial position, Company management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital,
(c) closing and/or consolidating certain of its field offices, (d) consolidating certain administrative functions, and (e) evaluating and discontinuing certain business lines to ensure that the Company's resources are deployed in the more profitable operations. The Company's efforts to rationalize its operations commenced in the first quarter of 1999 and continued through 2000. However, the results of these efforts were not sufficient to prevent significant operating losses or provide sufficient levels of operating capital.

     The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. This has hampered the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct operations in an effective or efficient manner. Moreover, throughout most of fiscal 2000, the Company was in default under its senior secured debt agreement and its subordinated debt agreement. To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests by an investment group, Specialty Finance Fund I, LLC (Specialty Finance) in its senior secured credit facility with Comerica - Bank,Texas ("Comerica"). In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing, including warrants to purchase an aggregate of 736,667 shares of common stock to Tracy S. Turner, a director of the Company. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000. Tracy S. Turner, a managing member of Specialty Finance is also a member of the Company's Board of Directors.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica , the Company's primary senior secured lender at the time, was paid approximately $13,000,000 as payment in full as a component of the transaction. Specialty Finance, as a participant in the Comerica senior facility, remains as the senior secured lender.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential Insurance Company of America ("Prudential") restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying approximately $12,000,000 cash, (ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's Common Stock for $0.625 per share ($1,232,000 fair value) and the Company agreed to re-price the existing Common Stock purchase warrants held by Prudential to $0.625 per share ($443,000 fair value). The Company has the right to repurchase, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for agreed upon periods of time.

     The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 15 "Accounting By Debtors and Creditors For Troubled Debt Restructurings". As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the subordinated note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt in excess of face value represents the accrual of future interest expense due on the face value of the subordinated note to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain.

     The new financing obtained during the year from Specialty Finance and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common shareholders. This could materially adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     As of December 31, 2000, the Company's current assets totaled $7,984,000 and current liabilities were $12,002,000, resulting in a working capital deficit of approximately $4,018,000. Further, the Company's highly liquid current assets, represented by cash of $1,416,000 and receivables of $5,620,000, were collectively $4,966,000 less than the amount required to settle current liabilities. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company will not have sufficient funds to meet its current obligations over the next twelve months and could be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy future liquidity requirements. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern.

Impairments

     During the fourth quarter of 1999, the Company recorded a charge to operations of $4,507,000 to reduce the carrying value of long-lived assets as follows:

                    Property and Equipment:
                      Boots & Coots Special Services  $  399,000
                      ABASCO                             286,000
                                                      ----------
                                                         685,000

                    Goodwill:
                      Boots & Coots Special Services   2,347,000
                      Haz-Tech                           821,000
                      ABASCO                             654,000
                                                      ----------
                                                       3,822,000
                          TOTAL                       $4,507,000
                                                      ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, certain ABASCO manufactured inventories were reduced $613,000 in 1999 to reflect decreased market value as a result of the decision to suspend and outsource manufacturing operations at ABASCO. Certain of these inventories were reduced an additional $94,000 in 2000 in order to reflect these assets at lower of cost or market.

B.   ORGANIZATION  AND  BUSINESS

     Boots & Coots International Well Control, Inc. (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas emergencies, to remediate affected sites and restore oil and gas wells to production. Through its participation in the proprietary insurance program WELLSURE(R), the Company provides lead contracting and high risk management services, under critical loss scenarios, to the program's insured clients. Additionally, the WELLSURE(R) program designates that the Company provide certain pre-event prevention and risk mitigation services defined under the program. The Company also provides snubbing and other high risk well control management services, including pre-event planning, training and consulting services and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies.

     Boots & Coots International Well Control, Inc., formerly known as Havenwood Ventures, Inc. ("Havenwood"), was incorporated in Delaware in April 1988. Havenwood was originally formed to serve as a blind pool investment fund, and, in July 1988 raised $500,000 in an initial public offering of its common stock. After completing its initial public offering, Havenwood expended its available resources in the development of a business enterprise which it ultimately divested. Thereafter it remained inactive, with no material assets or liabilities, until it entered into a business combination with IWC Services, Inc. on July 29, 1997.

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

     IWC Services, incorporated in Texas on June 27, 1995, was formed with the issuance of 100,000 shares of no par common stock (increased to 5,000,000 pursuant to a 50-to-one stock split discussed in Note I) in exchange for cash of $549,000, property and equipment valued at $108,925 assigned by Buckingham Capital Corporation, and services performed by certain other shareholders, prior to the transaction. The shareholders of Hell Fighters Inc. ("Hell Fighters") a Texas corporation, incorporated on May 4, 1995, contributed to IWC Services all of their outstanding common shares of Hell Fighters, becoming a wholly-owned subsidiary of IWC Services. IWC Services had no operations prior to its acquisition of Hell Fighters.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.   SIGNIFICANT  ACCOUNTING  POLICIES:

     Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Cash And Cash Equivalents - The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Revenue Recognition - Revenue is recognized on the Company's service contracts either as earned on the basis of day work completed or, for turnkey contracts, on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

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

     The Company recognizes revenues under the WELLSURE program as follows: (a) Initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) Billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) Billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred.

     Inventories - Inventories consist primarily of equipment, parts and supplies, work-in-progress and finished goods. Inventories are valued at the lower of cost or market with cost determined using the first-in first-out method.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15-31 years), manufacturing equipment (8-12 years), well control and firefighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Facilities and leasehold improvements are amortized over remaining primary lease terms.

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

     Goodwill - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over periods ranging from 15 to 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the estimated undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets. Goodwill shown in the consolidated financial statements relates to the Company's acquisitions of the assets of IWC, Boots & Coots LP, Boots & Coots Special Services, Inc. (f/k/a Code 3,Inc.). For business acquisitions made prior to December 31, 1997, goodwill is amortized over 15 years. Management performs a fair market value computation for each acquisition and the resulting goodwill is amortized over the appropriate lives, typically 40 years for each additional acquisition.

     Amortization expense of goodwill was $218,000, $276,000 and $143,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Realization of Long Lived Assets -In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company evaluates the recoverability of property and equipment, goodwill and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. As discussed in Note A, during the fourth quarter of 1999 the Company recorded a charge to operations of $4,507,000 to recognize impairments on certain property and equipment and goodwill.

     Foreign Currency Transactions - The functional currency of the Company's foreign operations is the U.S. dollar. Substantially all customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency gains or losses are included in the Consolidated Statements of Operations. The majority of the foreign transactions have terms that require a reimbursement of the currency fluctuation. This mitigates the exposure to foreign currency losses. The Company does not enter into hedge contracts, derivatives or interest rate swaps.

     Income Taxes - The Company accounts for income taxes pursuant to the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

     Risk Factors - Risk factors of the Company include, but are not limited to, liquidity constraints, environmental and governmental regulations, and the ability to generate sufficient cash flows to meet working capital requirements and to finance its business plan.

     Earnings Per Share - Basic and diluted loss per common share was computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the years ended December 31, 1998, 1999 and 2000. Options and warrants to purchase shares of common stock were outstanding during the respective periods but were not included in the computation of diluted loss per common share, because the losses made the options and warrants anti-dilutive.

     Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective January 1, 2001. The adoption in January 2001 did not have a material impact on the financial statements of the Company.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000, and there was no material impact on the Financial Statements of the Company.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

     Reclassifications - Certain reclassifications have been made in prior period consolidated financial statements to conform to current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.   DISCONTINUED  OPERATIONS:

     A decision was made in December 1999 to sell or in the alternative discontinue the Company's materials and equipment procurement, transportation and logistics services conducted through its subsidiary, ITS Supply Corporation ("ITS"). In connection with the December 1999 decision to sell or in the alternative discontinue ITS's business operations, an impairment provision of $4,382,000 was made at December 31, 1999 to fully amortize goodwill associated with the ITS acquisition. In April 2000, substantially all prospective operations were ceased and the majority of employees were terminated pursuant to a reduction in workforce. As a result of ongoing operating losses, a shortage of working capital and the absence of a viable purchaser for ITS Supply
Corporation ("ITS") operations, on May 18, 2000, ITS filed in Corpus Christi, Texas for protection under Chapter XI of the U. S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and assets of approximately $950,000. The Company has an outstanding subordinated guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding (See Note K). A judgment against the Company has been entered by a state district court, and that judgment is now on appeal. The Company does not believe the guaranty will be enforceable in accordance with its terms. As a result of the Bankruptcy filing by ITS, the Company reduced its net investment in ITS to zero at December 31, 1999. Accordingly, any losses incurred by ITS in excess of the Company's net investment have not been recognized.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction.

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of ITS and BAYLOR:

                                                                     YEAR ENDED
                                                    ----------------------------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1998            1999            2000
                                                    --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . . . . . . . .  $  43,988,000   $  45,769,000   $  17,654,000
Income (Loss) from operations before income taxes.        670,000      (7,340,000)      1,544,000
Provision for income taxes . . . . . . . . . . . .        104,000         132,000               -
Losses in excess of investment in ITS. . . . . . .              -       2,824,000               -
Loss on disposal of Baylor, net of income taxes. .              -               -      (2,555,000)
                                                    --------------  --------------  --------------
  Net income (loss) from discontinued operations .  $     566,000   $  (4,648,000)  $  (1,011,000)
                                                    ==============  ==============  ==============

E.   BUSINESS  ACQUISITIONS:

     On July 31, 1997, IWC Services acquired all of the operating assets, including stock of its foreign services subsidiaries, of Boots & Coots, L.P. ("Boots & Coots"), an oil and gas well control firefighting, snubbing and industrial and marine firefighting company. The consideration paid consisted of
(i) $369,000 cash payable to Boots & Coots, (ii) $681,000 placed in escrow to pay certain debts of Boots & Coots, (iii) the issuance of secured promissory notes of the Company in the aggregate principal amount of $4,761,000 and (iv) 260,000 shares of common stock valued at $3.85 per share of the Company. The promissory notes, secured by the acquired assets of Boots & Coots, were paid in 1998, after the determination of foreign tax obligations. This transaction was accounted for as a purchase and the acquired assets and liabilities of Boots &Coots were valued at fair market value as of July 31, 1997 resulting in goodwill of $1,420,000 which is being amortized over 15 years.

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

     On January 2, 1998, the Company funded the acquisition, effective as of December 31, 1997, of all of the capital stock of ITS, an ISO 9002 certified materials and equipment procurement, transportation and logistics company that served the energy industry worldwide, with offices in Houston, Venezuela, Peru, Dubai (UAE) and the United Kingdom. ITS also served as a distributor in Venezuela and Peru of artificial lift oil recovery systems. Total consideration

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of $6,000,000 for the acquisition was provided from working capital ($500,000); proceeds from the issuance of 10% Senior Secured Notes due May 2, 1998 ($4,500,000); and short-term bridge financing from the seller ($1,000,000). As discussed in Note D, management decided to discontinue the operations of the Company's ITS subsidiary and such operation is reported as a discontinued operation in the accompanying consolidated financial statements.

     On February 20, 1998, the Company completed the acquisition of all of the stock of Code 3, Inc.("Code 3"). Consideration for the acquisition of Code 3 (subsequently renamed Boot & Coots Special Services, Inc.,) included $571,000 cash; the repayment of Code 3 corporate secured debt and interest thereon of approximately $1,250,000; the allotment of $550,000 of Code 3 accounts receivable to the former shareholders; and the issuance of 488,000 shares of the Company's common stock valued at $5.06 per share, of which 159,000 shares were delivered into escrow to secure the indemnification obligations of the stockholders of Code 3. This transaction was accounted for as a purchase and the acquired underlying net assets of Code 3were valued during 1998 at the estimated fair market value, resulting in goodwill of $4,064,000 which is being amortized over 40 years.

     On July 23, 1998, the Company completed the acquisition of 100% of the outstanding shares of common stock of Elmagco, Inc., a Delaware Corporation ("Elmagco"). Elmagco and its subsidiaries conduct business using the trade name Baylor Company ("Baylor"). Baylor is engaged in the design and manufacture of electrical braking and control equipment predominantly used in the drilling and marine markets, highly engineered specialty products such as SCR systems and custom pedestal leg locking systems for the offshore market. Additionally, Baylor designs and manufactures a broad line of custom AC generators, which are used in a variety of industrial, commercial and governmental applications.

     Consideration for the acquisition of Baylor was approximately $25,000,000 in cash, a $2,000,000 dividend payment and the issuance at closing of 540,000 shares of the Company's common stock valued at $5.63 per share. This transaction was accounted for as a purchase and the acquired net assets and liabilities of Baylor were valued at fair market value resulting in goodwill of $7,294,000 which is being amortized over 40 years. As discussed in Note D, management disposed of the Baylor operations in September 2000 and, accordingly, these operations are reported as a discontinued operation in the accompanying financial statements.

     On November 4, 1998 the Company's wholly-owned subsidiary, Boots & Coots Special Services, Inc. completed the acquisition through merger of HAZ-TECH Environmental Services, Inc. ("HAZ-TECH"), an emergency prevention and response services company with operations in Arkansas, Oklahoma, Louisiana and Northeast Texas. Consideration for the HAZ-TECH acquisition was $316,000 in cash and the issuance of 269,000 shares of the Company's common stock valued at $2.69 per share and assumed liabilities. This transaction was accounted for as a purchase and the acquired net assets of HAZ-TECH were valued during 1998 at estimated fair market value resulting in goodwill of $1,413,000 which is being amortized over 40 years.

     For all acquisitions, the fair value of common stock issued is estimated using management's and the board of directors' judgment, which is based on recent transactions, the trading value of Company stock, trading value of similar investments, discussions with financial advisors, and the negotiations with sellers.

     The operations of the acquired entities have been included in the Company's consolidated operations from the respective acquisition dates. However, the ITS and Baylor acquisitions have been reflected as discontinued operations and therefore are also excluded from the Pro Forma presentation below. The Company's 1998 revenues, net loss attributable to common shareholders, and net loss per common share on an unaudited pro forma basis, assuming that the IWC, ABASCO, B & C Special Services, and HAZ-TECH acquisitions occurred on January 1, 1998 would be as follows:

                                                     YEARS ENDED
                                                    --------------
                                                     DECEMBER 31,
                                                         1998
                                                    --------------
                                                     (UNAUDITED)
          Revenues . . . . . . . . . . . . . . . .  $  35,372,000
          Net Income (Loss) to Common Shareholders     (6,709,000)
          Basic Earnings (Loss) Per Common Share .           (.21)
          Diluted Earnings (Loss) Per Common Share           (.21)

          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect on the date indicated, that have resulted since the date or acquisition or that may result in the future.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.  INVENTORIES,  PROPERTY  AND  EQUIPMENT:

     Inventories  consisted  of  the  following  as  of:

                                     DECEMBER 31,   DECEMBER 31,
                                         1999           2000
                                     -------------  -------------
          Raw material and supplies  $     482,000  $           -
          Work in process . . . . .         52,000              -
          Finished goods. . . . . .        348,000        401,000
                                     -------------  -------------
                                     $     882,000  $     401,000
                                     =============  =============


     Property  and  equipment  consisted  of  the  following  as  of:


                                               DECEMBER 31,    DECEMBER 31,
                                                   1999            2000
                                              --------------  --------------
  Land . . . . . . . . . . . . . . . . . . .  $     136,000   $     136,000
  Buildings and improvements . . . . . . . .      2,069,000       2,055,000
  Well control and firefighting equipment. .      6,052,000       6,103,000
  Shop and other equipment . . . . . . . . .      3,610,000       2,126,000
  Vehicles . . . . . . . . . . . . . . . . .        763,000       1,668,000
  Office equipment and furnishings . . . . .      1,759,000       1,591,000
  Construction in progress . . . . . . . . .        372,000         517,000
                                              --------------  --------------
  Total property and equipment . . . . . . .     14,761,000      14,196,000
          Less: Accumulated depreciation and
            Amortization . . . . . . . . . .     (4,230,000)     (6,225,000)
                                              --------------  --------------
          Net property and equipment . . . .  $  10,531,000   $   7,971,000
                                              ==============  ==============


G.  INCOME  TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the Consolidated Statements of Operations is made up of current, deferred and foreign tax expense as follows:


                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  1998           1999           2000
                              -------------  -------------  -------------
     Federal                  $              $              $
          Current. . . . . .              -              -              -
          Deferred . . . . .              -              -              -
     State
          Current. . . . . .         47,000              -              -
          Deferred . . . . .              -              -              -
     Foreign . . . . . . . .         72,000         82,000         65,000
                              -------------  -------------  -------------
                              $     119,000  $      82,000  $      65,000
                              =============  =============  =============
     Discontinued operations
          Current. . . . . .        104,000        132,000              -
          Deferred . . . . .              -              -              -
                              -------------  -------------  -------------

                              $     223,000  $     214,000  $      65,000
                              =============  =============  =============

     The above foreign taxes represent income tax liabilities in the respective foreign subsidiary's domicile. The provision for income taxes differs from the amount that would be computed if the loss from continuing operations before extraordinary item and income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                       1998          1999          2000
                                                   ------------  ------------  ------------
Income tax benefit at the statutory rate (34%). .  $(1,171,000)  $(8,971,000)  $(7,707,000)
Increase resulting from:
   Foreign taxes in excess of statutory rate. . .      176,000        82,000        65,000
   State income taxes, net of related tax effect.       31,000        87,000             -
   Unrecognized net operating losses. . . . . . .    1,130,000     5,144,000     7,271,000
   Foreign income deemed repatriated. . . . . . .            -     1,112,000       378,000
   Goodwill amortization. . . . . . . . . . . . .            -     2,674,000        19,000
   Other. . . . . . . . . . . . . . . . . . . . .       57,000        86,000        39,000
                                                   ------------  ------------  ------------

                                                   $   223,000   $   214,000   $    65,000
                                                   ============  ============  ============

     As of December 31, 1999 and 2000, the Company has net domestic operating loss carryforwards of approximately $22,362,000 and $47,155,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:


                                              DECEMBER 31,   DECEMBER 31,
                                                  1999          2000
                                              ------------  -------------
Deferred income tax liabilities
  Depreciation and amortization. . . . . . .  $(1,681,000)  $ (1,338,000)
                                              ------------  -------------
      Total deferred income tax liabilities.  $(1,681,000)  $ (1,338,000)
                                              ============  =============

Deferred income tax assets
   Net operating loss carryforward . . . . .  $ 7,603,000   $ 16,033,000
   Asset disposals . . . . . . . . . . . . .      547,000        140,000
   Allowance for doubtful accounts . . . . .      823,000        165,000
   Inventory - IRS Code Section 263A Costs .      285,000              -
   Accruals. . . . . . . . . . . . . . . . .      467,000         19,000
   Foreign tax credit. . . . . . . . . . . .      273,000        338,000
   Warranty reserves . . . . . . . . . . . .      222,000              -
   Other assets. . . . . . . . . . . . . . .       51,000         48,000
                                              ------------  -------------
         Total deferred income tax assets. .  $10,271,000   $ 16,743,000
                                              ============  =============

   Valuation allowance . . . . . . . . . . .  $(8,590,000)  $(15,405,000)
                                              ------------  -------------
        Net deferred income tax asset. . . .  $ 1,681,000   $  1,338,000
                                              ============  =============

        Net deferred tax asset (liability) .  $         -   $          -
                                              ============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.  LONG-TERM  DEBT  AND  NOTES  PAYABLE:

     Long-term  debt  and  notes  payable  consisted  of  the  following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              -------------  -------------
11.28% Senior Subordinated Note - Net of Warrant Value
  ($30,000,000 - Face) . . . . . . . . . . . . . . . . . . .  $  28,046,000  $           -
12.00 % Senior Subordinated Note . . . . . . . . . . . . . .              -     11,520,000
Revolving Loan Agreement . . . . . . . . . . . . . . . . . .     14,321,000      1,000,000
10% Shareholder Note . . . . . . . . . . . . . . . . . . . .        569,000              -
12%  other subordinated note payable . . . . . . . . . . . .         90,000        100,000
Vehicle and equipment notes bearing interest at rates from
  9.25% to 12.25%, payable in monthly installments, through
  April 2003 and collateralized by vehicles and equipment. .        155,000              -
                                                              -------------  -------------
          Total. . . . . . . . . . . . . . . . . . . . . . .     43,181,000     12,620,000
          Less: current portion of long-term debt and notes
            payable. . . . . . . . . . . . . . . . . . . . .     43,181,000        100,000
                                                              -------------  -------------
          Total long-term debt and notes payable . . . . . .  $           -  $  12,520,000
                                                              =============  =============


     Concurrent with the acquisition of Baylor on July 23, 1998, and to provide the Company with cash to fund the acquisition and for other corporate purposes, the Company completed the sale of $15,000,000 of Senior Secured Notes due January 6, 1999 and $30,000,000 of 11.28% Senior Subordinated Notes due July 23, 2006 (the "Subordinated Notes") to Prudential. Proceeds from these financing transactions were used to fund the Baylor acquisition, repay $5,000,000 in bridge financing provided through Prudential Securities Credit Corporation on July 6, 1998 and provide working capital.

     The Subordinated Note and a warrant purchase agreement for 3,165,000 warrants relating to the Subordinated Notes ("The Warrant Purchase Agreement") imposed restrictions on the Company's activities including, without limitation, the payment of dividends or other distributions on its capital stock; incurring additional indebtedness; granting liens to secure any other indebtedness; making loans or advances to, or investments in, other persons or entities; liquidating, dissolving or merging with another company; dispositions of assets; transactions with affiliates; changing the nature of its business; and the issuance of additional shares of preferred stock. Further, the Company was required to meet certain minimum financial tests so long as the Subordinated Notes are outstanding. The Subordinated Note and Warrant Purchase Agreement also provided for customary affirmative and negative covenants.

     As  of  December  31,  1999,  and continuing through December 28, 2000, the
Company was not in compliance with certain financial covenants of the Subordinated Notes and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Further, quarterly interest payments due since July 23, 1999 on the Subordinated Notes had not been made by the Company. As a result of these compliance issues, the Subordinated Notes were included in current liabilities as of December 31, 1999.

     A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying approximately $12,000,000 cash, (ii) establishing $7,200,000 of new subordinated debt, ("12% Senior Subordinated Note") (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share, with a fair value of $1,232,000 fair value, and the Company agreed to re-price the existing warrants held by Prudential to $0.625 per share, with a fair value of $443,000. In addition, $500,000 is contingently payable upon the Company's securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. The Company has the right to repurchase, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for agreed periods of time.

      The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12% senior subordinated note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest expense due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On October 28, 1998, the Company entered into a Revolving Loan Agreement with Comerica Bank Texas ("Comerica"), as agent and lender, providing for a $25,000,000 revolving loan facility (the "Comerica Loan Agreement"). The Company, subject to a borrowing base formula, had drawn through December 31, 1998 $21,000,000 under the Comerica Loan Agreement to repay all of the interim $15,000,000 Prudential Senior Notes. Advances under the Comerica Loan Agreement bore interest at the greater of Comerica's daily prime rate or the federal funds rate plus .5%. Subject to certain limitations, the Company had the option under the Comerica Loan Agreement to convert to a LIBOR based interest rate calculation. The Company also paid a commitment fee equal to .25% per annum on the unused portion of the commitment under the Comerica Loan Agreement. Advances under the Comerica Loan Agreement were secured by substantially all of the assets of the Company and its subsidiaries. The Loan Agreement imposed certain restrictions on the Company's activities, including, without limitation, a prohibition on the payment of cash dividends on the Company's equity securities; limitations on incurring additional borrowed money indebtedness; limitations on incurring or permitting liens upon the assets of Company and its subsidiaries; limitations on making loans or advances to, or investments in, other persons or entities; limitations on the Company or its subsidiaries liquidating, dissolving or merging with another company; limitations on the disposition of assets by the Company and its subsidiaries; a prohibition on the Company changing the nature of its business; and a prohibition of the Company repurchasing its equity securities. Effective April 15, 1999, the Comerica Loan Agreement was amended to waive compliance with certain financial covenants through December 31, 1998 and to modify certain financial covenants prospectively. Comerica's commitment under the credit facility was reduced to $20,000,000, the interest rate adjusted to a base rate approximating prime plus 1%, and the maturity date was then modified to May 31, 2000.

     As of December 31, 1999, and continuing through September 2000, the Company was not in compliance with certain provisions of the Comerica Loan Agreement, as modified in 1999. The Company negotiated and entered into interim forbearance agreements with Comerica which have permitted additional time for seeking alternative financing sources. Outstanding borrowings under the Comerica Loan Agreement of $14,321,000 at December 31, 1999 were included in current maturities of long-term debt and notes payable in the accompanying financial statements.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender, was paid in full totaling $13,000,000 as a component of the transaction. As discussed in Note A, Specialty Finance as a participant in the Comerica senior facility, remains as the senior secured lender. The Company has received a waiver from Specialty Finance indicating that they have no intention of taking any action that would accelerate any payments from the Company of the amounts outstanding under the Revolving Loan Agreement prior to January 1, 2002. Accordingly, the $1,000,000 outstanding under this facility has been included in long-term debt in the accompanying financial statements.

     The new financing obtained during the year from Specialty Finance and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common shareholders. This could adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     The Company's Chairman and Chief Executive Officer, Larry H. Ramming, and the Ramming Family Partnership of which Mr. Ramming is a controlling person, was granted a waiver of the lock-up restrictions on their shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding notes payable (the 10% Notes) issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees. During the period from January 1, 1999 through April 15, 1999, at which time Mr. Ramming agreed to subordinate and delay future note payments so long as the Comerica senior secured credit facility remained outstanding, additional principal payments of $648,000 were paid to Mr. Ramming. As further consideration for the certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares which was voluntarily deferred in exchange for the commitment of the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


connection with financing transactions completed subsequent to December 31, 1999. At December 31, 1999, the remaining principal balance on this note, which was voluntarily subordinated to the Company's senior secured debt, was $569,000. Accrued interest and accrued but unpaid extension fees aggregated $270,000. The aggregate obligation was satisfied in 2000 with the issuance of 9,750 shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of Common Stock at $0.75 per share as further discussed in Note I. Management believes the terms and conditions of Mr. Ramming's loan to the Company were favorable to the Company as compared to those that could have been negotiated with outside parties.

I.  SHAREHOLDERS'  EQUITY  (DEFICIT):

Common  and  Preferred  Stock

     The Company's shareholders approved an increase in the authorized common stock ($.00001 par) from 50,000,000 shares up to 125,000,000 shares during 2000.
As of December 31, 1999 and 2000, 35,243,683 and 31,692,454 shares were issued and outstanding, respectively. The Company also has 5,000,000 shares of preferred stock ($.00001 par) authorized for designation. Under the Company's Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of the Company's preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by the stockholders of the Company, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

     In May 1999, the Company completed the sale of $2,100,000 of common stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of common stock for a five year period at $5.00 per share and 700,000 shares of common stock for a four year period at $4.00 per share. Additional warrants were issued to the investors in the private placement to purchase 63,000 shares of common stock for a five-year period at $5.00 per share as a penalty for non-registration of the private placement common stock within 150 days of the completion of the sale. Using the Black-Scholes pricing model, an estimated fair value of $219,000 was attributed to these warrants.

     In June 1998, the Company completed the sale through private placement of 196,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice. In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share, until the nine month anniversary of the date of issuance be convertible, at the election of the holder thereof, into of common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable
Preferred Stock. In the event shares of Redeemable Preferred were not Redeemed Stock on or before the nine month anniversary of the date of issuance, each unredeemed share became immediately convertible, at the election of the holder thereof, into of common stock at $2.75 per share (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock). Using the Black-Scholes pricing model and taking into account the discount upon conversion, an estimated fair value of $865,000 was attributed to the warrants issued in connection with the Redeemable Preferred Stock. This amount was accreted over the initial six-month redemption period in 1998 as a charge to net loss to common shareholders. During the years ended December 31, 1998 and 1999, the Company redeemed 56,000 and 8,000 shares, respectively, of Redeemable Preferred Stock for $1,400,000 and $200,000 plus accrued dividends, respectively, and subsequently retired those shares. The Company did not redeem any shares in 2000.

     In March 1999, one holder of the Company's 10% Junior Redeemable Preferred Stock converted 10,000 preferred shares into 121,000 common shares. In April and May 1999, three unaffiliated investor groups purchased from certain holders 70,000 shares of Redeemable Preferred with a face amount of $1,750,000, plus accrued payment-in-kind dividends thereon. The Company entered into an agreement with two of the investor groups for the preferred shares to cancel further dividend requirements and to convert such shares into

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1,167,000 shares of Common Stock 90 days after closing. The third investor group entered into an agreement with the Company to convert the preferred shares into 60,000 shares of common stock 90 days after closing and continue the preferred stock dividend until conversion to common stock. During the years ended December 31, 1999 and 2000, 40,000 and 30,000 preferred shares, respectively, had been converted into 667,000 and 560,000 common shares respectively. The three investor groups received warrants to purchase, for a five year period, 381,000 shares of Common Stock at $5.00 per share respectively. Using the Black-Scholes pricing model, the company recognized an inducement charge $460,000 related to the enhanced conversion rights of this preferred stock and a further inducement charge of $105,000 related to the warrant which were accreted over the agreement period in 1999 as a charge to net loss to common shareholders.

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties, the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 shares from $5.00 per share to $1.25 per share and to lower the exercise price on 100,000 shares to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of Redeemable Preferred held by certain of such unaffiliated parties and issued warrants to purchase 450,000 shares of common stock at an exercise price of $1.25 per share. During 2000, the 40,000 shares of Redeemable Preferred converted into 363,636 shares of common stock and the additional 952,153 shares of common stock were also issued. The Company relied upon Section 4(2) of the Act for the issuance of the warrant. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of parties, all of whom were accredited investors and sophisticated and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities. These transactions resulted in a charge to expense of $1,429,000.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a five year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share. The Agreement also provides for additional warrants to purchase an additional 1,250,000 shares of the Company's stock which are contingently issuable if certain revenue targets in the Alliance Agreement are not met at the end of three years. Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance
Agreement which effectively broadens and extends the term of the alliance between the Company and Halliburton that has been in effect since 1995. During 2000, the Company and Halliburton agreed to increase the number of shares to which the warrant is exercisable to 2,750,000 and to lower the exercise price to $1.25 per share.

     On April 28, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, which designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; has voting rights equivalent to 100 votes per share; and, may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate.

     In order for the Company to have available shares of authorized but unissued or committed share of common stock to accommodate the conversion features of preferred stock issued in connection with the Specialty Finance borrowing discussed in Note A, as well as common stock purchase warrants related to this financing, the Company negotiated during the period from April through June, 2000 with certain of its common stock shareholders to contribute an aggregate of 5,688,650 shares of common stock to the Company in exchange for 56,888 share of Series B Preferred Stock. This total included certain directors and officers of the Company who contributed 2,600,000 shares of common stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. During 2000, preferred dividends of an additional 3,497 shares were awarded to holders of Series B Preferred Stock.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into; and, may, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In August, 2000, the Company issued an aggregate of 3,000 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to its outside directors as reimbursement for expenses associated with their service as directors of the Company. The Company charged $344,000 to expense as a result of these transactions.

     In August, 2000, the Company issued 1,500 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 150,000 shares at $0.75 per share to Larry Ramming, its Chief Executive Officer, in exchange for compensation and benefits not paid to Mr. Ramming as required under his employment agreement. The Company charged $174,000 to expense as a result of these transactions.

     In June, 2000, the Company issued 9,750 Shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of common stock at $0.75 per share to Ramming Family Limited Partnership (the "Partnership"), of which Larry Ramming is a controlling person, in exchange for accrued obligations relating to renewals, modifications, points, and releases in connection with a loan to the Company in the original principal amount of $700,000. Subsequently, the Company also issued to the Partnership a warrant to purchase 2,000,000 shares of common stock at $0.75 per share in satisfaction of its obligation to do so at the inception of the loan. The Company charged $238,000 to expense for these warrants.

     During 2000, the Company issued 1,625 shares of its Series C Preferred Stock to third party providers of financial advisory services and as payment for other obligations; 2,000 shares of its Series C Preferred Stock and a warrant to purchase 100,000 shares of common stock at $0.75 per share to a third party provider of legal services; 2,000 shares of its Series C Preferred Stock to a third party in settlement of litigation; options to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to providers of legal services; an option to purchase 5,000 shares of common stock at $0.75 per share to a third party provider of consulting services; options to purchase 300,000 shares of common stock at $0.75 per share and 60,000 shares at $1.00 per share to a third party provider of financial advisory services; options to purchase 100,000 shares of common stock at $1.25 per share and 100,000 shares at $0.75 per share to a third party provided of financial advisory services; and an option to purchase to 35,000 shares at $0.75 per share to a consultant for accounting services; an option to purchase 15,000 shares of common stock at $0.75 per share to a director of the Company in connection with a personal loan to the Company; and a warrant to purchase 41,700 shares of common stock at $0.75 per share to an officer and director of the Company in satisfaction of Company obligations paid by such officer and director. The Company charged $758,000 to expense as a result of these transactions.

     On June 20, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.0001 par Value per share with a face value of $100 per share; has dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; has voting rights; and is redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $0.75 per share.

     In April and December 2000, the Company issued 3,000 shares, of its Series D Cumulative Junior Preferred Stock to three individuals in connection with the borrowing transaction with Specialty Finance.

     As further discussed in Note H, during December 2000, the Company issued 50,000 shares of Series E Cumulative Senior Preferred Stock; 80,000 shares of Series G Cumulative Convertible Preferred Stock; and warrants to purchase 8,800,000 shares of common stock at $0.625 per share to The Prudential Insurance Company of America in connection with the restructuring of the Company's obligations to Prudential. The Company also agreed to reduce the exercise price on an already outstanding warrant to purchase 3,165,000 shares of common stock to $0.625 per share.

     In connection with the $8,700,000 borrowing with Specialty Finance discussed in Note A, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. The fair value of the warrants issued in the transaction was $986,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Subsequently, in connection with the Seventh Amendment to Loan Agreement dated as of December 29, 2000, Specialty Finance agreed to convert $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, into 89,117 shares of the Company's Series H Cumulative Convertible Preferred Stock. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000. Specialty Finance Fund has the right to convert shares of the Series H Stock, and all accrued but unpaid dividends owing through the date of conversion, into shares of common stock. The number of shares of common stock to be issued on each share of Series H Stock is determined by dividing face value plus the amount of any accrued but unpaid dividends on the Series H Stock by 85% of the ninety day average of the high and low trading prices preceding the date of notice to the Company; provided, that the conversion shall not use a price of less than $0.75 per share and shall not be greater than $1.25 per share unless the conversion occurs between January 1, 2001 and December 31, 2002, when the price shall not be greater than $2.50 per share. If the Series H Stock is converted into common stock, the Company will also be obligated to issue warrants providing the holders of the Series H Stock with the right for a three year period to acquire shares of common stock, at a price equal to the conversion price determined above, equivalent to ten percent (10%) of the number of shares into which the shares of Series H Stock are converted.

     As of December 31, 1999 and 2000 the Company accrued $455,000 and $864,000, respectively, for dividends relating to all series of preferred stock.


Warrants:

     On September 18, 1997, placement agents in connection with a private placement offering for the sale of common stock were awarded 748,000 warrants at an exercise price of $1.20, which are exercisable for a period of three to five years from grant date. At December 31, 2000, 100,000 of these warrants remained outstanding.

     In connection with the acquistions of ITS and Code 3 in 1998, the Company issued warrants to purchase 2,000,000 and 500,000 shares, respectively of the Company's common stock at a price of $2.62 and $4.50 per share, respectively. During 1998 and 1999, certain of these warrants were exercised. During 2000, the warrants to purchase common stock at $2.62 per share were re-priced to $.0.625 per share in accordance with the warrant agreement. At December 31, 2000, warrants to purchase 800,000 shares at $0.625 per share and 300,000 shares at $4.50 per share remain outstanding.

     In connection with the July 23, 1998, sale of the Subordinated Notes referred to in Note H the Company issued to Prudential warrants to purchase, commencing on July 23, 2000 and terminating with the later of July 23, 2008, or six months after the Subordinated Notes are fully retired, 3,165,000 shares of common stock (the "Warrants") of the Company at an initial exercise price of $6.70 per share. The Warrants contain anti-dilution and repricing provisions that may result in downward adjustments to the exercise price upon the occurrence of certain events and a provision for the "cashless" exercise of the Warrants. The Company granted Prudential a one-time demand registration right and unlimited "piggyback" registration rights for the shares of common stock issuable upon the exercise of the Warrants. The Company and certain stockholders of the Company also agreed with Prudential that in the event of significant sales of securities of the Company by the Company or such stockholders, Prudential would be entitled to participate in such sale. Using the Black-Scholes pricing model, an estimated fair value of $2,382,000 was attributed to the Warrants issued in connection with the sale of the Subordinated Notes and was being periodically charged to interest expense over the term of the Subordinated Notes. As discussed in Note H these warrants were re-priced to $0.625 per share in 2000 in connection with the debt restructuring with Prudential.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of warrants outstanding as of December 31, 2000 is as follows:


                           EXERCISE PRICE      NUMBER
          EXPIRATION DATE     PER SHARE      OF SHARES
          ---------------  ---------------   ----------
          08/07/2002. . .  $          1.20      100,000
          01/03/2004. . .             0.625     800,000
          03/07/2004. . .             4.50      300,000
          04/17/2003. . .             5.00      220,000
          04/30/2003. . .             5.00       80,000
          05/05/2003. . .             5.00       20,000
          05/18/2003. . .             5.00       15,000
          05/22/2003. . .             5.00       25,000
          06/04/2003. . .             5.00      200,000
          06/05/2003. . .             5.00      170,000
          06/08/2003. . .             5.00       50,000
          05/22/2003. . .             1.25      100,000
          05/22/2003. . .             1.50      100,000
          07/23/2008. . .             0.625   3,165,000
          04/10/2008. . .             1.25    2,750,000
          04/23/2004. . .             0.75      288,936
          04/27/2004. . .             5.00      163,302
          05/03/2004. . .             5.00       18,130
          05/12/2004. . .             5.00      420,000
          05/12/2004. . .             4.00      700,000
          12/31/2004. . .             4.00      140,000
          12/31/2004. . .             5.00       36,286
          03/09/2005. . .             1.25      450,000
          04/17/2007. . .             0.75    2,000,000
          04/25/2005. . .             0.75      202,500
          04/25/2005. . .             0.625   2,500,000
          05/04/2005. . .             0.625   2,500,000
          05/04/2005. . .             0.75      924,939
          06/04/2005. . .             0.75    1,012,562
          06/27/2005. . .             0.75      975,000
          06/30/2005. . .             0.75    1,500,000
          06/30/2005. . .             0.625   3,000,000
          07/07/2005. . .             0.75      100,000
          08/24/2005. . .             0.75      450,000
          09/07/2005. . .             0.75       41,700
          12/28/2005. . .             0.625     729,985
          07/23/2008. . .             0.625   8,800,000
                                             ----------
                                             35,048,340
                                             ==========


401(k)  Plan:

     The Company sponsors a 40l(k) Plan adopted in 1999 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. During the years ended December 31, 1999 and 2000, the Company contributed approximately $280,000 and $70,000 under the Plan.

Stock  Options:

     A  summary of stock option plans in effect as of December 31, 2000 follows:

     1996 Incentive Stock Plan authorizing the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The 1996 Plan permitted the grant of incentive equity awards covering up to 960,000 shares of common stock. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 460,000 shares of common stock to employees who were the beneficial owners of 200,000 options that were previously granted by IWC Services. These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of $0.43 per share.

     1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock options covering an aggregate of 1,475,000 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2000, stock option grants covering an aggregate of 780,000 shares of Common Stock have been made under the Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 15,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options maybe exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2000, grants of stock options covering an aggregate of 192,000 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

     2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock options covering an aggregate of 2,345,000 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

     In March 1999, the Company awarded 288,000 options as compensation to an outside consultant at an exercise price of $2.50 per share, which vest over twelve months and are exercisable over a five-year period from the date of grant. Based on a Black-Scholes calculation, the Company recorded a $244,000 compensation charge related to the issuance of these options.

     In June, 2000, the Company issued options to purchase 150,000 shares at $0.75 per share to each member of the board of directors (other than Tracy Turner) and Dewitt Edwards, Vice President and Secretary.

     Additional non-plan option grants were issued to non-employee directors and employees during 2000 in the amount of 1,200,000 shares and to third party providers of legal services for 300,000 shares.

     In April, 2000 the Company voided stock options covering an aggregate of 3,007,000 shares of Common Stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter 2000, options covering an aggregate of 2,345,000 shares of common stock were issued at an exercise price of $0.75. No compensation expense was required to be recorded at the date of issue. However, as these options will be accounted for as a variable plan, future increases in the Company's stock price may result in recognition of compensation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option activity for the years ended December 31, 1998, 1999 and 2000 was as follows:

                                                        WEIGHTED
                                                         AVERAGE
                                           NUMBER    EXERCISE PRICE
                                         OF SHARES      PER SHARE
                                         ----------  ---------------
          Outstanding December 31, 1997  1,172,000   $          1.59
            Granted . . . . . . . . . .  1,645,000              2.85
            Exercised . . . . . . . . .   (354,000)              .80
            Cancelled . . . . . . . . .    (21,000)             2.00
                                         ----------  ---------------
          Outstanding December 31, 1998  2,442,000   $          2.55
            Granted . . . . . . . . . .  1,360,000              1.55
            Exercised . . . . . . . . .    (12,000)              .43
            Cancelled . . . . . . . . .   (168,000)             3.36
                                         ----------  ---------------
          Outstanding December 31, 1999  3,622,000              2.14
            Granted . . . . . . . . . .  4,565,000               .76
            Exercised . . . . . . . . .    (47,000)              .43
            Cancelled . . . . . . . . .   (197,000)             4.50
                                         ----------  ---------------
          Outstanding December 31, 2000  7,943,000   $           .76
                                         ==========  ===============

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

                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   1998            1999            2000
                                              --------------  --------------  --------------
Net loss to common shareholders  As reported  $  (3,937,000)  $ (32,360,000)  $ (22,216,000)
                                 Pro forma       (5,460,000)  $ (34,142,000)  $ (22,707,000)
Net loss per common share        As reported  $       (0.12)  $       (0.94)  $       (0.66)
                                 Pro forma    $       (0.17)  $       (0.99)  $       (0.67)


     The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant for 1999 and 2000. The following assumptions were applied in determining the pro forma compensation costs:


                                                  YEAR END DECEMBER 31,
                                                    1999      2000
                                                  --------  --------
          Risk-free interest rate. . . . . . . .      5.7%      6.0%
          Expected dividend yield. . . . . . . .        -         -
          Expected option life . . . . . . . . .   5 yrs.    5 yrs.
          Expected volatility. . . . . . . . . .    109.3%    141.9%
          Weighted average fair value of options
           Granted at market value . . . . . . .  $  1.37   $  0.75

     Summary information about the Company's stock options outstanding at December 31, 2000.

                                        WEIGHTED
                 UNDERLYING SHARES      AVERAGE          WEIGHTED         EXERCISABLE        WEIGHTED
RANGE OF                AT            CONTRACTUAL         AVERAGE             AT              AVERAGE
EXERCISE PRICE   DECEMBER 31, 2000  PERIODS IN YEARS  EXERCISE PRICE   DECEMBER 31, 2000  EXERCISE PRICE
---------------  -----------------  ----------------  ---------------  -----------------  ---------------
 .43 - $2.00             7,943,000               5.6  $          0.76          1,890,000  $          0.75

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.   RELATED  PARTY  TRANSACTIONS

     As further described in Notes H and I, the Company has entered into various financing and equity transactions with the Company's Chairman and Chief Executive Officer, Larry H. Ramming and the Ramming Family Limited Partnership, ("The Partnership") of which Mr. Ramming is a controlling person. Management believes the terms and conditions of the financing and equity transactions made with Mr. Ramming and the partnership to the Company are as favorable to the Company as could have been negotiated with outside parties.

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

     As discussed in Notes A and H, the Company has entered into financing transactions with an investment group, Specialty Finance. The managing member of Specialty Finance is also a member of the Company's Board of Directors.


K.   COMMITMENTS  AND  CONTINGENCIES:

     The Company leases vehicles, equipment and shop and equipment storage facilities under operating leases with terms in excess of one year.

     At December 31, 2000, future minimum lease payments under these non-cancelable operating leases are approximately:


                       YEARS ENDING DECEMBER 31:    AMOUNT
                      --------------------------  ----------
                      2001 . . . . . . . . . . .  $1,047,000
                      2002 . . . . . . . . . . .     892,000
                      2003 . . . . . . . . . . .     788,000
                      2004 . . . . . . . . . . .     623,000
                      2005 . . . . . . . . . . .     417,000
                      Thereafter . . . . . . . .     207,000
                                                  ----------
                                                  $3,974,000
                                                  ==========

     Rent expense for the years ended December 31, 1998, 1999 and 2000, was approximately $1,158,000, $2,001,000 and $1,557,000, and respectively.

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Additionally, the Company's liquidity problems and loan covenant defaults adversely impacted the Company's ability to pay certain vendors on a timely basis. As a consequence, a number of these vendors filed lawsuits against the Company and some have obtained judgments for the amount of their claims, plus costs. The Company has retained a third party to negotiate settlements of some of these claims and is actively engaged in defending or resolving others. The Company expects that it will be able to resolve these claims in an orderly fashion and does not believe that these suits or judgments or any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position. However, the Company's business, financial performance and prospects could be adversely affected if it is unable to adequately defend, pay or settle its accounts, including as a consequence of efforts to enforce existing or future judgments

     In May of 2000, the Company's subsidiary ITS filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding subordinated guaranty on ITS debt of approximately $1,500,000. This guaranty is subordinated to any senior debt and the obligation to respond is forestalled contractually so long as senior debt is outstanding. A judgment against the Company has been entered by a state district court, and that judgment is now on appeal. The Company does not believe the guaranty will be enforceable in accordance with its terms. The Company recorded a charge of $1,833,000 attributed to this guaranty. Further, the Company, in consultation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


with its counsel, believes that it is not probable that any creditors of ITS may successfully assert and realize collection against the Company.

L. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Information concerning operations in different business segments as of December 31, 1998, 1999 and 2000, and for the respective years then ended is presented below. Through September 30, 1999, the Company considered that it operated in three segments: Emergency Response and Restoration, Programs and Services (risk management, outsource purchasing, manufacturer's representation and services); and Manufacturing and Distribution. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Emergency Response and Restoration business segment and the domestic segment.

     As a result of the December 1999 decision to discontinue ITS's business operations, an assessment has been made that the Company's risk management programs formerly included in Programs and Services are more appropriately included with the Company's Emergency Response and Restoration business segment. Accordingly, business segment disclosures contained herein reflect this classification for all periods presented. Further, ITS and Baylor are presented as discontinued operations in the consolidated financial statements and are therefore excluded from the segment information for all periods.

                                    EMERGENCY      MANUFACTURING
                                   RESPONSE AND         AND
                                   RESTORATION     DISTRIBUTION     CONSOLIDATED
                                  --------------  ---------------  --------------
Year Ended December 31, 2000
  Net Operating Revenues . . . .  $  22,236,000   $    1,301,000   $  23,537,000
  Operating Income (Loss). . . .    (10,671,000)        (719,000)    (11,390,000)
  Identifiable Operating Assets.     17,584,000          542,000      18,126,000
  Capital Expenditures . . . . .        260,000                -         260,000
  Depreciation and Amortization.      2,665,000                -       2,665,000
  Interest expense . . . . . . .      7,029,000          425,000       7,454,000
Year Ended December 31, 1999
  Net Operating Revenues . . . .  $  28,418,000   $    4,677,000   $  33,095,000
  Operating Income (Loss). . . .    (17,296,000)      (2,688,000)    (19,984,000)
  Identifiable Operating Assets.     52,507,000          948,000      53,455,000
  Capital Expenditures . . . . .      3,501,000          302,000       3,803,000
  Depreciation and Amortization.      2,780,000          127,000       2,907,000
  Interest expense . . . . . . .      5,389,000          795,000       6,184,000
Year Ended December 31, 1998
  Net Operating Revenues . . . .  $  28,999,000   $    3,296,000   $  32,295,000
  Operating Income (Loss). . . .     (1,291,000)          89,000      (1,202,000)
  Identifiable Operating Assets.     80,484,000        1,672,000      82,156,000
  Capital Expenditures . . . . .      3,517,000           48,000       3,565,000
  Depreciation and Amortization.      1,402,000          120,000       1,522,000
  Interest expense . . . . . . .      3,385,000          353,000       3,738,000

DURING  THE  PERIODS  PRESENTED  BELOW,  THE  FOLLOWING  CUSTOMERS  REPRESENTED
SIGNIFICANT  CONCENTRATIONS  OF  CONSOLIDATED  REVENUES:



                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                            1998           1999           2000
                        -------------  -------------  -------------
            Customer A  $   2,956,000  $   3,890,000  $           -
            Customer B      4,405,000              -              -
            Customer C              -              -      4,086,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  Company's  revenues  are  generated  geographically  as  follows:


                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  1998           1999           2000
                              -------------  -------------  -------------
          Domestic customers            35%            80%            81%
          Foreign customers.            65%            20%            19%


     None of the Company's customers at December 31, 1998, 1999 and 2000 accounted for greater than ten percent of outstanding accounts receivable. The Company believes that future accounts receivable will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

M.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The table below summarizes the unaudited quarterly results of operations for 2000. Certain revisions have been made to previously reported data for the quarter ended March 31, 2000 in order to properly reflect the fair value attributed to certain equity transactions within that quarter. These revisions resulted in an addition to the losses of $1,679,000 ($.05 per share). In addition, certain reclassifications have been made to the September 30, 2000 data to conform to the yearend presentation.


                                                                           QUARTER ENDED

2000                                           MARCH 31, 2000    JUNE 30, 2000    SEPTEMBER 30, 2000    DECEMBER 31, 2000
--------------------------------------------  ----------------  ---------------  --------------------  -------------------
Revenues                                      $     7,523,000   $    4,449,000   $         5,631,000   $        5,934,000
Loss from continuing operations                    (3,459,000)      (4,346,000)           (8,047,000)          (6,880,000)
Net Loss                                           (2.683,000)      (4,408,000)           (9,722,000)          (4,486,000)
Net Loss attributable to common shareholders       (2,802,000)      (4,527,000)           (9,841,000)          (5,046,000)

Net loss per common share
        Basic                                           (0.08)           (0.13)                (0.31)               (0.14)
        Diluted                                         (0.08)           (0.13)                (0.31)               (0.14)

                                                                          QUARTER ENDED

1999                                           MARCH 31, 1999    JUNE 30, 1999    SEPTEMBER 30, 1999    DECEMBER 31, 1999
--------------------------------------------  ----------------  ---------------  --------------------  -------------------
Revenues                                      $    11,227,000   $    8,565,000   $         7,742,000   $        5,561,000
Loss from continuing operations                    (1,925,000)      (5,492,000)           (3,688,000)         (15,363,000)
Net Loss                                           (1,927,000)      (5,331,000)           (3,985,000)         (19,873,000)
Net Loss attributable to common shareholders       (2,017,000)      (5,664,000)           (4,562,000)         (20,117,000)

Net loss per common share
        Basic                                           (0.06)           (0.16)                (0.13)               (0.63)
        Diluted                                         (0.06)           (0.16)                (0.13)               (0.63)


     The quarterly data for 2000 presented above was not subjected to timely reviews by independent public accountants as previously disclosed in the Company's Form 10-Q's. In connection with the year end audit of the 2000 financial statements, these reviews were completed by the Company's independent public Accountants. The quarterly data for 1999 presented above has not been subjected to a review in accordance with standards established by the American
Institute  of  Certified  Public  Accountants.

     Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.     EVENTS  SUBSEQUENT  TO  DECEMBER  31,  2000  (UNAUDITED)

     In January 2001, the Company effected the conversion to common stock of all 60,385 shares of Series B Convertible Preferred Stock outstanding at December 31, 2000, as well as an additional 587 shares issued in January 2001 in lieu of cash dividends. The conversion required the issuance of 8,129,636 shares of common stock in the aggregate and resulted in the cancellation of all outstanding shares of Series B Convertible Preferred Stock.