Form 10-Q/A
period 2001-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2001-05-14
CIK 833845

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at July 17, 2000, was 31,174,877.
================================================================================

EXPLANATORY  NOTE:  PURPOSE  OF  THIS  AMENDMENT  ON  FORM  10-Q/A

     This form 10-Q/A amends Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") filed with the Securities and Exchange Commission on July 17, 2000. The purpose of this Form 10-Q/A is to amend the Company's first quarter financial information. This amendment results from a $1,679,000 provision to Other Expense required to properly reflect the fair value attributable to certain equity transactions within that quarter. After making this amendment, the Company's net loss increased by $1,679,000 ($0.05 per share). For the purposes of this Form 10-Q/A, and in accordance with the Rule 12b-5 under the Securities Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Original Form 10-Q which has been affected by the restatement. Except for Item 1 and Item 2 of Part 1, no other information in the Original Form 10-Q is amended by this Form 10-Q/A.

                                     PART I

                              FINANCIAL INFORMATION
                                    ITEM 1.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,     MARCH 31,
                                                                    1999           2000
                                                               --------------  -------------
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     739,000   $  1,379,000
  Receivables - net . . . . . . . . . . . . . . . . . . . . .      8,885,000     11,463,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .      8,226,000      8,048,000
  Prepaid expenses and other current assets . . . . . . . . .      1,402,000      1,135,000
                                                               --------------  -------------
          Total current assets. . . . . . . . . . . . . . . .     19,252,000     22,025,000
                                                               --------------  -------------
PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . .     28,101,000     27,570,000
OTHER ASSETS:
  Goodwill - net. . . . . . . . . . . . . . . . . . . . . . .     10,438,000     10,162,000
  Deposits and Other - net. . . . . . . . . . . . . . . . . .      4,457,000      4,023,000
                                                               --------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . .  $  62,248,000   $ 63,780,000
                                                               ==============  =============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $  14,858,000   $ 13,907,000
  Accrued liabilities and customer advances . . . . . . . . .      8,486,000     10,645,000
  Current maturities of long-term debt and notes payable. . .     43,231,000     44,511,000
                                                               --------------  -------------
          Total current liabilities . . . . . . . . . . . . .     66,575,000     69,063,000
                                                               --------------  -------------
LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . .              -              -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     132,000 and 92,000 issued and outstanding at December
     31, 1999 and March 31, 2000, respectively) . . . . . . .              -              -
  Common stock ($.00001 par, 50,000,000 shares authorized,
     35,244,000 and 35,506,000 shares issued and outstanding
     at December 31, 1999 and March 31, 2000,
     respectively). . . . . . . . . . . . . . . . . . . . . .              -              -

  Additional paid-in capital. . . . . . . . . . . . . . . . .     32,951,000     34,797,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .    (37,278,000)   (40,080,000)

                                                               --------------  -------------
          Total shareholders' deficit . . . . . . . . . . . .     (4,327,000)    (5,283,000)
                                                               --------------  -------------
          Total liabilities and shareholders' deficit . . . .  $  62,248,000   $ 63,780,000
                                                               ==============  =============

          See accompanying notes to consolidated financial statements.


                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                          THREE  MONTHS  ENDED
                                                                MARCH  31,
                                                        --------------------------
                                                            1999          2000
                                                        ------------  ------------
REVENUES . . . . . . . . . . . . . . . . . . . . . . .  $20,128,000   $13,702,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses . . . . . . . .   15,383,000     9,522,000
  Selling, General and Administrative. . . . . . . . .    3,687,000     2,835,000
  Depreciation and Amortization. . . . . . . . . . . .      938,000     1,050,000
                                                        ------------  ------------
                                                         20,008,000    13,407,000
                                                        ------------  ------------
Operating Income . . . . . . . . . . . . . . . . . . .      120,000       295,000
Interest Expense and Other, net. . . . . . . . . . . .    1,435,000     2,978,000
                                                        ------------  ------------
Loss From Continuing Operations Before Taxes . . . . .   (1,315,000)   (2,683,000)
Income Tax Expense . . . . . . . . . . . . . . . . . .       19,000             -
                                                        ------------  ------------
Loss From Continuing Operations. . . . . . . . . . . .   (1,334,000)   (2,683,000)
Loss From Discontinued Operations, Net of Income Taxes     (593,000)            -
                                                        ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . .   (1,927,000)   (2,683,000)
Preferred Stock Accretion. . . . . . . . . . . . . . .            -         9,000
Preferred Dividend Requirements. . . . . . . . . . . .       90,000       110,000
                                                        ------------  ------------
Net Loss Attributable to Common Shareholders . . . . .  $(2,017,000)  $(2,802,000)
                                                        ============  ============
Basic and Diluted Loss Per Common Share. . . . . . . .  $      (.06)  $      (.08)
                                                        ============  ============
Weighted Average Number Of Common Shares Outstanding .   33,084,000    35,254,000
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


                                  BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             THREE MONTHS ENDED MARCH 31, 2000
                                                        (UNAUDITED)

                                    PREFERRED STOCK          COMMON STOCK         ADDITIONAL                    TOTAL
                                  --------------------  -----------------------    PAID-IN     ACCUMULATED   SHAREHOLDER'S
                                   SHARES     AMOUNT      SHARES       AMOUNT      CAPITAL       DEFICIT       DEFICIT
                                  --------  ----------  -----------  ----------  -----------  -------------  -------------
BALANCES, December 31, 1999. . .  132,000                35,244,000              $32,951,000  $(37,278,000)  $ (4,327,000)
  Warrant discount accretion . .        -            -            -          -         9,000        (9,000)             -
  Preferred stock conversion to
     common stock. . . . . . . .  (40,000)           -      250,000          -     1,679,000             -      1,679,000
  Preferred stock dividends. . .        -            -            -          -       110,000      (110,000)             -
  Exercise of common stock
     options . . . . . . . . . .        -            -       12,000          -             -             -              -
  Warrants issued for consulting
     services. . . . . . . . . .        -            -            -          -        48,000             -         48,000
  Net Loss . . . . . . . . . . .        -            -            -          -             -    (2,683,000)    (2,683,000)
                                  --------  ----------  -----------  ----------  -----------  -------------  -------------
BALANCES, March 31, 2000 . . . .   92,000                35,506,000              $34,797,000  $(40,080,000)  $ (5,283,000)
                                  ========  ==========  ===========  ==========  ===========  =============  =============


                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                              THREE  MONTHS  ENDED
                                                                   MARCH  31,
                                                           ---------------------------
                                                               1999          2000
                                                           ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(1,927,000)  $ (2,683,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . .      938,000      1,050,000
  Non-cash charges associated with warrant costs. . . . .       74,000              -
  Common stock issues in exchange for services. . . . . .            -         48,000
  Bad debt expense. . . . . . . . . . . . . . . . . . . .       53,000         19,000
  Equity issued for services and settlements. . . . . . .            -      1,679,000
  Changes in assets and liabilities, net of acquisitions:
     Receivables. . . . . . . . . . . . . . . . . . . . .    1,713,000     (2,597,000)
     Inventories. . . . . . . . . . . . . . . . . . . . .     (448,000)       178,000
     Prepaid expenses and other current assets. . . . . .     (802,000)       267,000
     Deferred financing costs and other assets. . . . . .   (1,898,000)       434,000
     Change in net assets of discontinued operations. . .    3,034,000              -
     Accounts payable . . . . . . . . . . . . . . . . . .   (1,246,000)      (951,000)
     Accrued liabilities and customer advances. . . . . .     (940,000)     2,159,000
                                                           ------------  -------------
          Net cash provided by (used in) operating
            Activities. . . . . . . . . . . . . . . . . .   (1,449,000)      (397,000)
                                                           ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions. . . . . . . . . . . .   (1,154,000)      (243,000)
                                                           ------------  -------------
          Net cash used in investing activities . . . . .   (1,154,000)      (243,000)
                                                           ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit . . . . . . . . . . . .    1,550,000     13,369,000
  Debt repayments . . . . . . . . . . . . . . . . . . . .     (643,000)   (12,089,000)
  Preferred stock dividends . . . . . . . . . . . . . . .      (14,000)             -
  Preferred stock redemption. . . . . . . . . . . . . . .     (200,000)             -
                                                           ------------  -------------
  Net cash provided by (used in) financing activities . .      693,000      1,280,000
                                                           ------------  -------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .   (1,910,000)       640,000
CASH AND CASH EQUIVALENTS, beginning of period. . . . . .    3,930,000        739,000
                                                           ------------  -------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . .  $ 2,020,000   $  1,379,000
                                                           ============  =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest. . . . . . . . . . . . . . . . .  $ 2,117,000   $    376,000
  Cash paid for taxes . . . . . . . . . . . . . . . . . .       85,000        326,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued with financings . . . . . . . . . . . .            -          9,000
  Preferred stock dividends accrued . . . . . . . . . . .            -        110,000


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

     As of March 31, 2000, and continuing to date, the Company was not in compliance with certain financial covenants of the Prudential Subordinated Note and Warrant Purchase Agreement, as amended, including the Company's EBITDA to total liabilities ratio. Such financial covenant non-compliance continues through the date hereof. Prudential has delivered notice of acceleration to the Company, accelerating the maturity of the Company's obligations under the Prudential Subordinated Note and Warrant Purchase Agreement; however, as of the date of this filing, Prudential has not taken any further steps to complete the acceleration of the obligation. Further, quarterly interest payments due since July 23, 1999 on the Prudential Subordinated Note have not been made by the Company. Accordingly, the Company continues in default under the terms of the Subordinated Note and Warrant Purchase Agreement. The Company has been engaged in discussions with Prudential regarding the restructuring of the $30,000,000 Prudential Note and accrued interest thereon. Based on the uncertain status of the Company's discussions with Prudential, the outstanding balance of the Prudential Subordinated Notes of $28,121,000 has been included in current maturities on long-term debt and notes payable in the accompanying financial statements. An additional obligation to Prudential of $1,879,000, representing the remaining note face amount as of March 31, 2000 attributed to the warrants sold to Prudential, is included in additional paid-in capital and would also require funding in the event the debt was extinguished, for a total payment of $30,000,000.

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

                                      EMERGENCY      MANUFACTURING
                                     RESPONSE AND         AND
                                     RESTORATION     DISTRIBUTION    CONSOLIDATED
                                    --------------  ---------------  -------------
Three Months Ended March 31, 2000
  Net Operating Revenues . . . . .  $   7,215,000   $    6,487,000   $  13,702,000
  Operating Income (Loss). . . . .        353,000          (58,000)        295,000
  Identifiable Operating Assets. .     14,433,000       49,242,000      63,675,000
  Capital Expenditures . . . . . .         55,000          371,000         426,000
  Depreciation and Amortization. .        664,000          386,000       1,050,000
  Interest Expense . . . . . . . .      1,344,000            2,000       1,346,000
Three Months Ended March 31, 1999
  Net Operating Revenues . . . . .  $  10,402,000   $    9,726,000   $  20,128,000
  Operating Income (Loss). . . . .       (388,000)         508,000         120,000
  Identifiable Operating Assets. .     31,739,000       48,497,000      80,236,000
  Capital Expenditures . . . . . .        887,000          291,000       1,178,000
  Depreciation and Amortization. .        516,000          422,000         938,000
  Interest Expense . . . . . . . .      1,417,000            3,000       1,420,000

     For the three-month periods ended March 31, 1999 and 2000, the Company's revenues were substantially consistent with those for the year ended December 31, 1999 (domestic - 80%, foreign - 20%).

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

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of direction equivalent to 1 votes per share of common stock into which preferred shares are convertible into; and, may upon authorization of sufficient additional common shares at the next meeting of the Company's shareholders, be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $.75 per share conversion rate. After eighteen months of issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. Furthermore, in the event that within six months after issuance of such Series B Preferred Stock, the Company does not have available sufficient common shares necessary to fulfill conversion requests, then the annual dividend rate shall be increased to 15% per annum. To date, 10,400 shares of Series C Preferred Stock has been issued in exchange for indebtedness owned by the Company, including 9,750 shares issued to Larry H. Ramming, Chairman and Chief Executive Officer of the Company, in exchange for a subordinated promissory note and accrued interest owed to Mr. Ramming at March 31, 2000. In addition, Mr. Ramming was issued, subject to availability of shares of Common Stock, warrants to purchase 975,000 shares of the Company's Common Stock at $.75 per share.

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

                                                    THREE  MONTHS  ENDED
                                                         MARCH  31,
                                                  --------------------------
                                                      1999          2000
                                                  ------------  ------------
REVENUES
  Emergency Response and Restoration . . . . . .  $10,402,000   $ 7,215,000
  Manufacturing and Distribution . . . . . . . .    9,726,000     6,487,000
                                                  ------------  ------------
                                                  $20,128,000   $13,702,000
                                                  ------------  ------------

COST OF SALES AND OPERATING EXPENSES
  Emergency Response and Restoration . . . . . .  $ 8,811,000   $ 5,444,000
  Manufacturing and Distribution . . . . . . . .    6,572,000     4,078,000
                                                  ------------  ------------
                                                  $15,383,000   $ 9,522,000
                                                  ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)
  Emergency Response and Restoration . . . . . .  $ 1,463,000   $   754,000
  Manufacturing and Distribution . . . . . . . .    2,224,000     2,081,000
                                                  ------------  ------------
                                                  $ 3,687,000   $ 2,835,000
                                                  ------------  ------------

DEPRECIATION AND AMORTIZATION
  Emergency Response and Restoration . . . . . .  $   516,000   $   664,000
  Manufacturing and Distribution . . . . . . . .      422,000       386,000
                                                  ------------  ------------
                                                  $   938,000   $ 1,050,000
                                                  ------------  ------------

OPERATING INCOME (LOSS)
  Emergency Response and Restoration . . . . . .  $  (388,000)  $   353,000
  Manufacturing and Distribution . . . . . . . .      508,000       (58,000)
                                                  ------------  ------------
                                                  $   120,000   $   295,000
                                                  ------------  ------------

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


INTEREST  EXPENSE  AND  OTHER  INCLUDING  FINANCE  COSTS

     The decrease of $74,000 in interest expense is primarily due to the slight reduction in senior debt during the 1st quarter of 2001 as compared to 1st quarter of 1999. Other expense includes $1,679,000 relating to the inducement to provide for conversion of preferred stock to common stock.


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BOOTS  &  COOTS  INTERNATIONAL  WELL
                                   CONTROL,  INC.

                                   By:    /s/  LARRY  H.  RAMMING
                                     -------------------------------------
                                                Larry H. Ramming

                                             Chief Executive Officer

                                    (Principal Financial and Accounting Officer)

Date:  May  11,  2001