Form 10-Q
period 2001-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2001-05-14
CIK 833845

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 11, 2001, was 40,672,090.



================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item  1.     Financial  Information . . . . . . . . . . . . . . . . . . .      3
             Consolidated  Balance  Sheets  . . . . . . . . . . . . . . .      3
             Consolidated  Statements  of  Operations . . . . . . . . . .      4
             Consolidated  Statements  of  Shareholders'  Equity. . . . .      5
             Consolidated  Statements  of  Cash  Flows. . . . . . . . . .      6
             Notes  to  Consolidated  Financial  Statements . . . . . . .   7-11
Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations. . . . . . . . . . .  12-16
Item  3.     Quantitative and Qualitative Disclosures about Market Risk .     16

                                    PART  II
Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .     16
Item  2.     Changes  in  Securities  and  Use  of  Proceeds. . . . . . .     17
Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . .     17
Item  4.     Submissions  of  Matters  to  a  Vote  of Security Holders .     17
Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . .     17
Item  6.     Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . .  17-18

                           BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                           DECEMBER 31,     MARCH 31,
                                                                               2000           2001
                                                                          --------------  -------------
                                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,416,000   $  1,195,000
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,620,000      5,687,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        401,000        339,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .        547,000        338,000
                                                                          --------------  -------------
          Total current assets . . . . . . . . . . . . . . . . . . . . .      7,984,000      7,559,000
                                                                          --------------  -------------
PROPERTY AND EQUIPMENT- net. . . . . . . . . . . . . . . . . . . . . . .      7,971,000      7,512,000
OTHER ASSETS:
  Goodwill - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,903,000      1,887,000
  Deposits and other - net . . . . . . . . . . . . . . . . . . . . . . .        268,000        295,000
                                                                          --------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,126,000   $ 17,253,000
                                                                          ==============  =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,343,000   $  3,727,000
  Accrued liabilities and customer advances. . . . . . . . . . . . . . .      6,559,000      6,481,000
  Current maturities of long-term debt and notes payable . . . . . . . .        100,000        100,000
                                                                          --------------  -------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .     12,002,000     10,308,000
                                                                          --------------  -------------
LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000     12,520,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     365,000 and 304,000 issued and outstanding at December
     31, 2000 and March 31, 2001, respectively). . . . . . . . . . . . .              -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     31,692,000 and 39,822,000 shares issued and outstanding
     at December 31, 2000 and March 31, 2001, respectively). . . . . . .              -              -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     53,098,000     53,886,000
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .    (59,494,000)   (59,461,000)
                                                                          --------------  -------------
          Total shareholders' equity (deficit) . . . . . . . . . . . . .     (6,396,000)    (5,575,000)
                                                                          --------------  -------------
          Total liabilities and shareholders' equity (deficit) . . . . .  $  18,126,000   $ 17,253,000
                                                                          ==============  =============

     See accompanying notes to condensed consolidated financial statements.

                      BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                   THREE  MONTHS  ENDED
                                                                         MARCH  31,
                                                                 --------------------------
                                                                     2000         2001
                                                                 ------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,523,000   $ 8,973,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses. . . . . . . . . . . . .    5,914,000     6,145,000
  Selling, General and Administrative . . . . . . . . . . . . .    1,371,000     1,855,000
  Depreciation and Amortization . . . . . . . . . . . . . . . .      664,000       529,000
                                                                 ------------  ------------
                                                                   7,949,000     8,529,000
                                                                 ------------  ------------
Operating Income (Loss) . . . . . . . . . . . . . . . . . . . .     (426,000)      444,000
Interest expense (income) and other . . . . . . . . . . . . . .    3,033,000       (23,000)
                                                                 ------------  ------------
Income (Loss) From Continuing Operations. . . . . . . . . . . .   (3,459,000)      467,000
Income From Discontinued Operations, net of Income Taxes. . . .      776,000       300,000
                                                                 ------------  ------------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . .   (2,683,000)      767,000
Preferred Dividend Requirements & Accretions. . . . . . . . . .      119,000       734,000
                                                                 ------------  ------------
Net Income (Loss) Attributable to Common Shareholders . . . . .  $(2,802,000)  $    33,000
                                                                 ============  ============

Basic and Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . . . . . . .  $     (0.10)  $     (0.01)
                                                                 ============  ============
   Discontinued Operations. . . . . . . . . . . . . . . . . . .  $      0.02   $      0.01
                                                                 ============  ============
   Net Income (loss). . . . . . . . . . . . . . . . . . . . . .  $     (0.08)  $      0.00
                                                                 ============  ============

Weighted Average Common Shares Outstanding - Basic and Diluted.   35,254,000    37,564,000
                                                                 ============  ============

     See accompanying notes to condensed consolidated financial statements.

                                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        THREE MONTHS ENDED MARCH 31, 2001
                                                   (UNAUDITED)

                                                                                                        TOTAL
                                PREFERRED  STOCK     COMMON  STOCK      ADDITIONAL                   SHAREHOLDERS'
                                -----------------  -------------------    PAID-IN      ACCUMULATED      EQUITY
                                 SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT       (DEFICIT)
                                --------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, December 31, 2000. .  365,000   $     -  31,692,000  $     -  $53,098,000  $(59,494,000)  $ (6,396,000)
 Warrant discount
     accretion . . . . . . . .        -         -           -        -       13,000       (13,000)             -
  Preferred stock
    dividends accrued. . . . .        -         -           -        -      721,000      (721,000)             -
  Preferred stock
    conversion to common stock  (61,000)        -   8,130,000        -            -             -              -
  Warrants issued for
    consulting services. . . .        -         -           -        -       54,000             -         54,000
  Net Income . . . . . . . . .        -         -           -        -            -       767,000        767,000
                                --------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, March 31, 2000        304,000   $     -  39,822,000  $     -  $53,886,000  $(59,461,000)  $ (5,575,000)
                                ========  =======  ==========  =======  ===========  =============  =============

     See accompanying notes to condensed consolidated financial statements.

                     BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                  THREE  MONTHS  ENDED
                                                                       MARCH  31,
                                                              --------------------------
                                                                  2000          2001
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $(2,683,000)  $   767,000
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . .      664,000       529,000
     Common stock issues in exchange for services. . . . . .       48,000             -
     Bad debt expense. . . . . . . . . . . . . . . . . . . .       19,000        99,000
     Equity issued for services and settlements. . . . . . .    1,679,000        54,000
Changes in assets and liabilities, net of acquisitions:
     Receivables . . . . . . . . . . . . . . . . . . . . . .   (2,093,000)     (166,000)
     Inventories . . . . . . . . . . . . . . . . . . . . . .      125,000        62,000
     Prepaid expenses and other current assets . . . . . . .      148,000       209,000
     Deferred financing costs and other assets (not current)      819,000       (27,000)
     Accounts payable. . . . . . . . . . . . . . . . . . . .     (185,000)   (1,616,000)
     Accrued liabilities and customer advances . . . . . . .    2,009,000       (78,000)
     Change in net assets of discontinued operations . . . .   (1,103,000)            -
                                                              ------------  ------------
     Net cash used in operating activities . . . . . . . . .     (553,000)     (167,000)
                                                              ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions. . . . . . . . . . . .     (166,000)      (54,000)
                                                              ------------  ------------
     Net cash used in investing activities . . . . . . . . .     (166,000)      (54,000)
                                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit . . . . . . . . . . . .    1,280,000             -
                                                              ------------  ------------
     Net cash provided by  financing activities. . . . . . .    1,280,000             -
                                                              ------------  ------------
     Net increase (decrease) in cash and cash equivalents. .      561,000      (221,000)
CASH AND CASH EQUIVALENTS, Beginning of Period . . . . . . .      222,000     1,416,000
                                                              ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period . . . . . . . . . .  $   783,000   $ 1,195,000
                                                              ============  ============
Supplemental Cash Flow Disclosures:
      Cash paid for interest . . . . . . . . . . . . . . . .  $   374,000   $     6,000
Non-cash Investing and Financing Activities:
      Preferred stock dividends accrued. . . . . . . . . . .  $   110,000   $   721,000
                                                              ============  ============

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

A.  GOING  CONCERN

     The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto and the other financial information contained in this report and the audited financial statements and notes in the Company's annual report on Form 10K for the year ended December 31, 2000, and those reports filed previously with the Securities and Exchange Commission ("SEC").

     The Company receives the majority of its revenues from customers in the energy industry. Demand for the Company's products and services is impacted by the number and size of projects available which fluctuate as changes in oil and gas prices affect customers' exploration and production activities, forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Recent activity levels in the oil and gas sector have increased the frequency of high-risk work and the volume of prevention related projects. However, the Company's well control business has only recently begun to benefit to a meaningful degree from an increase in the volume of critical events. In the past, the well control business has provided the Company with the opportunity for profitable operating activities, but the timing of critical events is unpredictable. Consequently, the Company's financial performance has been, and continues to be, subject to significant fluctuations.

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2001, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first quarter of 2001, the result of these efforts was fully in place and the Company produced positive net income during the period.

     The prior years' operating losses resulted in an impairment of the Company's liquidity and an inability to pay certain vendors in a timely manner. This hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program in 2000 to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of March 31, 2001.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender at that time, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender.

     On October 24, 2000, the Company announced that it had reached agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's Common Stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right to repurchase, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for agreed periods of time.

     The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the subordinated note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt in excess of face value represents the accrual of future interest expense due on the face value of the subordinated note to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in the year ended December 31, 2000.

     The financing obtained during 2000 from Specialty Finance Fund I, LLC, and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common shareholders. This could adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     During the quarter ended March 31, 2001, the Company's generated a net cash deficit from operating activities of $167,000 and the Company utilized net cash of $54,000 in investing activities. Overall, the Company's net cash position decreased by $221,000 during the period. At March 31, 2001, the Company had a cash balance of $1,195,000 (see Part 1, Item 1, Consolidated Statement of Cash Flows).

     As of March 31, 2001, the Company's current assets totaled approximately $7,559,000 and current liabilities were $10,308,000, resulting in a working capital deficit of approximately $2,749,000. The Company's highly liquid current assets, represented by cash of $1,195,000 and receivables of $5,687,000, were collectively $3,426,000 less than the amount of current liabilities. Included in current liabilities is a provision of $1,833,000 related to a judgment against the Company for a guaranty (see Part 2, Item 1, Legal Proceedings). The Company has recently reached an agreement in principle to resolve this litigation which the Company is obligated to pay the full amount of that judgment by August 31, 2001, and has secured that obligation with a first lien against the accounts receivable of the Company up to the amount of the judgment. The payment of this obligation by August 31, 2001, absent additional financing, will have significant negative impact on the Company's liquidity and ability to pay its obligations. To alleviate the Company's liquidity problems the Company continues to pursue all available opportunities to raise new funds through both debt and equity financing, but has not secured any such financing at present.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed the Company experienced recurring losses from operations during 1999 and 2000. The uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company has filed a form 10-Q/A amending Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") filed with the Securities and Exchange Commission on July 17, 2000. The purpose of the Form 10-Q/A was to amend the Company's first quarter financial information for 2000. This amendment resulted from a $1,679,000 provision to Other Expense required to properly reflect the fair value attributable to certain equity transactions within that quarter. After making this amendment, the Company's net loss increased by $1,679,000 ($0.05 per share). For the purposes of the Form 10-Q/A, and in accordance with the Rule 12b-5 under the Securities Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Original Form 10-Q which has been affected by the restatement. Except for Item 1 and Item 2 of Part 1, no other information in the Original Form 10-Q is amended by the Form 10-Q/A.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, was adopted by the Company on January 1, 2001. The adoption in January 2001 did not have a material impact on the financial statements of the Company.

C.  DISCONTINUED  OPERATIONS

     As previously discussed, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001. See Part 2, Item 1, Legal Proceeding.

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company believes it is not probable that an accounting of the transactions between the parties will demonstrate there is a liability owing by the parties to the ITS Chapter 7 estate.

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

     As previously discussed, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001. See Part 2, Item 1, Legal Proceeding.

E.  BUSINESS  SEGMENT  INFORMATION

     Information concerning operations in different business segments at March 31, 2000 and 2001, and for the three-month periods then ended is presented below. The Company considers that it operates in three segments: Response, Prevention and Restoration. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. In addition, general and corporate are included in the calculation of identifiable assets and are included in the Response and Restoration business segment and the domestic segment.

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Response, Prevention and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segments disclosures included in this report reflect this classification for all periods presented. Identifiable assets at March 31, 2000, exclude $31,087,000 of net assets of discontinued operations.


                                      Response    Prevention    Restoration    Consolidated
                                     -----------  -----------  -------------  --------------
Three Months Ended March 31, 2001:
  Net Operating Revenues. . . . . .  $ 6,995,000  $ 1,150,000  $    828,000   $   8,973,000
  Operating Income (Loss) . . . . .      410,000      528,000      (494,000)        444,000
  Identifiable Operating Assets . .   13,450,000    2,211,000     1,592,000      17,253,000
  Capital Expenditures. . . . . . .       47,000        4,000         3,000          54,000
  Depreciation and Amortization . .      396,000       56,000        77,000         529,000
  Interest Expense. . . . . . . . .       37,000        6,000         4,000          47,000
Three Months Ended March 31, 2000:
  Net Operating Revenues. . . . . .  $ 5,379,000  $   496,000  $  1,648,000   $   7,523,000
  Operating Income (Loss) . . . . .      395,000       27,000      (848,000)       (426,000)
  Identifiable Operating Assets . .   19,112,000    3,142,000     2,262,000      24,516,000
  Capital Expenditures. . . . . . .      119,000       11,000        36,000         166,000
  Depreciation and Amortization . .      463,000       40,000       161,000         664,000
  Interest Expense. . . . . . . . .      962,000       89,000       293,000       1,344,000

     For the three-month periods ended March 31, 2000 and 2001, the Company's revenues were substantially consistent with those for the year ended December 31, 2000 (domestic - 81%, foreign - 19%).

F.  EARNINGS  PER  SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, the Company incurred a loss to common shareholders before consideration of the income from discontinued operations. As a result, the potential dilutive effect of options, warrants and preferred stock conversions is not calculated because to do so would have been antidilutive for the period presented. The excluded securities include: (1) 35,048,000 common shares issuable upon exercise of stock purchase warrants; (2) 1,680,000 common shares issuable upon conversion of senior convertible debt; 7,913,000 common shares issuable upon exercise of stock options; (4) 25,508,000 common shares issuable upon conversion of convertible preferred stock. For the three months ended March 31,2000, the Company had a loss which precluded calculating the potential dilutive effect of options, warrants and preferred stock because to do so would reduce the loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information included in this report and contained in the Company's periodic reports previously filed with the Commission.

     The Company completed the acquisitions of: Boots & Coots, L.P. as of July 31, 1997; ABASCO, Inc. as of September 25, 1997; ITS Supply Corporation as of January 2, 1998; Boots & Coots Special Services, Inc. (formerly known as Code 3, Inc.) as of February 20, 1998; Baylor Company as of July 23, 1998, and HAZ-TECH Environmental Services, Inc. as of November 4, 1998. For all periods presented, the operations of ITS and Baylor have been reclassified as discontinued operations.

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Response, Prevention and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segments disclosures included in this report reflect this classification for all periods presented.

                                         Three  Months  Ended
                                              March  31,
                                       ------------------------
                                          2000         2001
                                       -----------  -----------
Revenues
  Response. . . . . . . . . . . . . .  $5,379,000   $6,995,000
  Prevention. . . . . . . . . . . . .     496,000    1,150,000
  Restoration . . . . . . . . . . . .   1,648,000      828,000
                                       -----------  -----------
                                       $7,523,000   $8,973,000
                                       -----------  -----------
Cost of Sales and Operating Expenses
  Response. . . . . . . . . . . . . .  $3,526,000   $4,762,000
  Prevention. . . . . . . . . . . . .     341,000      370,000
  Restoration . . . . . . . . . . . .   2,047,000    1,013,000
                                       -----------  -----------
                                       $5,914,000   $6,145,000
                                       -----------  -----------
Selling, General and Administrative
Expenses  (1)
  Response. . . . . . . . . . . . . .  $  993,000   $1,427,000
  Prevention. . . . . . . . . . . . .      89,000      195,000
  Restoration . . . . . . . . . . . .     289,000      233,000
                                       -----------  -----------
                                       $1,371,000   $1,855,000
                                       -----------  -----------
Depreciation and Amortization (2)
  Response. . . . . . . . . . . . . .  $  463,000   $  396,000
  Prevention. . . . . . . . . . . . .      40,000       56,000
  Restoration . . . . . . . . . . . .     161,000       77,000
                                       -----------  -----------
                                       $  664,000   $  529,000
                                       -----------  -----------
Operating Income (Loss)
  Response. . . . . . . . . . . . . .  $  395,000   $  410,000
  Prevention. . . . . . . . . . . . .      27,000      528,000
  Restoration . . . . . . . . . . . .    (848,000)    (494,000)
                                       -----------  -----------
                                       $ (426,000)  $  444,000
                                       -----------  -----------

(1) Corporate selling, general and administrative expenses have been allocated pro rata among segments based upon relative revenues.
(2) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 WITH THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

     Response revenues were $6,995,000 for the quarter ended March 31, 2001, compared to $5,379,000 for the quarter ended March 31, 2000, an increase of $1,616,000 (30.0%) in the current period. The principal component of the increase was a $2,720,000 increase in revenues as a result of the success of the risk management product "WELLSURE". Under the "WELLSURE" program, the Company acted as lead contractor on two critical well control events during the first quarter of 2001. Segment revenues were partially offset by a planned strategic reduction in the lower margin consulting business.

     Prevention revenues were $1,150,000 for the three months ended March 31, 2001, representing an increase of $654,000 (131.9%) compared to the same period of the prior year. This is primarily the result of the successful expansion of this segment through strategic engineering initiatives for new and existing domestic and foreign customers. Additional revenue increases were associated with the Company's service fees in conjunction with the WELLSURE insurance program.

     Restoration revenues were $828,000 for the three months ended March 31, 2001, representing a decrease of $820,000 (49.8%) compared to the same period of the prior year. The decrease was primarily attributable to the lack of a large international project that occurred during the 2000 quarter and decreased plant "shut-down" opportunities in the petrochemical industry for the Special Services group ($710,000). Additionally, there were reduced sales at Abasco due to a continuing decline in international direct sales efforts and support ($110,000).

COST  OF  SALES  AND  OPERATING  EXPENSES

     Response cost of sales and operating expenses increased by $1,236,000 for the quarter ended March 31, 2001, an increase of 35.0% in comparison to the first quarter of last year as a result of increased third party costs under the Company's, previously described, lead contracting role associated with two WELLSURE critical well events.

     The increase in Prevention cost of sales and operating expenses of $29,000 (8.7%) for the quarter ended March 31, 2001 compared to the prior quarter represents a nominal increase for this segment as most of the related costs associated with the services are primarily fixed.

     The decrease in Restoration cost of sales and operating expenses of $1,034,000 (50.5%) for the quarter ended March 31, 2001 is primarily due to the absence of the large international project that occurred during the 2000 quarter and reduced operating expenses at Abasco due to the decision to outsource the manufacture of Abasco products.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administrative expenses increased during the quarter ended March 31, 2001 compared to the prior year Quarter due to requisite additions in administrative and accounting staffing and systems. Additional costs were incurred in support of business development and sales initiatives required for strategic revenue growth. Also included in the increase is a non-cash charge of $148,000 for consulting fees and compensation related to certain securities valuations. As previously footnoted on the segmented financial table, Corporate selling, general and administrative expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

     Selling, general and administrative expenses for the Response segment were $1,427,000 for the quarter ended March 31, 2001, compared to $993,000 for the quarter ended March 31, 2000, an increase of $434,000 (43.7%) from the comparable quarter of the prior year as a result of the cost increases described above and the pro rata revenue basis utilized for allocation of costs.

     The increase in Prevention selling, general and administrative expenses of $106,000 (119.8%) for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, is primarily the result of increased business development support and the pro rate revenue basis utilized for allocation of costs.

     The decrease in Restoration selling, general and administrative expenses of $56,000 (19.4%) for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, is primarily the result of the pro rata revenue basis utilized for allocation of costs.

DEPRECIATION  AND  AMORTIZATION

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in amortization of deferred loan charges that were charged to income during the year ended December 31, 2000, related to the re-financing of the Company's long term debt. As previously footnoted on the segmented financial table, Depreciation and Amortization expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

INTEREST  AND  OTHER  EXPENSES

     The other income of $23,000 for the three months ended March 31, 2001 compares to $3,051,000 of expense in the prior year period as a result of the restructuring of the majority of the Company's senior and subordinated debt with equity. The three months ended March 31, 2000 also include a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto and the other financial information contained in this report and the audited financial statements and notes in the Company's annual report on Form 10K for the year ended December 31, 2000, and those reports filed previously with the Securities and Exchange Commission ("SEC").

     The Company receives the majority of its revenues from customers in the energy industry. Demand for the Company's products and services is impacted by the number and size of projects available which fluctuate as changes in oil and gas prices affect customers' exploration and production activities, forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

     Recent activity levels in the oil and gas sector have increased the frequency of high-risk work and the volume of prevention related projects. However, the Company's well control business has only recently begun to benefit to a meaningful degree from an increase in the volume of critical events. In the past, the well control business has provided the Company with the opportunity for profitable operating activities, but the timing of critical events is unpredictable. Consequently, the Company's financial performance has been, and continues to be, subject to significant fluctuations.

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2001, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first quarter of 2001, the result of these efforts was fully in place and the Company produced positive net income during the period.

     The prior years' operating losses resulted in an impairment of the Company's liquidity and an inability to pay certain vendors in a timely manner. This hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program in 2000 to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of March 31, 2001.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender at that time, was paid in full as a component of the transaction. Specialty Finance Fund I, LLC, as a participant in the Comerica senior facility, remains as the senior secured lender.

     On October 24, 2000, the Company announced that it had reached agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's Common Stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right to repurchase, at a discount to face value, all of the debt, stocks and warrants issued to Prudential for agreed periods of time.

     The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the subordinated note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt in excess of face value represents the accrual of future interest expense due on the face value of the subordinated note to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in the year ended December 31, 2000.

     The financing obtained during 2000 from Specialty Finance Fund I, LLC, and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common shareholders. This could adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     During the quarter ended March 31, 2001, the Company's generated a net cash deficit from operating activities of $167,000 and the Company utilized net cash of $54,000 in investing activities. Overall, the Company's net cash position decreased by $221,000 during the period. At March 31, 2001, the Company had a cash balance of $1,195,000 (see Part 1, Item 1, Consolidated Statement of Cash Flows).

     As of March 31, 2001, the Company's current assets totaled approximately $7,559,000 and current liabilities were $10,308,000, resulting in a working capital deficit of approximately $2,749,000. The Company's highly liquid current assets, represented by cash of $1,195,000 and receivables of $5,687,000, were collectively $3,426,000 less than the amount of current liabilities. Included in current liabilities is a provision of $1,833,000 related to a judgment against the Company for a guaranty (see Part 2, Item 1, Legal Proceedings). The Company has recently reached an agreement in principle to resolve this litigation which the Company is obligated to pay the full amount of that judgment by August 31, 2001, and has secured that obligation with a first lien against the accounts receivable of the Company up to the amount of the judgment. The payment of this obligation by August 31, 2001, absent additional financing, will have significant negative impact on the Company's liquidity and ability to pay its obligations. To alleviate the Company's liquidity problems the Company continues to pursue all available opportunities to raise new funds through both debt and equity financing, but has not secured any such financing at present.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed the Company experienced recurring losses from operations during 1999 and 2000. The uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at March 31, 2000 and March 31, 2001, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $62,000 and $10,000 for the quarters ended March 31, 2000 and March 31, 2001, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

     As previously discussed, the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001.

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company believes it is not probable that an accounting of the transactions between the parties will demonstrate there is a liability owing by the parties to the ITS Chapter 7 estate.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


     (a)  Exhibits

Exhibit No.                               Document
----------    ----------------------------------------------------------------------
 3.01      -- Amended and Restated Certificate of Incorporation(1)
 3.02      -- Amendment to Certificate of Incorporation(2)
 3.03      -- Amended Bylaws(3)
 4.01      -- Specimen Certificate for the Registrant's Common
              Stock(4)
 4.02      -- Certificate of Designation of 10% Junior Redeemable
              Convertible Preferred Stock(5)
 4.03      -- Certificate of Designation of Series A Cumulative Senior Preferred Stock(6)
 4.04      -- Certificate of Designation of Series B Convertible Preferred Stock(7)
 4.05      -- Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(8)
 4.06      -- Certificate of Designation of Series D Cumulative Junior Preferred Stock(9)
 4.07      -- Certificate of Designation of Series E Cumulative Senior Preferred Stock
 4.08      -- Certificate of Designation of Series F Convertible Senior Preferred Stock
 4.09      -- Certificate of Designation of Series G Cumulative Convertible Preferred Stock
 4.10      -- Certificate of Designation of Series H Cumulative Convertible Preferred Stock
10.01      -- Alliance Agreement between IWC Services, Inc. and
              Halliburton Energy Services, a division of Halliburton
              Company(10)
10.02      -- Executive Employment Agreement of Larry H. Ramming(11)
10.03      -- Executive Employment Agreement of Brian Krause(12)


Exhibit No.                               Document
----------    ----------------------------------------------------------------------
10.04      -- 1997 Incentive Stock Plan(13)
10.05      -- Outside Directors' Option Plan(14)
10.06      -- Executive Compensation Plan(15)
10.07      -- Halliburton Center Sublease(16)
10.08      -- Registration Rights Agreement dated July 23, 1998,
              between Boots & Coots International Well Control, Inc. and
              The Prudential Insurance Company of America(17)
10.09      -- Participation Rights Agreement dated July 23, 1998, by
              and among Boots & Coots International Well Control, Inc.,
              The Prudential Insurance Company of America and certain
              stockholders of Boots & Coots International Well Control,
              Inc.(18)
10.10      -- Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America(19)
10.11      -- Loan Agreement dated October 28, 1998, between Boots &
              Coots International Well Control, Inc. and Comerica
              Bank - Texas(20)
10.12      -- Security Agreement dated October 28, 1998, between
              Boots & Coots International Well Control, Inc. and Comerica
              Bank - Texas(21)
10.13      -- Executive Employment Agreement of Jerry Winchester(22)
10.14      -- Executive Employment Agreement of Dewitt Edwards(23)
10.15      -- Office Lease for 777 Post Oak(24)
10.16      -- Open
10.17      -- Open
10.18      -- Third Amendment to Loan Agreement dated April 21, 2000 (25)
10.19      -- Fourth Amendment to Loan Agreement dated May 31, 2000(26)
10.20      -- Fifth Amendment to Loan Agreement dated May 31, 2000(27)
10.21      -- Sixth Amendment to Loan Agreement dated June 15, 2000(28)
10.22      -- Seventh Amendment to Loan Agreement dated December 29,2000(29)
10.23      -- Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated December 28, 2000
10.25      -- Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton Energy Services, Inc. (30)
10.26      -- Letter of Engagement, dated April 10, 2000, with Maroon Bells (31)
10.27      -- Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Volker, Moore (32)
10.28      -- Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(33)
21.01      -- List of subsidiaries(34)
24.01      -- Power of Attorney (included on Signature Page)


(b)     Reports  on  Form  8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BOOTS  &  COOTS  INTERNATIONAL  WELL
                                 CONTROL,  INC.

                                 By:        /s/  LARRY  H.  RAMMING
                                    --------------------------------------------
                                                 Larry H. Ramming
                                             Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

Date: May 11, 2001