Form 10-Q
period 2001-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2001-08-13
CIK 833845

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 10, 2001, was 40,931,000.


================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION
                                   (unaudited)


                                                                      PAGE
                                                                      -----
Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .  3
         Condensed Consolidated Balance Sheets . . . . . . . . . . .  3
         Condensed Consolidated Statements of Operations . . . . . .  4
         Condensed Consolidated Statements of Shareholders' Equity .  5
         Condensed Consolidated Statements of Cash Flows . . . . . .  6
         Notes to Condensed Consolidated Financial Statements. . . .  7-11
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .  12-17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.  17

                                    PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  18
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . .  18
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  18
Item 4.  Submissions of Matters to a Vote of Security Holders  . . .  18
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  18
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  19-21

                               BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                                                                DECEMBER 31,     JUNE 30,
                                                                                    2000           2001
                                                                               --------------  -------------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,416,000   $    958,000
  Accounts receivables - net of allowance of $1,339,000 and $927,000
    (unaudited) at December 31, 2000 and June 30, 2001, respectively. . . . .      5,620,000      8,783,000
  Restricted receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .              -        783,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        401,000        368,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        547,000        429,000
                                                                               --------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      7,984,000     11,321,000
                                                                               --------------  -------------
PROPERTY AND EQUIPMENT- net . . . . . . . . . . . . . . . . . . . . . . . . .      7,971,000      7,019,000
OTHER ASSETS:
  Goodwill - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,903,000      1,873,000
  Deposits and other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        268,000        298,000
                                                                               --------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,126,000   $ 20,511,000
                                                                               ==============  =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $     100,000   $    692,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,343,000      6,499,000
  Accrued liabilities and customer advances . . . . . . . . . . . . . . . . .      6,559,000      4,925,000
                                                                               --------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .     12,002,000     12,116,000
                                                                               --------------  -------------
LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000     12,520,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
    365,000 and 304,000 (unaudited) shares issued and outstanding
    at December 31, 2000 and June 30, 2001, respectively) . . . . . . . . . .              -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
    31,692,000 and 40,931,000  (unaudited)  shares issued and outstanding
    at December 31, 2000 and June 30, 2001, respectively) . . . . . . . . . .              -              -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     53,098,000     55,054,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (59,494,000)   (59,179,000)
                                                                               --------------  -------------
          Total shareholders' equity (deficit). . . . . . . . . . . . . . . .     (6,396,000)    (4,125,000)
                                                                               --------------  -------------
          Total liabilities and shareholders' equity (deficit). . . . . . . .  $  18,126,000   $ 20,511,000
                                                                               ==============  =============


     See accompanying notes to condensed consolidated financial statements.

                                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                   JUNE 30,
                                                                  -------------------------  -------------------------
                                                                      2000         2001          2000         2001
                                                                  ------------  -----------  ------------  -----------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,449,000   $12,076,000  $11,972,000   $21,049,000
COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses . . . . . . . . . . . . .    4,271,000     8,585,000   10,696,000    15,341,000
  Selling, General and Administrative. . . . . . . . . . . . . .      825,000     1,244,000    1,685,000     2,488,000
  Depreciation and Amortization. . . . . . . . . . . . . . . . .      673,000       531,000    1,337,000     1,060,000
                                                                  ------------  -----------  ------------  -----------
                                                                    5,769,000    10,360,000   13,718,000    18,889,000
                                                                  ------------  -----------  ------------  -----------
Operating Income (Loss). . . . . . . . . . . . . . . . . . . . .   (1,320,000)    1,716,000   (1,746,000)    2,160,000
Interest expense, net and other. . . . . . . . . . . . . . . . .    3,026,000       740,000    6,059,000       717,000
                                                                  ------------  -----------  ------------  -----------
Income (Loss) From Continuing Operations . . . . . . . . . . . .   (4,346,000)      976,000   (7,805,000)    1,443,000
Income (Loss) From Discontinued Operations, net of Income Taxes.      (62,000)           --      714,000       300,000
                                                                  ------------  -----------  ------------  -----------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .   (4,408,000)      976,000   (7,091,000)    1,743,000
Preferred Dividend Requirements & Accretions . . . . . . . . . .      119,000       694,000      238,000     1,428,000
                                                                  ------------  -----------  ------------  -----------
Net Income (Loss) Attributable to Common Shareholders. . . . . .  $(4,527,000)  $   282,000  $(7,329,000)  $   315,000
                                                                  ============  ===========  ============  ===========

Basic Earnings (Loss) per Common Share:
  Continuing Operations. . . . . . . . . . . . . . . . . . . . .  $     (0.13)  $      0.01  $     (0.23)  $      0.00
                                                                  ============  ===========  ============  ===========
  Discontinued Operations. . . . . . . . . . . . . . . . . . . .  $      0.00   $      0.00  $      0.02   $      0.01
                                                                  ============  ===========  ============  ===========
  Net Income (loss). . . . . . . . . . . . . . . . . . . . . . .  $     (0.13)  $      0.01  $     (0.21)  $      0.01
                                                                  ============  ===========  ============  ===========

Weighted Average Common Shares Outstanding - Basic . . . . . . .   33,819,000    40,522,000   34,536,000    39,051,000
                                                                  ============  ===========  ============  ===========

Diluted Earnings (Loss) per Common Share:
  Continuing Operations. . . . . . . . . . . . . . . . . . . . .  $     (0.13)  $      0.01  $     (0.23)  $      0.00
                                                                  ============  ===========  ============  ===========
  Discontinued Operations. . . . . . . . . . . . . . . . . . . .  $      0.00   $      0.00  $      0.02   $      0.01
                                                                  ============  ===========  ============  ===========
  Net Income (loss). . . . . . . . . . . . . . . . . . . . . . .  $     (0.13)  $      0.01  $     (0.21)  $      0.01
                                                                  ============  ===========  ============  ===========

Weighted Average Common Shares Outstanding - Diluted . . . . . .   33,819,000    41,344,000   34,536,000    40,650,000
                                                                  ============  ===========  ============  ===========


     See accompanying notes to condensed consolidated financial statements.

                                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                            SIX MONTHS ENDED JUNE 30, 2001
                                                      (UNAUDITED)


                                                                                                            TOTAL
                                     PREFERRED STOCK      COMMON STOCK       ADDITIONAL                  SHAREHOLDERS'
                                    -----------------  -------------------    PAID-IN      ACCUMULATED      EQUITY
                                     SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL        DEFICIT       (DEFICIT)
                                    --------  -------  ----------  -------  ------------  -------------  -------------
BALANCES, December 31, 2000         365,000   $     -  31,692,000  $     -  $53,098,000   $(59,494,000)  $ (6,396,000)
 Warrant discount
     Accretion . . . . . . . . .          -         -           -        -       27,000        (27,000)             -
  Common stock issued for
    services and settlements . .          -         -   1,109,000        -      575,000              -        575,000
  Preferred stock
    dividends accrued. . . . . .          -         -           -        -    1,401,000     (1,401,000)             -
  Preferred stock
    conversion to common stock .    (61,000)        -   8,130,000        -            -              -              -
  Warrants issued for
    consulting services. . . . .          -         -           -        -       54,000              -         54,000
  Transaction costs of convertible
    debt financing . . . . . . .          -         -           -        -     (101,000)             -       (101,000)
  Net Income . . . . . . . . . .          -         -           -        -            -      1,743,000      1,743,000
                                    --------  -------  ----------  -------  ------------  -------------  -------------
BALANCES, June 30, 2001             304,000   $     -  40,931,000  $     -  $55,054,000   $(59,179,000)  $ (4,125,000)
                                    ========  =======  ==========  =======  ============  =============  =============


     See accompanying notes to condensed consolidated financial statements.

                      BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
                                                                   2000           2001
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $ (7,091,000)  $ 1,743,000
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .     1,337,000     1,060,000
    Bad debt expense. . . . . . . . . . . . . . . . . . . . .       130,000       286,000
    Equity issued for services and settlements. . . . . . . .     3,783,000        54,000
                                                               -------------  ------------
    Net cash provided by operating activities before changes.
      in assets and liabilities                                  (1,841,000)    3,143,000
Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . .        70,000    (4,232,000)
    Inventories . . . . . . . . . . . . . . . . . . . . . . .       112,000        33,000
    Prepaid expenses and other current assets . . . . . . . .       482,000       118,000
    Deferred financing costs and other assets . . . . . . . .      (809,000)      (30,000)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      (506,000)    1,156,000
    Accrued liabilities and customer advances . . . . . . . .     2,321,000    (1,160,000)
    Change in net assets of discontinued operations . . . . .    (2,668,000)            -
                                                               -------------  ------------
    Net cash used in operating activities . . . . . . . . . .    (2,839,000)     (972,000)
                                                               -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposition of assets . . . . . . . . . . . . . . . . . .       163,000         1,000
    Property and equipment additions. . . . . . . . . . . . .       (68,000)      (79,000)
                                                               -------------  ------------
    Net cash provided by/used in investing activities . . . .        95,000       (78,000)
                                                               -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt repayments . . . . . . . . . . . . . . . . . . . . .   (15,529,000)           --
    Borrowings under line of credit . . . . . . . . . . . . .    12,756,000            --
    Proceeds from pledging arrangement. . . . . . . . . . . .            --       592,000
    Proceeds from issuance of convertible debt. . . . . . . .     6,275,000            --
                                                               -------------  ------------
    Net cash provided by financing activities . . . . . . . .     3,502,000       592,000
                                                               -------------  ------------
    Net increase (decrease) in cash and cash equivalents. . .       758,000      (458,000)
CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . .       222,000     1,416,000
                                                               -------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . .  $    980,000   $   958,000
                                                               =============  ============
Supplemental Cash Flow Disclosures:
     Cash paid for interest . . . . . . . . . . . . . . . . .  $    732,000   $     6,000
Non-cash Investing and Financing Activities:
     Transaction costs of convertible debt financing. . . . .            --      (101,000)
     Common stock issued for services and settlements . . . .            --       575,000
     Preferred stock dividends accrued and accretions . . . .  $    238,000   $ 1,428,000
                                                               =============  ============


     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

A.  GOING  CONCERN

     The Company receives the majority of its revenues from customers in the energy industry. Demand for the Company's products and services is impacted by the number and size of projects available, which fluctuate as changes in oil and gas prices affect customers' exploration and production activities, forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

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

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2000, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first half of 2001, the result of these efforts was fully in place and, in combination with an increase in operating activity, contributed to a positive net income during the period.

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

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of June 30, 2001.

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

     On October 24, 2000, the Company announced that it had reached an agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible

Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right to repurchase, at a discount to face value, all of the debt and stock issued to Prudential for an agreed period of time.

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

     During the six months ended June 30, 2001, the Company generated a net cash deficit from operating activities of $972,000 and the Company utilized net cash of $78,000 in investing activities. Overall, the Company's net cash position decreased by $458,000 during the period. At June 30, 2001, the Company had a cash balance of $958,000 (see Part 1, Item 1, Consolidated Statement of Cash Flows).

     As of June 30, 2001, the Company's current assets totaled approximately $11,321,000 and current liabilities were $12,116,000, resulting in a working capital deficit of approximately $795,000. The Company's highly liquid current assets, represented by cash of $958,000 and receivables of $9,566,000, were collectively $1,592,000 less than the amount of current liabilities. Included in current liabilities is a provision of $1,833,000 related to a judgment against the Company for a guaranty (see Part 2, Item 1, Legal Proceedings). The Company has recently reached an agreement in principle to resolve this litigation through which the Company is obligated to pay the full amount of that judgment by August 31, 2001, and has secured that obligation with a first lien against the accounts receivable of the Company up to the amount of the judgment. The payment of this obligation by August 31, 2001, absent additional financing, will have a significant negative impact on the Company's liquidity. To alleviate the Company's liquidity problems the Company continues to pursue all available opportunities to raise new funds through both debt and equity financing, and has recently entered into an arrangement whereby the Company may pledge certain of its trade receivables in exchange for cash advances pursuant to a facility agreement with a financial institution (see note
G). This financing arrangement provides the Company with an opportunity to obtain short-term borrowings for limited periods of time.

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for these periods.

     The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three month and six month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company has filed a Form 10-Q/A amending Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") filed with the Securities and Exchange Commission on July 17, 2000. The purpose of the Form 10-Q/A was to amend the Company's first quarter financial information for 2000. This amendment resulted from a $1,679,000 provision to Other Expense required to properly reflect the fair value attributable to certain equity transactions within that quarter. After making this amendment, the Company's first quarter net loss increased by $1,679,000 ($0.05 per share). The amendment also increased the year-to-date net loss at June 30, 2000 by the same amount.

     Certain reclassifications have been made to the prior periods to conform to the current presentation.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, was adopted by the Company on January 1, 2001. The adoption in January 2001 did not have a material impact on the financial statements of the Company, as the Company has not entered into arrangements usually associated with derivative instruments historically or during the six months ended June 30, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS 142 will be effective January 1, 2002. Management estimates that the adoption of SFAS 142's requirement to not amortize goodwill will increase earnings by approximately $60,000 in 2002. Management is currently evaluating the effect that adoption of the other provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

C.  DISCONTINUED  OPERATIONS

     The Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgement creditor holds a lien on the receivables of the Company's Well Control Subsidiary. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001. (See Part 2, Item 1, Legal Proceeding)

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction.

D.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

     As previously discussed the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas on May 18, 2000, for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001. (See Part 2, Item 1, Legal Proceeding)

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company believes it is not probable that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate.

E.   BUSINESS  SEGMENT  INFORMATION

     Information concerning operations in different business segments at June 30, 2000 and 2001, and for the three month periods then ended is presented below. The Company considers that it operates in three segments: Prevention, Response and Restoration. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue.

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segment disclosures included in this report reflect this classification for all periods presented. Identifiable assets at June 30, 2000 exclude $32,652,000 of net assets of discontinued operations.

                                   Prevention     Response     Restoration    Consolidated
                                  ------------  ------------  -------------  --------------
Six months ended June 30, 2001:
  Net Operating Revenues . . . .  $ 1,647,000   $17,296,000   $  2,106,000   $  21,049,000
  Operating Income (Loss). . . .      560,000     1,840,000       (240,000)      2,160,000
  Identifiable Operating Assets.    1,605,000    16,854,000      2,052,000      20,511,000
  Capital Expenditures . . . . .           --        79,000             --          79,000
  Depreciation and Amortization.       99,000       834,000        127,000       1,060,000
  Interest Expense . . . . . . .       34,000       190,000             --         224,000
Six months ended June 30, 2000:
  Net Operating Revenues . . . .  $ 1,454,000   $ 7,681,000   $  2,837,000   $  11,972,000
  Operating Income (Loss). . . .     (218,000)      (28,000)    (1,500,000)     (1,746,000)
  Identifiable Operating Assets.    2,770,000    14,636,000      5,406,000      22,812,000
  Capital Expenditures . . . . .           --        68,000             --          68,000
  Depreciation and Amortization.      153,000       844,000        340,000       1,337,000
  Interest Expense . . . . . . .      356,000     2,859,000             --       3,215,000

     For the six month periods ended June 30, 2000 and 2001, the Company's revenue mix was 81% and 74% domestic, respectively, and 19% and 26% foreign, respectively. (See item 2, Results of Operations, for additional information and quarterly analysis)

F.   EARNINGS  PER  SHARE

     The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 2001, respectively, is illustrated below:

                                                   Three Months Ended          Six Months Ended
                                                          June 30,                  June 30,
                                                -------------------------  -------------------------
                                                    2000         2001          2000         2001
                                                ------------  -----------  ------------  -----------
Numerator:
    For basic and diluted earnings per share-
    Net income (Loss) Attributable to
        Common Shareholders                     $(4,527,000)  $   282,000  $(7,329,000)  $   315,000
Denominator:
    For basic earnings per share-
    Weighted-average shares                      33,819,000    40,522,000   34,536,000    39,051,000
Effect of dilutive securities:
    Preferred stock conversions, stock options
    and warrants                                          -       822,000            -     1,599,000
                                                ------------  -----------  ------------  -----------
Denominator:
    For diluted earnings per share -
    Weighted-average shares and
    Assumed conversions                          33,819,000    41,344,000   34,536,000    40,650,000
                                                ------------  -----------  ------------  -----------

     For the three and six month periods ended June 30, 2001, there were (1) 32,656,000 and 33,441,000, respectively, of common shares issuable upon exercise of stock purchase warrants; (2) 1,680,000 common shares issuable upon conversion of senior convertible debt; (3) 7,913,000 common shares issuable upon exercise of stock options and (4) 25,508,000 common shares issuable upon conversion of convertible preferred stock which were not included in the computation of earnings per share because to do so would have been antidilutive for the periods presented. For the three and six month periods ended June 30, 2000, no stock options, warrants or convertible securities were included in the computation of earnings per share because to do so would have been antidilutive for the periods presented.

G.   FINANCING  ARRANGEMENT

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000 with an initial limitation of $2,875,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of approximately eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $783,000 of its accounts receivable pledged to KBK that remained uncollected as of June 30, 2001 and, accordingly, this amount has been classified as a restricted asset on the balance sheet as of that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments.

     The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and service fees in conjunction with the WELLSURE(R) risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event. Each of the Company's subsidiaries contributes revenues to this segment, with the majority of the contributions from the Well Control and Risk Management subsidiaries.

     The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins. However, when the Company responds to a critical event under the WELLSURE(R) program, the Company acts as a general contractor and engages third party services, which form part of the revenues recognized by the Company. This revenue contribution has the ability to significantly lower the overall gross profit margins of the segment. Each of the Company's subsidiaries contributes revenues to this segment.

     The Restoration segment consists of "post-event" services designed to minimize the effects of a critical emergency event as well as industrial and remediation service. The scope of these services range from environmental compliance and disposal services to facility decontamination services in the event of a plant closing. Restoration services are a natural extension of response service assignments. Each of the Company's business units contributes revenues to this segment, with the majority of the contributions from the Special Services division.

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and the other financial information included in this report and contained in the Company's periodic reports previously filed with the Commission.

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

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue the ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segments disclosures included in this report reflect this classification for all periods presented.

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                  --------------------------  --------------------------
                                                      2000          2001          2000          2001
                                                  ------------  ------------  ------------  ------------
Revenues
  Prevention . . . . . . . . . . . . . . . . . .  $   958,000   $   497,000   $ 1,454,000   $ 1,647,000
  Response . . . . . . . . . . . . . . . . . . .    2,302,000    10,301,000     7,681,000    17,296,000
  Restoration. . . . . . . . . . . . . . . . . .    1,189,000     1,278,000     2,837,000     2,106,000
                                                  ------------  ------------  ------------  ------------
                                                  $ 4,449,000   $12,076,000   $11,972,000   $21,049,000
                                                  ------------  ------------  ------------  ------------
Cost of Sales and Operating Expenses
  Prevention . . . . . . . . . . . . . . . . . .  $   782,000   $   435,000   $ 1,218,000   $   793,000
  Response . . . . . . . . . . . . . . . . . . .    2,046,000     7,049,000     5,854,000    12,578,000
  Restoration. . . . . . . . . . . . . . . . . .    1,443,000     1,101,000     3,624,000     1,970,000
                                                  ------------  ------------  ------------  ------------
                                                  $ 4,271,000   $ 8,585,000   $10,696,000   $15,341,000
                                                  ------------  ------------  ------------  ------------
Selling, General and Administrative Expenses (1)
  Prevention . . . . . . . . . . . . . . . . . .  $   246,000   $    35,000   $   301,000   $   195,000
  Response . . . . . . . . . . . . . . . . . . .      383,000     1,075,000     1,011,000     2,044,000
  Restoration. . . . . . . . . . . . . . . . . .      196,000       134,000       373,000       249,000
                                                  ------------  ------------  ------------  ------------
                                                  $   825,000   $ 1,244,000   $ 1,685,000   $ 2,488,000
                                                  ------------  ------------  ------------  ------------
Depreciation and Amortization (2)
  Prevention . . . . . . . . . . . . . . . . . .  $   112,000   $    43,000   $   153,000   $    99,000
  Response . . . . . . . . . . . . . . . . . . .      382,000       438,000       844,000       834,000
  Restoration. . . . . . . . . . . . . . . . . .      179,000        50,000       340,000       127,000
                                                  ------------  ------------  ------------  ------------
                                                  $   673,000   $   531,000   $ 1,337,000   $ 1,060,000
                                                  ------------  ------------  ------------  ------------
Operating Income (Loss)
  Prevention . . . . . . . . . . . . . . . . . .  $  (182,000)  $   (16,000)  $  (218,000)  $   560,000
  Response . . . . . . . . . . . . . . . . . . .     (509,000)    1,739,000       (28,000)    1,840,000
  Restoration. . . . . . . . . . . . . . . . . .     (629,000)       (7,000)   (1,500,000)     (240,000)
                                                  ------------  ------------  ------------  ------------
                                                  $(1,320,000)  $ 1,716,000   $(1,746,000)  $ 2,160,000
                                                  ------------  ------------  ------------  ------------

(1)  Corporate  selling,  general  and  administrative  expenses  have  been  allocated  pro  rata among segments  based  upon  relative  revenues.
(2)  Corporate  depreciation  and  amortization  expenses  have  been  allocated pro rata among segments based  upon  relative  revenues.

     Certain reclassifications have been made to the prior periods to conform to the current presentation.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 WITH THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

     Prevention revenues were $497,000 for the three months ended June 30, 2001, compared to $958,000 for the three months ended June 30, 2000, a decrease of $461,000 (48.1%) in the current period. This decrease is primarily the result of an unusually high activity level in the Venezuelan Safeguard operation during the 2000 quarter and a planned strategic reduction in the lower margin consulting business.

     Response revenues were $10,301,000 for the three months ended June 30, 2001, compared to $2,302,000 for the three months ended June 30, 2000, an increase of $7,999,000 (347%) in the current period. The principal component of the increase was a $3,820,000 increase in revenues as a result of the success of the risk management product "WELLSURE" and a $4,179,000 increase related to increased well control response activity. Under the "WELLSURE" program, the Company acted as lead contractor on two critical well control events during the second quarter of 2001.

     Restoration revenues were $1,278,000 for the three months ended June 30, 2001, compared to $1,189,000 for the three months ended June 30, 2000, representing a nominal increase of $89,000 (7.5%) in the current period.
Restoration revenues were supported by remediation services provided in conjunction with well control response services.

COST  OF  SALES  AND  OPERATING  EXPENSES

     Prevention cost of sales and operating expenses were $435,000 for the three months ended June 30, 2001, compared to $782,000 for the three months ended June 30, 2000, a decrease of $347,000 (44.4%). The decrease is due to the reallocation of resources from the Prevention segment to the Response segment due to the large increase in activity in the Response segment this period.

     Response cost of sales and operating expenses were $7,049,000 for the three months ended June 30, 2001, compared to $2,046,000 for the three months ended June 30, 2000, an increase of $5,003,000 (245%) for the current period. The increase is the result of increased activity and related third party costs under the Company's previously described lead contracting role associated with two WELLSURE critical well events.

     Restoration cost of sales and operating expenses were $1,101,000 for the three months ended June 30, 2001, compared to $1,443,000 for the three months ended June 30, 2000, a decrease of $342,000 (23.7%) for the current period. This decrease is primarily due to decreased third party costs associated with remediation services.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administrative expenses increased during the three months ended June 30, 2001 compared to the prior year quarter due to requisite additions in administrative and accounting staffing and systems. Additional costs were incurred in support of business development and sales initiatives required for strategic revenue growth. As previously footnoted on the segmented financial table, Corporate selling, general and administrative expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

DEPRECIATION  AND  AMORTIZATION

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between the current period and the prior period. As previously footnoted on the segmented financial table, Depreciation and Amortization expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

INTEREST  AND  OTHER  EXPENSES

     The other expenses of $740,000 for the three months ended June 30, 2001, compared to $3,026,000 for the three months ended June 30, 2000, is the result of the restructuring of the majority of the Company's senior and subordinated debt with equity. The quarter ended June 30, 2000, included $942,000 of expenses related to warrants issued to the participation interest holder and the investment group that arranged the financing and a charge of $598,000 related to the Comerica debt. The quarter ended June 30, 2001 included $324,000 related to the new financing arrangement with pledged receivables.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 WITH THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

     Prevention revenues were $1,647,000 for the six months ended June 30, 2001, compared to $1,454,000 for the six months ended June 30, 2000, representing an increase of $193,000 (13.3%) in the current period. This is primarily the result of the successful expansion of this segment through strategic engineering initiatives for new and existing domestic and foreign customers as well as new revenues associated with the Safeguard program.

     Response revenues were $17,296,000 for the six months ended June 30, 2001, compared to $7,681,000 for the six months ended June 30, 2000, an increase of $9,615,000 (125%) in the current period. The principal component of the increase was a result of the success of the risk management product "WELLSURE". Under the "WELLSURE" program, the Company acted as lead contractor on two critical well control events during the first six months of 2001.

     Restoration revenues were $2,106,000 for the six months ended June 30, 2001, compared to $2,837,000 for the six months ended June 30, 2000, representing a decrease of $731,000 (25.8%) in the current period. The decrease was primarily attributable to the conclusion of a large international project that occurred during the first half of 2000 and decreased plant "shut-down" opportunities in the petrochemical industry for the Special Services group ($554,000). Additionally, there were reduced sales at Abasco due to a continuing decline in international direct sales efforts and support ($177,000).

COST  OF  SALES  AND  OPERATING  EXPENSES

     Prevention cost of sales and operating expenses were $793,000 for the six months ended June 30, 2001, compared to $1,218,000 for the six months ended June 30, 2000, a decrease of $425,000 (34.9%) in the current period. The decrease is due to the reallocation of resources from the Prevention segment to the Response segment due to the large increase in activity in the Response segment during this period.

     Response cost of sales and operating expenses were $12,578,000 for the six months ended June 30, 2001, compared to $5,854,000 for the six months ended June 30, 2000, an increase of $6,724,000 (115%) in the current period. The increase was a result of increased activity and related third party costs under the Company's previously described lead contracting role associated with two WELLSURE critical well events.

     Restoration cost of sales and operating expenses were $1,970,000 for the six months ended June 30, 2001, compared to $3,624,000 for the six months ended June 30, 2000, a decrease of $1,654,000 (45.6%) in the current period. This decrease is primarily due to the absence of costs associated with the large international project that occurred during the first six months of 2000 and reduced operating expenses at Abasco due to the decision to outsource the manufacturing of Abasco products.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administrative expenses increased during the six months ended June 30, 2001 compared to the prior period due to requisite additions in administrative and accounting staffing and systems. Additional costs were incurred in support of business development and sales initiatives required for strategic revenue growth. As previously footnoted on the segmented financial table, Corporate selling, general and administrative expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

DEPRECIATION  AND  AMORTIZATION

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between the current period and the prior period. As previously footnoted on the segmented financial table, Depreciation and Amortization expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

INTEREST  AND  OTHER  EXPENSES

     The decrease in interest and other expenses from $717,000 for the six months ended June 30, 2001 compared to $6,059,000 of expense in the prior year period is a result of the restructuring of the majority of the Company's senior and subordinated debt with equity. The six months ended June 30, 2000 also include a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock, $942,000 expenses related to warrants issued to the participation interest and advisory services associated therewith and charges of $598,000 related to the Comerica debt.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     The Company receives the majority of its revenues from customers in the energy industry. Demand for the Company's products and services is impacted by the number and size of projects available, which fluctuate as changes in oil and gas prices affect customers' exploration and production activities, forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

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

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2001, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first half of 2001, the result of these efforts was fully in place and, in combination with an increase in operating activity, contributed to a positive net income during the period.

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

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of June 30, 2001.

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

     On October 24, 2000, the Company announced that it had reached an agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right to repurchase, at a discount to face value, all of the debt and stock issued to Prudential for an agreed period of time.

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

     During the six months ended June 30, 2001, the Company generated a net cash deficit from operating activities of $972,000 and the Company utilized net cash of $78,000 in investing activities. Overall, the Company's net cash position decreased by $458,000 during the period. At June 30, 2001, the Company had a cash balance of $958,000 (see Part 1, Item 1, Consolidated Statement of Cash Flows).

     As of June 30, 2001, the Company's current assets totaled approximately $11,321,000 and current liabilities were $12,116,000, resulting in a working capital deficit of approximately $795,000. The Company's highly liquid current assets, represented by cash of $958,000 and receivables of $9,566,000, were collectively $1,592,000 less than the amount of current liabilities. Included in current liabilities is a provision of $1,833,000 related to a judgment against the Company for a guaranty (see Part 2, Item 1, Legal Proceedings). The Company has recently reached an agreement in principle to resolve this litigation through which the Company is obligated to pay the full amount of that judgment by August 31, 2001, and has secured that obligation with a first lien against the accounts receivable of the Company up to the amount of the judgment. The payment of this obligation by August 31, 2001, absent additional financing, will have a significant negative impact on the Company's liquidity. To alleviate the Company's liquidity problems the Company continues to pursue all available opportunities to raise new funds through both debt and equity financing, and has recently entered into an arrangement whereby the Company may pledge certain of its trade receivables in exchange for cash advances pursuant to a facility agreement with a financial institution (see note G). This financing arrangement provides the Company with an opportunity to obtain short-term borrowings for limited periods of time.

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

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

     With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at June 30, 2000 and June 30, 2001, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $61,000 and $20,000 for the six months ended June 30, 2000 and June 30, 2001, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

     As previously discussed the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company has an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The Company has recently reached an agreement in principle to resolve this litigation which the Company is obligated to pay the full amount of that judgment by August 31, 2001, and has secured that obligation with a first lien against the accounts receivable of the Company up to the amount of the judgment. The judgment creditor has agreed not to enforce the judgment prior to August 31, 2001.

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

     None

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits


 Exhibit  No.                         Document
-------------    ----------------------------------------------
  3.01     -     Amended  and  Restated  Certificate  of  Incorporation  (1)
  3.02     -     Amendment  to  Certificate  of  Incorporation  (2)
  3.03     -     Amended  Bylaws  (3)
  4.01     -     Specimen  Certificate  for  the  Registrant's  Common
                 Stock  (4)
  4.02     -     Certificate  of  Designation  of  10%  Junior  Redeemable
                 Convertible  Preferred  Stock  (5)
  4.03     -     Certificate  of  Designation  of  Series  A  Cumulative Senior
                 Preferred  Stock  (6)
  4.04     -     Certificate  of Designation  of Series B Convertible Preferred
                 Stock  (7)
  4.05     -     Certificate  of Designation of Series C Cumulative Convertible
                 Junior  Preferred  Stock  (8)
  4.06     -     Certificate  of  Designation  of Series D Cumulative Junior
                 Preferred  Stock  (9)
  4.07     -     Certificate  of  Designation of Series E Cumulative Senior
                 Preferred  Stock
  4.08     -     Certificate  of Designation of Series F Convertible Senior
                 Preferred  Stock
  4.09     -     Certificate  of  Designation  of  Series  G  Cumulative
                 Convertible  Preferred  Stock
  4.10     -     Certificate of Designation of Series H Cumulative Convertible
                 Preferred  Stock
 10.01     -     Alliance  Agreement  between  IWC  Services,  Inc.  and
                 Halliburton  Energy  Services,  a  division  of  Halliburton
                 Company  (10)
 10.02     -     Executive  Employment  Agreement  of  Larry  H.  Ramming (11)
 10.03     -     Executive  Employment  Agreement  of  Brian  Krause  (12)
 10.04     -     1997  Incentive  Stock  Plan  (13)
 10.05     -     Outside  Directors'  Option  Plan  (14)
 10.06     -     Executive  Compensation  Plan  (15)
 10.07     -     Halliburton  Center  Sublease  (16)
 10.08     -     Registration  Rights  Agreement  dated  July  23,  1998,
                 between  Boots  &  Coots International Well Control, Inc. and
                 The  Prudential  Insurance  Company  of  America  (17)
 10.09     -     Participation  Rights  Agreement  dated  July  23,  1998, by and  among  Boots  &  Coots International Well Control, Inc.,
                 The  Prudential  Insurance  Company  of  America  and certain stockholders  of  Boots  & Coots International Well Control,
                 Inc.  (18)
 10.10     -     Common  Stock Purchase Warrant dated July 23, 1998, issued to
                 The  Prudential  Insurance  Company  of  America(19)
 10.11     -     Loan  Agreement  dated  October  28,  1998,  between  Boots &
                 Coots  International  Well  Control,  Inc.  and  Comerica
                 Bank  -  Texas  (20)
 10.12     -     Security  Agreement  dated  October  28,  1998,  between
                 Boots  &  Coots  International Well Control, Inc. and Comerica
                 Bank  -  Texas  (21)
 10.13     -     Executive  Employment  Agreement  of  Jerry  Winchester  (22)
 10.14     -     Executive  Employment  Agreement  of  Dewitt  Edwards  (23)
 10.15     -     Office  Lease  for  777  Post  Oak  (24)
 10.16     -     Open
 10.17     -     Open
 10.18     -     Third  Amendment  to  Loan  Agreement dated April 21, 2000 (25)
 10.19     -     Fourth  Amendment  to  Loan  Agreement  dated May 31, 2000 (26)
 10.20     -     Fifth  Amendment  to  Loan  Agreement  dated  May 31, 2000 (27)
 10.21     -     Sixth  Amendment  to  Loan  Agreement  dated June 15, 2000 (28)
 10.22     -     Seventh Amendment to Loan Agreement dated December 29,2000 (29)
 10.23     -     Subordinated  Note  Restructuring Agreement with The Prudential
                 Insurance  Company  of  America  dated  December  28,  2000
 10.25     -     Preferred Stock and Warrant Purchase Agreement, dated April 15,
                 1999,  with  Halliburton  Energy  Services,  Inc.  (30)
 10.26     -     Letter  of  Engagement, dated April 10, 2000, with Maroon Bells
                 (31)
 10.27     -     Form  of Warrant issued to Specialty Finance Fund I, LLC and to
                 Turner,  Volker,  Moore  (32)

 10.28     -     Amended  and Restated Purchase and Sale Agreement with National
                 Oil  Well,  L.P.(33)
 *10.29    -     KBK  Financial,  Inc.  Account Transfer and Purchase Agreement
 21.01     -     List  of  subsidiaries  (34)

*Filed  herewith

(1) Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.

(2) Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.

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

Date:  August 13, 2001