Form 10-Q
period 2001-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2001-11-14
CIK 833845

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                             ----------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 12, 2001, was 40,931,000.


================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION
                                   (unaudited)

                                                                            PAGE
                                                                            ----
Item  1.  Financial  Statements                                             3
          Condensed Consolidated Balance Sheets                             3
          Condensed Consolidated Statements of Operations                   4
          Condensed Consolidated Statements of Shareholders' Equity         5
          Condensed Consolidated Statements of Cash Flows                   6
          Notes to Condensed Consolidated Financial Statements              7-12
Item  2.  Management's Discussion and Analysis of Financial Condition
          and  Results  of  Operations                                     13-18
Item  3.  Quantitative and Qualitative Disclosures about Market Risk        18

                                    PART II

                                OTHER INFORMATION
Item  1.  Legal  Proceedings                                                19
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                   19
Item  3.  Defaults  Upon  Senior  Securities                                19
Item  4.  Submissions  of  Matters  to  a  Vote  of Security Holders        19
Item  5.  Other  Information                                                19
Item  6.  Exhibits  and  Reports  on  Form  8-K                             20

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    2000            2001
                                                                               --------------  ---------------
                                                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,416,000   $      534,000
  Accounts receivable - net of allowance of $1,339,000 and $692,000
      (unaudited) at December 31, 2000 and September 30, 2001, respectively .      5,620,000        7,509,000
  Restricted Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -        1,132,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        401,000          357,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        547,000          957,000
                                                                               --------------  ---------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      7,984,000       10,489,000
                                                                               --------------  ---------------

PROPERTY AND EQUIPMENT- net . . . . . . . . . . . . . . . . . . . . . . . . .      7,971,000        6,569,000
OTHER ASSETS:
  Goodwill - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,903,000        1,858,000
  Deposits and other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        268,000          298,000
                                                                               --------------  ---------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,126,000   $   19,214,000
                                                                               ==============  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $     100,000   $      765,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,343,000        5,230,000
  Accrued liabilities and customer advances . . . . . . . . . . . . . . . . .      6,559,000        4,707,000
                                                                               --------------  ---------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .     12,002,000       10,702,000
                                                                               --------------  ---------------
LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000       12,520,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     365,000 and  322,000 (unaudited) shares issued and outstanding
     at December 31, 2000 and September 30, 2001, respectively) . . . . . . .              -                -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     31,692,000 and  40,931,000  (unaudited)  shares issued and outstanding
     at December 31, 2000 and September 30, 2001, respectively) . . . . . . .              -                -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     53,098,000       55,755,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (59,494,000)     (59,763,000)
                                                                               --------------  ---------------
          Total shareholders' equity (deficit). . . . . . . . . . . . . . . .     (6,396,000)      (4,008,000)
                                                                               --------------  ---------------

          Total liabilities and shareholders' equity (deficit). . . . . . . .  $  18,126,000   $   19,214,000
                                                                               ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE  MONTHS  ENDED         NINE  MONTHS  ENDED
                                                                        SEPTEMBER  30,               SEPTEMBER  30,
                                                                 --------------------------  ---------------------------
                                                                     2000          2001           2000          2001
                                                                 ------------  ------------  -------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,631,000   $ 8,494,000   $ 17,603,000   $29,543,000

COSTS AND EXPENSES:
  Cost of Sales and Operating Expenses. . . . . . . . . . . . .    5,973,000     6,852,000     16,669,000    22,193,000
  Selling, General and Administrative . . . . . . . . . . . . .    1,552,000       890,000      3,237,000     3,378,000
  Depreciation and Amortization . . . . . . . . . . . . . . . .      760,000       519,000      2,097,000     1,579,000
  Loan Guaranty Charge (Note D) . . . . . . . . . . . . . . . .    1,800,000            --      1,800,000            --
                                                                 ------------  ------------  -------------  ------------
                                                                  10,085,000     8,261,000     23,803,000    27,150,000
                                                                 ------------  ------------  -------------  ------------

Operating Income (Loss) . . . . . . . . . . . . . . . . . . . .   (4,454,000)      233,000     (6,200,000)    2,393,000

Interest Expense, Net and Other . . . . . . . . . . . . . . . .    3,593,000       (10,000)     9,652,000       707,000
                                                                 ------------  ------------  -------------  ------------

Income (Loss) From Continuing Operations Before Income Taxes. .   (8,047,000)      243,000    (15,852,000)    1,686,000

Income Tax Expense. . . . . . . . . . . . . . . . . . . . . . .           --       126,000             --       126,000
                                                                 ------------  ------------  -------------  ------------

Income (Loss) From Continuing Operations. . . . . . . . . . . .   (8,047,000)      117,000    (15,852,000)    1,560,000

Gain From Discontinued Operations, net of Income Taxes. . . . .      830,000            --      1,544,000       300,000
                                                                 ------------  ------------  -------------  ------------

Loss From Sale of Discontinued Operations, net of Income Taxes.   (2,505,000)           --     (2,505,000)           --
                                                                 ------------  ------------  -------------  ------------


Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . .   (9,722,000)      117,000    (16,813,000)    1,860,000

Preferred Dividend Requirements & Accretions. . . . . . . . . .      119,000       701,000        357,000     2,129,000
                                                                 ------------  ------------  -------------  ------------

Net Loss Attributable to Common Shareholders. . . . . . . . . .  $(9,841,000)  $  (584,000)  $(17,170,000)  $  (269,000)
                                                                 ============  ============  =============  ============

Basic Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . . . . . . .  $     (0.26)  $     (0.01)  $      (0.47)  $     (0.02)
                                                                 ============  ============  =============  ============
   Discontinued Operations. . . . . . . . . . . . . . . . . . .  $     (0.05)  $      0.00   $      (0.03)  $      0.01
                                                                 ============  ============  =============  ============
   Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.31)  $     (0.01)  $      (0.50)  $     (0.01)
                                                                 ============  ============  =============  ============

Weighted Average Common Shares Outstanding - Basic and Diluted.   32,257,000    40,931,000     34,531,000    39,685,000
                                                                 ============  ============  =============  ============

     See accompanying notes to condensed consolidated financial statements.

                                   BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                   (UNAUDITED)

                                                                                                            TOTAL
                                     PREFERRED STOCK       COMMON STOCK      ADDITIONAL                  SHAREHOLDERS'
                                    -----------------  -------------------    PAID-IN      ACCUMULATED      EQUITY
                                     SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL        DEFICIT       (DEFICIT)
                                    --------  -------  ----------  -------  ------------  -------------  -------------
BALANCES, December 31, 2000         365,000   $     -  31,692,000  $     -  $53,098,000   $(59,494,000)  $ (6,396,000)
 Warrant discount
     accretion . . . . . . . . . .        -         -           -        -       40,000        (40,000)             -
  Common stock issued for
    services and settlements . . .        -         -   1,109,000        -      575,000              -        575,000
  Preferred stock
    dividends accrued. . . . . . .        -         -           -        -    2,089,000     (2,089,000)             -
  Preferred stock
    conversion to common stock . .  (61,000)        -   8,130,000        -            -              -              -
  PIK shares declared on
    preferred stock. . . . . . . .   18,000         -           -        -            -              -              -
  Warrants issued for
    consulting services. . . . . .        -         -           -        -       54,000              -         54,000
  Transaction costs of convertible
    debt financing . . . . . . . .        -         -           -        -     (101,000)             -       (101,000)
  Net Income . . . . . . . . . . .        -         -           -        -            -      1,860,000      1,860,000
                                    --------  -------  ----------  -------  ------------  -------------  -------------
BALANCES, September 30, 2001 . . .   322,000  $     -  40,931,000  $     -  $55,755,000   $(59,763,000)  $ (4,008,000)
                                    ========  =======  ==========  =======  ============  =============  =============

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE  MONTHS  ENDED
                                                                            SEPTEMBER  30,
                                                                     ---------------------------
                                                                         2000           2001
                                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $(16,813,000)  $ 1,860,000
Adjustments to reconcile net income (loss) to net cash provided by or  (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .     2,097,000     1,579,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .       100,000       139,000
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . .            --         4,000
     Equity issued for services and settlements . . . . . . . . . .     3,639,000        54,000
                                                                     -------------  ------------
     Net cash provided by or (used in) operating activities before
        changes in assets and liabilities . . . . . . . . . . . . .   (10,977,000)    3,636,000

Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .      (598,000)   (2,028,000)
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . .            --    (1,132,000)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        56,000        44,000
     Prepaid expenses and other current assets. . . . . . . . . . .       659,000      (410,000)
     Deferred financing costs and other assets. . . . . . . . . . .    (1,082,000)      (22,000)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (2,551,000)     (113,000)
     Accrued liabilities and customer advances. . . . . . . . . . .     5,013,000    (1,378,000)
     Change in net assets of discontinued operations. . . . . . . .    29,984,000            --
                                                                     -------------  ------------
     Net cash provided by or (used in) operating activities . . . .    20,504,000    (1,403,000)
                                                                     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of assets. . . . . . . . . . . . . .            --        52,000
     Property and equipment additions . . . . . . . . . . . . . . .      (260,000)     (196,000)
                                                                     -------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . .      (260,000)     (144,000)
                                                                     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock options exercised . . . . . . . . . . . . . . . .        15,000            --
     Debt repayments. . . . . . . . . . . . . . . . . . . . . . . .   (42,101,000)           --
     Borrowings under line of credit. . . . . . . . . . . . . . . .    27,317,000            --
     Proceeds from exercise of redeemable stocks and warrants . . .     1,240,000            --
     Proceeds from pledging arrangement . . . . . . . . . . . . . .            --       665,000
     Proceeds from issuance of convertible debt . . . . . . . . . .     8,000,000            --
                                                                     -------------  ------------
     Net cash provided by or (used in) financing activities . . . .    (5,529,000)      665,000
                                                                     -------------  ------------
     Net increase (decrease) in cash and cash equivalents . . . . .    14,715,000      (882,000)
CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . .       222,000     1,416,000
                                                                     -------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . .  $ 14,937,000   $   534,000
                                                                     =============  ============

Supplemental Cash Flow Disclosures:
      Cash paid for interest. . . . . . . . . . . . . . . . . . . .  $  1,125,000   $    13,000
      Cash paid for income tax. . . . . . . . . . . . . . . . . . .  $    326,000   $        --

Non-cash Investing and Financing Activities:
      Transaction costs of convertible debt financing . . . . . . .            --      (101,000)
      Common stock issued for services and settlements. . . . . . .            --       575,000
      Preferred stock dividends accrued and accretions. . . . . . .  $    357,000   $ 2,129,000
                                                                     =============  ============


     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

     Recent activity levels in the oil and gas sector have increased the frequency of high-risk response work. However, the Company's well control business has only recently begun to benefit to a meaningful degree from an increase in the volume of critical events. In the past, the well control business has provided the Company with the opportunity for profitable operating activities, but the timing of critical events is unpredictable. Consequently, the Company's financial performance has been, and continues to be, subject to significant fluctuations.

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2001, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first nine months of 2001, the result of these efforts was fully in place and, in combination with an increase in operating activity, contributed to a positive net income before preferred stock dividends during the period.

     The prior years' operating losses resulted in an impairment of the Company's liquidity and an inability to pay certain vendors in a timely manner. This hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. To address the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program in 2000 to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of September 30, 2001.

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

     On October 24, 2000, the Company announced that it had reached an agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new credit facility or commercial financing arrangement. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right, through January 2, 2002, to repurchase, at a discount to face value, all of the debt and stock issued to Prudential.

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

     During the nine months ended September 30, 2001, the Company generated a net cash deficit from operating activities of $1,403,000 and the Company utilized net cash of $144,000 in investing activities. Overall, the Company's net cash position decreased by $882,000 during the period. At September 30, 2001, the Company had a cash balance of $534,000 (see Part 1, Item 1,
Consolidated  Statement  of  Cash  Flows).

     As of September 30, 2001, the Company's current assets totaled approximately $10,489,000 and current liabilities were $10,702,000, resulting in a working capital deficit of approximately $213,000. The Company's highly liquid current assets, represented by cash of $534,000 and receivables of $7,509,000 were collectively $2,659,000 less than the amount of current liabilities. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company may not have sufficient funds to meet its current obligations over the next twelve months and could be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy future liquidity requirements.

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

     The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company has filed a Form 10-Q/A amending Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") filed with the Securities and Exchange Commission on July 17, 2000. The purpose of the Form 10-Q/A was to amend the Company's first quarter financial information for 2000. This amendment resulted from a

$1,679,000 provision to Other Expense required to properly reflect the fair value attributable to certain equity transactions within that quarter. After making this amendment, the Company's first quarter net loss increased by $1,679,000 ($0.05 per share). The amendment also increased the year-to-date net loss at September 30, 2000 by the same amount.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, was adopted by the Company on January 1, 2001. The adoption in January 2001 did not have a material impact on the financial statements of the Company, as the Company has not entered into arrangements usually associated with derivative instruments historically or during the nine months ended September 30, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS 142 will be effective January 1, 2002. Management estimates that the adoption of SFAS 142's requirement to not amortize goodwill will increase operating income by approximately $60,000 in 2002. Management is currently evaluating the effect that adoption of the other provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimated of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

C.  DISCONTINUED  OPERATIONS

     The Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. (see further discussion of ITS in Note D and Part 2, Item 1, Legal Proceeding)

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction.

D.   COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

     As previously discussed the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas on May 18, 2000, for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company had an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment was paid in full by the Company on August 31, 2001. (See Part 2, Item 1, Legal Proceeding)

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company has been advised by bankruptcy counsel that it does not believe that it is probable that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged $350,000 in the form of a certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of September 30, 2001.


E.   BUSINESS  SEGMENT  INFORMATION

     Information concerning operations in different business segments for the three and nine months ended September 30, 2000 and 2001, is presented below. On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segment disclosures included in this report reflect this classification for all periods presented. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results.


For  the  Three  Months  Ended  September  30:


                                   Prevention     Response     Restoration    Consolidated
                                  ------------  ------------  -------------  --------------
2001:
  Net Operating Revenues . . . .  $ 1,888,000   $ 5,373,000   $  1,233,000   $   8,494,000
  Operating Income (Loss). . . .      310,000       513,000       (590,000)        233,000
  Identifiable Operating Assets.    2,298,000    14,745,000      2,171,000      19,214,000
  Capital Expenditures . . . . .           --       117,000             --         117,000
  Depreciation and Amortization.      120,000       306,000         93,000         519,000
  Interest Expense . . . . . . .       20,000        60,000         13,000          93,000

2000:
  Net Operating Revenues . . . .  $   371,000   $ 4,537,000   $    723,000   $   5,631,000
  Operating Loss . . . . . . . .     (258,000)   (2,550,000)    (1,646,000)     (4,454,000)
  Identifiable Operating Assets.    3,858,000    25,830,000      7,526,000      37,214,000
  Capital Expenditures . . . . .           --       192,000             --         192,000
  Depreciation and Amortization.       52,000       531,000        177,000         760,000
  Interest Expense . . . . . . .      378,000     3,068,000        737,000       4,183,000

For  the  Nine  Months  Ended  September  30:


                                   Prevention     Response     Restoration    Consolidated
                                  ------------  ------------  -------------  --------------
2001:
  Net Operating Revenues . . . .  $ 3,535,000   $22,669,000   $  3,339,000   $  29,543,000
  Operating Income (Loss). . . .      749,000     2,949,000     (1,305,000)      2,393,000
  Identifiable Operating Assets.    2,298,000    14,745,000      2,171,000      19,214,000
  Capital Expenditures . . . . .           --       196,000             --         196,000
  Depreciation and Amortization.      219,000     1,141,000        219,000       1,579,000
  Interest Expense . . . . . . .       38,000       243,000         36,000         317,000

2000:
  Net Operating Revenues . . . .  $ 1,825,000   $12,218,000   $  3,560,000   $  17,603,000
  Operating Loss . . . . . . . .     (476,000)   (2,579,000)    (3,145,000)     (6,200,000)
  Identifiable Operating Assets.    3,858,000    25,830,000      7,526,000      37,214,000
  Capital Expenditures . . . . .           --       260,000             --         260,000
  Depreciation and Amortization.      205,000     1,375,000        517,000       2,097,000
  Interest Expense . . . . . . .      767,000     5,158,000      1,473,000       7,398,000


     For the nine month periods ended September 30, 2000 and 2001, the Company's revenue mix was 75% and 76% domestic, respectively, and 25% and 24% foreign, respectively. (See item 2, Results of Operations, for additional information and quarterly analysis.)

F.   EARNINGS  PER  SHARE

     The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 2001, respectively, is illustrated below:


                                                    Three  Months  Ended         Nine  Months  Ended
                                                       September  30,               September  30,
                                                 --------------------------  ---------------------------
                                                     2000          2001          2000           2001
                                                 ------------  ------------  -------------  ------------
Numerator:
     For basic and diluted earnings per share-
     Net Loss Attributable to
         Common Shareholders. . . . . . . . . .  $(9,841,000)  $ (584 ,000)  $(17,170,000)  $  (269,000)
Denominator:
     For basic earnings per share-
     Weighted-average shares. . . . . . . . . .   32,257,000    40,931,000     34,531,000    39,685,000
Effect of dilutive securities:
     Preferred stock conversions, stock options
     and warrants . . . . . . . . . . . . . . .            -             -              -             -
                                                 ------------  ------------  -------------  ------------
Denominator:
     For diluted earnings per share -
     Weighted-average shares and
     Assumed conversions. . . . . . . . . . . .   32,257,000    40,931,000     34,531,000    39,685,000
                                                 ------------  ------------  -------------  ------------

     For the three and nine month periods ended September 30, 2000 and 2001 the Company incurred a loss to common shareholders before consideration of the income (loss) from discontinued operations. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not calculated, because to do so would have been antidilutive for the periods presented.

     The exercise price of the Company's stock options and stock warrants varies from $0.625 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at September 30, 2001 would include: (1) 7,813,030 common shares issuable upon exercise of stock options, (2) 35,463,099 common shares issuable upon exercise of stock purchase warrants, (3) 1,400,000 common shares issuable upon conversion of senior convertible debt, and (4) 41,332,911 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion. None of these shares were included in the computation of earnings per share because to do so would have been antidilutive for the periods presented.

G.   FINANCING  ARRANGEMENT

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $782,000 of its accounts receivable pledged to KBK that remained uncollected as of September 30, 2001 and, accordingly, this amount has been classified as a restricted asset on the balance sheet as of that date. In addition, as of September 30, 2001, the Company's cash balances include $330,000 representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments.

     The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and service fees in conjunction with the WELLSURE(R) risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event. Each of the Company's subsidiaries contributes revenues to this segment with the majority of the contributions from the Well Control and Risk Management divisions.

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

     The Restoration segment consists of "post-event" services designed to minimize the effects of a critical emergency event as well as industrial and remediation service. The scope of these services range from environmental compliance and disposal services to facility decontamination services in the event of a plant closing. Restoration services are a natural extension of response service assignments. Each of the Company's subsidiaries contributes revenues to this segment with the majority of the contributions from the Special Services division.

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

     Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. On January 1, 2001 the Company redefined the segments that it operates in as a result of the decision to discontinue the ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Accordingly, business segments disclosures included in this report reflect this classification for all periods presented.

                                                     Three  Months  Ended       Nine  Months  Ended
                                                         September 30,             September 30,
                                                  -------------------------  --------------------------
                                                      2000         2001          2000          2001
                                                  ------------  -----------  ------------  ------------
Revenues
  Prevention . . . . . . . . . . . . . . . . . .  $   371,000   $1,888,000   $ 1,825,000   $ 3,535,000
  Response . . . . . . . . . . . . . . . . . . .    4,537,000    5,373,000    12,218,000    22,669,000
  Restoration. . . . . . . . . . . . . . . . . .      723,000    1,233,000     3,560,000     3,339,000
                                                  ------------  -----------  ------------  ------------
                                                  $ 5,631,000   $8,494,000   $17,603,000   $29,543,000
                                                  ------------  -----------  ------------  ------------
Cost of Sales and Operating Expenses
  Prevention . . . . . . . . . . . . . . . . . .  $   208,000   $1,248,000   $ 1,426,000   $ 2,163,000
  Response . . . . . . . . . . . . . . . . . . .    4,185,000    4,006,000    10,040,000    15,987,000
  Restoration. . . . . . . . . . . . . . . . . .    1,580,000    1,598,000     5,203,000     4,043,000
                                                  ------------  -----------  ------------  ------------
                                                  $ 5,973,000   $6,852,000   $16,669,000   $22,193,000
                                                  ------------  -----------  ------------  ------------
Selling, General and Administrative Expenses (1)
  Prevention . . . . . . . . . . . . . . . . . .  $   182,000   $  210,000   $   483,000   $   404,000
  Response . . . . . . . . . . . . . . . . . . .    1,122,000      547,000     2,133,000     2,592,000
  Restoration. . . . . . . . . . . . . . . . . .      248,000      133,000       621,000       382,000
                                                  ------------  -----------  ------------  ------------
                                                  $ 1,552,000   $  890,000   $ 3,237,000   $ 3,378,000
                                                  ------------  -----------  ------------  ------------
Depreciation and Amortization (2)
  Prevention . . . . . . . . . . . . . . . . . .  $    52,000   $  120,000   $   205,000   $   219,000
  Response . . . . . . . . . . . . . . . . . . .      531,000      306,000     1,375,000     1,141,000
  Restoration. . . . . . . . . . . . . . . . . .      177,000       93,000       517,000       219,000
                                                  ------------  -----------  ------------  ------------
                                                  $   760,000   $  519,000   $ 2,097,000   $ 1,579,000
                                                  ------------  -----------  ------------  ------------
Operating Income (Loss)
  Prevention . . . . . . . . . . . . . . . . . .  $  (258,000)  $  310,000   $  (476,000)  $   749,000
  Response . . . . . . . . . . . . . . . . . . .   (2,550,000)     513,000    (2,579,000)    2,949,000
  Restoration. . . . . . . . . . . . . . . . . .   (1,646,000)    (590,000)   (3,145,000)   (1,305,000)
                                                  ------------  -----------  ------------  ------------
                                                  $(4,454,000)  $  233,000   $(6,200,000)  $ 2,393,000
                                                  ------------  -----------  ------------  ------------

     (1) Corporate selling, general and administrative expenses have been allocated pro rata among segments based upon relative revenues.
     (2) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.

     Certain reclassifications have been made to the prior periods to conform to the current presentation.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

     Prevention revenues were $1,888,000 for the three months ended September 30, 2001, compared to $371,000 for the three months ended September 30, 2000, an increase of $1,517,000 (409%) in the current period. This increase was primarily the result of a higher activity level in the Venezuelan Safeguard operation during the 2001 quarter and an increase in service fees derived from the "WELLSURE" insurance program.

     Response revenues were $5,373,000 for the three months ended September 30, 2001, compared to $4,537,000 for the three months ended September 30, 2000, an increase of $836,000 (18.4%) in the current period. The increase was primarily the result of the Company acting as lead contractor on two critical well control events during the quarter.

     Restoration revenues were $1,233,000 for the three months ended September 30, 2001, compared to $723,000 for the three months ended September 30, 2000, representing an increase of $510,000 (70.5%) in the current period. Improving liquidity supported Restoration revenues and the Company's relationships with third party vendors. The Company's ability to expand its services through the addition of third party vendors led to a revenue increase in the "high tech" industrial services market.

COST  OF  SALES  AND  OPERATING  EXPENSES

     Prevention cost of sales and operating expenses were $1,248,000 for the three months ended September 30, 2001, compared to $208,000 for the three months ended September 30, 2000, an increase of $1,040,000 (500%). The increase is primarily the result of higher activity in the Venezuela Safeguard operation as discussed above.

     Response cost of sales and operating expenses were $4,006,000 for the three months ended September 30, 2001, compared to $4,185,000 for the three months ended September 30, 2000, a decrease of $179,000 (4.3%) for the current period. The decrease is the result of decreased activity from a lower utilization of third party subcontractors under the Company's previously described lead contracting role associated with two WELLSURE critical well events and improved operating margins in the Special Services division.

     Restoration cost of sales and operating expenses were $1,598,000 for the three months ended September 30, 2001, compared to $1,580,000 for the three months ended September 30, 2000, an increase of $18,000 (1.1%) for the current period. This increase is primarily due to increased third party costs associated with "high tech" industrial services described in the Restoration Revenue discussion above.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administrative expenses were $890,000 for the three months ended September 30, 2001 compared to $1,552,000 for the three months ended September 30, 2000, a decrease of $662,000 (42.7%) for the current period. This decrease was the result of financing and consulting costs of $797,000 that were included in the prior year quarter. As previously footnoted on the segmented financial table, Corporate selling, general and administrative expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

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

INTEREST  AND  OTHER  EXPENSES

     The decrease in other expenses (income) to ($10,000) for the three months ended September 30, 2001 as compared to $3,593,000 for the three months ended September 30, 2000 was the result of the restructuring of the majority of the Company's senior and subordinated debt with equity. The quarter ended September 30, 2000 included a charge of $1,268,000 related to legal settlements and other financial costs.

INCOME  TAX  EXPENSE

     Income taxes for the three months ended September 30, 2001 are a result of taxable income in the Company's foreign operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

     Prevention revenues were $3,535,000 for the nine months ended September 30, 2001, compared to $1,825,000 for the nine months ended September 30, 2000, representing an increase of $1,710,000 (93.7%) in the current period. This was primarily the result of the successful expansion of this segment through strategic engineering initiatives which include training, contingency planning and well plan reviews for new and existing domestic and foreign customers as well as new revenues associated with the Safeguard and "WELLSURE" programs.

     Response revenues were $22,669,000 for the nine months ended September 30, 2001, compared to $12,218,000 for the nine months ended September 30, 2000, an increase of $10,451,000 (85.5%) in the current period. The principal component of the increase was a result of the success of the risk management product "WELLSURE". Under the "WELLSURE" program, the Company acted as lead contractor on five critical well control events during the first nine months of 2001.

     Restoration revenues were $3,339,000 for the nine months ended September 30, 2001, compared to $3,560,000 for the nine months ended September 30, 2000, representing a decrease of $221,000 (6.2%) in the current period. The decrease was primarily attributable to $231,000 in reduced sales at Abasco due to a continuing decline in international direct sales efforts and support.

COST  OF  SALES  AND  OPERATING  EXPENSES

     Prevention cost of sales and operating expenses were $2,163,000 for the nine months ended September 30, 2001, compared to $1,426,000 for the nine months ended September 30, 2000, an increase of $737,000 (51.7%) in the current period.

The increase was due to the reallocation of resources from the Response segment to the Prevention segment due to the large increase in activity in the Prevention segment during this period

     Response cost of sales and operating expenses were $15,987,000 for the nine months ended September 30, 2001, compared to $10,040,000 for the nine months ended September 30, 2000, an increase of $5,947,000 (59.2%) in the current period. The increase was a result of increased activity and related third party costs under the Company's previously described lead contracting role associated with five WELLSURE critical well events.

     Restoration cost of sales and operating expenses were $4,043,000 for the nine months ended September 30, 2001, compared to $5,203,000 for the nine months ended September 30, 2000, a decrease of $1,160,000 (22.3%) in the current period. This decrease was primarily due to the absence of costs associated with the large international project that occurred during the first nine months of 2000 and reduced operating expenses at Abasco due to the decision to outsource the manufacturing of Abasco products.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administrative expenses were materially unchanged during the nine months ended September 30, 2001 compared to the prior period. The nine months ended September 30, 2000 included financing and consulting costs of $797,000, partially offset by additions in administrative and accounting staffing and systems, and in support of business development and sales initiatives. As previously footnoted on the segmented financial table, Corporate selling, general and administrative expenses have been allocated pro rata among the segments using relative revenue as the basis for allocation.

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

INTEREST  AND  OTHER  EXPENSES

     The decrease in interest and other expenses to $707,000 for the nine months ended September 30, 2001 as compared to $9,652,000 of expense in the prior year period is a result of the restructuring of the majority of the Company's senior and subordinated debt into equity. The nine months ended September 30, 2000 also included a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock, $942,000 of expenses related to warrants issued to the participation interest and advisory services associated therewith and charges of $598,000 related to the Comerica debt. Other expense for the prior period also includes approximately $1,268,000 in legal settlements and other financing related costs.

INCOME  TAX  EXPENSE

     Income taxes for the nine months ended September 30, 2001 are a result of taxable income in the Company's foreign operations.

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

     Recent activity levels in the oil and gas sector have increased the frequency of high-risk response work. However, the Company's well control business has only recently begun to benefit to a meaningful degree from an increase in the volume of critical events. In the past, the well control business has provided the Company with the opportunity for profitable operating activities, but the timing of critical events is unpredictable. Consequently, the Company's financial performance has been, and continues to be, subject to significant fluctuations.

     The relatively low incidences of critical events over the last two years have negatively affected the Company's financial position. In response, commencing in 1999 and continuing into 2001, the Company (a) downsized personnel, (b) improved its working capital, (c) closed and/or consolidated certain field offices, (d) consolidated administrative functions, and (e) discontinued certain business lines to ensure that the Company's resources were deployed in its most profitable operations. The Company's initial efforts to rationalize its operations were not sufficient to prevent significant operating losses in 1999 and 2000. During the first nine months of 2001, the result of these efforts was fully in place and, in combination with an increase in operating activity, contributed to a positive net income before preferred stock dividends during the period.

     The prior years' operating losses resulted in an impairment of the Company's liquidity and an inability to pay certain vendors in a timely manner. This hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. To address the Company's liquidity problems and to improve its overall capital structure, the Company initiated and completed a program in 2000 to raise new funds, sell assets of certain subsidiaries, retire the Company's existing senior debt, restructure its subordinated debt and increase its shareholders' equity.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests in its senior secured credit facility with Comerica Bank-Texas. In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of September 30, 2001.

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

     On October 24, 2000, the Company announced that it had reached an agreement in principle with Prudential Insurance Company of America, in the form of a letter of intent, regarding the restructuring of the Company's subordinated debt with Prudential. The Company had been in default under its subordinated note agreement with Prudential since the second quarter of 1999. A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying $12,000,000 cash at closing,
(ii) establishing $7,200,000 of new subordinated debt, (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). In addition, $500,000 is contingently payable upon the Company securing a new credit facility of commercial financing arrangement. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share and the Company agreed to re-price the existing common stock purchase warrants to purchase 3,165,000 currently held by Prudential to $0.625 per share. The Company has the right, through January 2, 2002, to repurchase, at a discount to face value, all of the debt and stock issued to Prudential.

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

     During the nine months ended September 30, 2001, the Company generated a net cash deficit from operating activities of $1,403,000 and the Company utilized net cash of $144,000 in investing activities. Overall, the Company's net cash position decreased by $882,000 during the period. At September 30, 2001, the Company had a cash balance of $534,000 (see Part 1, Item 1,
Consolidated  Statement  of  Cash  Flows).

     As of September 30, 2001, the Company's current assets totaled approximately $10,489,000 and current liabilities were $10,702,000, resulting in a working capital deficit of approximately $213,000. The Company's highly liquid current assets, represented by cash of $534,000 and receivables of $7,509,000 were collectively $2,659,000 less than the amount of current liabilities. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company may not have sufficient funds to meet its current obligations over the next twelve months and could be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy future liquidity requirements.


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

     The Company estimates that if prevailing market interest rates had been ten percent higher for the three and nine months ended September 30, 2000 and September 30, 2001, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $92,000, $122,000, $4,000 and $13,000, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 1998, 1999 and 2000, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $247,000 and $212,000 at December 31, 2000 and September 30, 2001, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Additionally, the Company's liquidity problems have adversely impacted the Company's ability to pay certain vendors on a timely basis. As a consequence, a number of these vendors filed lawsuits against the Company and some have obtained judgments for the amount of their claims, plus costs. The Company has retained a third party to negotiate settlements of some of these claims and is actively engaged in defending or resolving others. The Company expects that it will be able to resolve these claims in an orderly fashion and does not believe that these suits or judgments or any liabilities resulting from any such current proceedings will have a material adverse effect on its operations or financial position. However, the Company's business, financial performance and prospects could be adversely affected if it is unable to adequately defend, pay or settle its accounts, including as a consequence of efforts to enforce existing or future judgments.

     As previously discussed the Company's subsidiary ITS Supply Corporation ("ITS") filed in Corpus Christi, Texas for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company had an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment was paid in full by the Company on August 31, 2001.

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company has been advised by bankruptcy counsel that it does not believe it is probable that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged $350,000 in the form of a certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of September 30, 2001.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit No.                             Document
----------       ---------------------------------------------------------------
 3.01      -     Amended  and  Restated  Certificate  of  Incorporation  (1)
 3.02      -     Amendment  to  Certificate  of  Incorporation  (2)
*3.02(a)   -     Amendment  to  Certificate  of  Incorporation
 3.03      -     Amended  Bylaws  (3)
 4.01      -     Specimen  Certificate  for  the  Registrant's  Common
                 Stock  (4)
 4.02      -     Certificate  of  Designation  of  10%  Junior  Redeemable
                 Convertible  Preferred  Stock  (5)
 4.03      -     Certificate  of  Designation  of  Series  A  Cumulative  Senior
                 Preferred  Stock  (6)
 4.04      -     Certificate  of  Designation  of Series B Convertible Preferred
                 Stock  (7)
 4.05      -     Certificate  of  Designation of Series C Cumulative Convertible
                 Junior  Preferred  Stock  (8)
 4.06      -     Certificate  of  Designation  of  Series  D  Cumulative  Junior
                 Preferred  Stock  (9)
 4.07      -     Certificate  of  Designation of Series E Cumulative Senior
                 Preferred  Stock
 4.08      -     Certificate  of Designation of Series F Convertible Senior
                 Preferred  Stock
 4.09      -     Certificate  of  Designation  of  Series  G  Cumulative
                 Convertible  Preferred  Stock
 4.10      -     Certificate of  Designation  of Series H Cumulative Convertible
                 Preferred  Stock
 10.01     -     Alliance  Agreement  between  IWC  Services,  Inc.  and
                 Halliburton  Energy  Services,  a  division  of  Halliburton
                 Company  (10)
 10.02     -     Executive  Employment  Agreement  of  Larry  H.  Ramming  (11)
 10.03     -     Executive  Employment  Agreement  of  Brian  Krause  (12)
 10.04     -     1997  Incentive  Stock  Plan  (13)
 10.05     -     Outside  Directors'  Option  Plan  (14)
 10.06     -     Executive  Compensation  Plan  (15)
 10.07     -     Halliburton  Center  Sublease  (16)
 10.08     -     Registration  Rights  Agreement  dated  July  23,  1998,
                 between  Boots  &  Coots  International Well Control, Inc. and
                 The  Prudential  Insurance  Company  of  America  (17)
 10.09     -     Participation  Rights  Agreement  dated  July  23,  1998,  by and  among  Boots  &  Coots  International  Well Control, Inc.,
                 The  Prudential  Insurance  Company  of  America  and  certain stockholders  of  Boots  &  Coots  International  Well Control,
                 Inc.  (18)
 10.10     -     Common  Stock  Purchase Warrant dated July 23, 1998, issued to
                 The  Prudential  Insurance  Company  of  America(19)
 10.11     -     Loan  Agreement  dated  October  28,  1998,  between  Boots  &
                 Coots  International  Well  Control,  Inc.  and  Comerica
                 Bank  -  Texas  (20)
 10.12     -     Security  Agreement  dated  October  28,  1998,  between
                 Boots  &  Coots  International  Well Control, Inc. and Comerica
                 Bank  -  Texas  (21)
 10.13     -     Executive  Employment  Agreement  of  Jerry  Winchester  (22)
 10.14     -     Executive  Employment  Agreement  of  Dewitt  Edwards  (23)
 10.15     -     Office  Lease  for  777  Post  Oak  (24)
 10.16     -     Open
 10.17     -     Open
 10.18     -     Third  Amendment  to  Loan  Agreement dated April 21, 2000 (25)
 10.19     -     Fourth  Amendment  to  Loan  Agreement  dated May 31, 2000 (26)
 10.20     -     Fifth  Amendment  to  Loan  Agreement  dated  May 31, 2000 (27)
 10.21     -     Sixth  Amendment  to  Loan  Agreement  dated June 15, 2000 (28)
 10.22     -     Seventh Amendment to Loan Agreement dated December 29,2000 (29)
 10.23     -     Subordinated  Note  Restructuring Agreement with The Prudential
                 Insurance  Company  of  America  dated  December  28,  2000
 10.25     -     Preferred Stock and Warrant Purchase Agreement, dated April 15,
                 1999,  with  Halliburton  Energy  Services,  Inc.  (30)
 10.26     -     Letter  of  Engagement, dated April 10, 2000, with Maroon Bells
                 (31)

Exhibit No.                             Document
----------       ---------------------------------------------------------------
 10.27     -     Form  of Warrant issued to Specialty Finance Fund I, LLC and to
                 Turner,  Volker,  Moore  (32)
 10.28     -     Amended  and Restated Purchase and Sale Agreement with National
                 Oil  Well,  L.P.(33)
 21.01     -     List  of  subsidiaries  (34)


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

Date:  November 13, 2001