Form 10-K
period 2001-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2002-03-28
CIK 833845

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
                                 _______________

         Securities registered under Section 12(b) of the Exchange Act:

 TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                 ------------------------------------------
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

     The aggregate market value of such stock on March 22, 2002, based on closing sales price on that day was $11,239,349.

     The number of shares of the issuer's common stock outstanding on March 22, 2002 was 41,442,285.

================================================================================

                                                 FORM 10-K

                                               ANNUAL REPORT
                                   FOR THE YEAR ENDED DECEMBER 31, 2001

                                             TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
  Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  Item 2.     Description of Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  11
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item 5.     Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  12
  Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of  Operations  16
  Item 7A.    Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .  23
  Item 8.     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .  23
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
  Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . .  24
  Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
  Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .  31
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
  Item 14.    Exhibits List and Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
FINANCIAL STATEMENTS
  Reports of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
  Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
  Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Boots & Coots International Well Control, Inc. (the "Company") is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with these services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with oil and gas emergencies, to remediate affected sites and restore affected oil and gas wells to production. Through its participation in the proprietary insurance program WELLSURE(R), the Company provides lead contracting and high risk management services, under critical loss scenarios, to the program's insured clients. Additionally, under the WELLSURE(R) program the Company provides certain pre-event prevention and risk mitigation services. The Company also provides snubbing and other high risk well control management services, pre-event planning, training and consulting services and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies.

RECENT DEVELOPMENTS

     Financing Arrangement. On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK"), in which the Company pledged certain of its accounts receivable for a cash advance. The agreement allows the Company to pledge qualifying accounts receivable in an aggregate amount of up to $5,000,000. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's representations regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. As of December 31, 2001, the Company had $2,383,000 of its accounts receivable pledged to KBK, representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     AMEX Listing. The American Stock Exchange (AMEX), by letter dated March 15, 2002, has informed the Company that on or before April 15, 2002, the Company must submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. The plan must contain interim milestones that the Company will be required to meet to remain listed. If the Company fails to submit a plan the AMEX considers reasonable, fails to meet the milestones established in the plan or fails to obtain compliance with AMEX's continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, the AMEX has indicated that it may institute immediate delisting proceedings.

     In the past, the Company has voluntarily provided AMEX with information regarding its plans and expectations regarding compliance with continued listing standards, and the Company intends to similarly respond to AMEX's latest requests.

     AMEX continued listing standards require that listed companies maintain stockholders equity of $2,000,000 or more if the Company has sustained operating losses from continuing operations or net losses in two of its three most recent fiscal years or stockholders equity of $4,000,000 or more if it has sustained operating losses from continuing operations or net losses in three of its four most recent fiscal years. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature.

     Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HISTORY  OF  COMPANY

     The Company was incorporated in Delaware in April 1988, remaining largely inactive until acquiring IWC Services, Inc., a Texas corporation on July 29, 1997. In the transaction, the stockholders of IWC Services became the holders of approximately 93% of the outstanding shares of common stock of the Company and the management of IWC Services assumed management of the Company. IWC Services is a global-response oil and gas well control service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In addition, IWC Services provides snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company.

     Following the IWC Services transaction, the Company engaged in a series of acquisitions. On July 31, 1997, the Company acquired substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and the stock of its subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A. Boots & Coots LP and its subsidiaries were engaged in oil well fire fighting, snubbing and blowout control services.

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

     On September 25, 1997, the Company acquired Abasco, Inc., a designer and manufacturer of rapid-response oil and chemical spill containment and reclamation equipment and products. In response to depressed downstream industry conditions existing for a significant part of 1999 and 2000, and limitations on capital, the Company has substantially reduced but not discontinued the operations of Abasco, including the closure and consolidation of facilities and reductions in workforce.

     On January 2, 1998, the Company acquired all of the capital stock of International Tool and Supply ("ITS"), a materials and equipment procurement, transportation and logistics company serving the energy industry. As a result of ongoing operating losses, a shortage of working capital and the absence of a currently identified viable purchaser for ITS' operations, substantially all of the operations of ITS were ceased in April 2000 and it filed for bankruptcy protection in Corpus Christi, Texas. ITS is currently proceeding to liquidate its assets and liabilities in bankruptcy.

     On February 20, 1998, the Company acquired Boots & Coots Special Services, Inc., a provider of containment and remediation services in hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies, specializing in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting. Boots & Coots Special Services also provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

     On July 23, 1998, the Company acquired Baylor Company, a manufacturer of varied industrial products for the drilling, marine and power generation industries. As a result of the Company's financial difficulties, substantially all of the assets of Baylor were sold in September 2000.

     Effective November 4, 1998, Boots & Coots Special Services acquired HAZ-TECH Environmental Services, Inc. HAZ-TECH provided a complete range of emergency prevention and response services, including hazardous materials and waste management, OSHA personnel training and environmental site audits, surface and groundwater hydrology, bio remediation and pond dewatering, and water treatment to chemical manufacturing, railroad and truck transportation companies in Texas, Louisiana, Oklahoma and Arkansas.

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

     Business Strategy. As a result of operating losses, the Company has been forced to operate with a minimum of working capital. As a result, the Company curtailed its business expansion program, discontinued the operations of ITS, sold Baylor Company, reduced the operations of Abasco and focused its efforts on its remaining three core business segments, Prevention, Response and Restoration. Subject to capital availability, and recognizing that the well control services business is a finite market with services dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company intends to build upon its demonstrated strengths in high-risk management while increasing revenues from its pre-event and engineering services, environmental containment and remediation services and non-critical event services.

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

     The 1990's have been a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving the Company's senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are the Company, Wild Well Control, Inc., and Cudd Pressure Control, Inc.

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

     Decreasing availability of financial capacity in the re-insurance markets is causing underwriting syndicates to seek significant renewal rate increases and higher quality risks in the "Control of Well" segment of the energy insurance market. The Company believes these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE(R), a proprietary insurance program in which the Company is the provider of both pre-event services and loss management.

     Volatility of Firefighting Revenues. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company expects to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services. The Company's acquisitions of complementary businesses were designed to broaden its product and service offerings and mitigate the revenue and earnings volatility associated with its oil and gas well firefighting and blowout control services. The contraction of the Company's service and product offerings as a consequence of its financial difficulties has made it more susceptible to this volatility. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year for the foreseeable future.

     The Company's principal products and services for its three business segments include:

Prevention

     Firefighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Emergency Response Center that the Company has established on the North Slope of Alaska and the Emergency Response Center recently established in Algeria. The Company also provides ongoing consulting services relating to the Emergency Response Centers, including equipment sales, training, contingency planning, safety inspections and emergency response drills.

     Drilling Engineering. The Company has a highly specialized in-house engineering staff which, together with Halliburton Energy Services and John Wright Company, provides engineering services, including planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures; and mechanical and computer aided designs for well control equipment.

     Inspections. A cornerstone of the Company's strategy of providing preventive well control services involves on-site inspection services for drilling and work over rigs, drilling and production platforms, and field production facilities. These inspection services are provided by the Company and offered as a standard option in Halliburton's field service programs.

     Training. The Company provides specialized training in well control procedures for drilling, exploration and production personnel for both U.S. and international operators. The Company's training services are offered in conjunction with ongoing educational programs sponsored by Halliburton.

     Oil and Chemical Spill Prevention. The Company specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

     Strategic Event Planning (S.T.E.P.). A critical component of the services offered by the Halliburton Alliance is a strategic and tactical planning process addressing action steps, resources and equipment necessary for an operator to control a blowout. This planning process incorporates organizational structures, action plans, specifications, people and equipment mobilization plans with engineering details for well firefighting, capping, relief well and kill operations. It also addresses optimal recovery of well production status, insurance recovery, public information and relations and safety/environmental issues. While the S.T.E.P. program includes a standardized package of services, it is easily modified to suit the particular needs of a specific client.

     Regional Emergency Response Centers (SafeGuard). The Company has established and maintains industry supported "FireStations" on the North Slope of Alaska. The Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. The Company also currently has Emergency Response Centers in Houston, Texas, Anaco, Venezuela, and Algeria.

Response

     Well  Control.  This  service  segment is divided into two distinct levels:
"Critical Event" response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred; "Non-critical Event" response, on the other hand, is intended for the more common sub-surface operating problems that do not involve escaping hydrocarbons.

     Critical Events. Critical Events frequently result in explosive fires, loss of life, destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company's Critical Event work. Critical Events of catastrophic proportions can result in significant revenues to the Company in the year of the incident. The Company's professional firefighting staff has over 200 years of aggregate industry experience in responding to Critical Events, oil well fires and blowouts.

     Non-critical Events. Non-critical Events frequently occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most Non-critical Events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and the Company is then called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While Non-critical Events do not ordinarily have the revenue impact of a Critical Event, they are more common and predictable. Non-critical Events can escalate into Critical Events.

     Firefighting Equipment Rentals. This service includes the rental of specialty well control and firefighting equipment by the Company primarily for use in conjunction with Critical Events, including firefighting pumps, pipe racks, Athey wagons, pipe cutters, crimping tools and deluge safety systems. The Company charges this equipment out on a per diem basis. Rentals typically average approximately 40% of the revenues associated with a Critical Event.

     WELLSURE(R) Program. The Company and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration production companies, through retail insurance brokers, a program known as "WELLSURE(R)," which combines traditional well control and blowout insurance with the Company's post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE(R) has been arranged with leading London insurance underwriters. WELLSURE(R) program participants are provided with the full benefit of having the Company as a safety and prevention partner. In the event of well blowouts, the Company serves as the integrated emergency response service provider, as well as lead contractor and project manager for control and restoration of wells covered under the program.

     Industrial and Marine Firefighting. These services consist of two distinct elements: pre-event consulting and Critical Event management. The pre-event services offered include complete on-site inspection services, safety audits and pre-event planning. Based on these pre-event services, the Company can recommend the equipment, facilities and manpower resources that a client should have available in order to effectively respond to a fire. The Company also consults with the client to ensure that the equipment and services required will be available when needed. If a Critical Event subsequently occurs, the Company can respond at a client's facility with experienced firefighters and auxiliary equipment.

Restoration

     Oil and Chemical Spill Containment and Reclamation. The Company provides containment and remediation of hazardous material and oil spills for the railroad, transportation and shipping industries, as well as various state and federal governmental agencies. The Company also specializes in the transfer of hazardous materials and high and low pressure liquids and industrial fire fighting and provides in-plant remedial plan implementation, hazardous waste management, petroleum tank management, industrial hygiene, environmental and occupational, health and safety services.

     Containment and Reclamation Products. The Company's Abasco unit has been a leader in the design and manufacture of a comprehensive line of rapid response oil and chemical spill containment and reclamation equipment and products, including mechanical skimmers, containment booms and boom reels, dispersant sprayers, dispersal agents, absorbents, response vessels, oil and chemical spill industrial products, spill response packages, oil and chemical spill ancillary products and waste oil recovery and reclamation products. In response to depressed downstream industry conditions existing for a significant part of 1999 and limitations on capital, the Company has substantially reduced, but not discontinued, the operations of Abasco, including the closure and consolidation of facilities and reductions in workforce.

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

HALLIBURTON  ALLIANCE

      In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance in 1995 with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, WELLCALL(SM), draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services. The specific benefits that WELLCALL(SM) provides to an operator include:

     - Quick response with a global logistics system supported by an international communications network that operates around the clock, seven days a week

     - A full-time team of experienced well control specialists that are dedicated to safety

     -    Specialized  equipment  design,  rental,  and  sales

     - Contingency planning consultation where WELLCALL(SM) specialists meet with customers, identify potential problems, and help develop a comprehensive contingency plan

     - A single-point contact to activate a coordinated total response to well control needs.

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

     As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting and Risk Management expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. It is anticipated that future Company-owned Fire Stations, if developed, will be established at existing Halliburton facilities, such as the Algerian Fire Station, and that maintenance of the Fire Station equipment will be supported by Halliburton employees. The Halliburton Alliance also gives the Company access to Halliburton's global communications, credit and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

     Consistent with the Halliburton Alliance, the Company's focus has evolved to meet its clients' needs in a global theater of operations. With the increased emphasis by operators on operating efficiencies and outsourcing many engineering services, the Company has developed a proactive menu of services to meet their needs. These services emphasize pre-event planning and training to minimize the likelihood of a blowout and minimize damages in the event of a blowout. The Company provides comprehensive advance training, readiness, preparation, inspections and mobilization drills which allow clients to pursue every possible preventive measure and to react in a cohesive manner when an event occurs. The Halliburton Alliance stresses the importance of safety, environmental protection and cost control, along with asset protection and liability minimization.

     The agreement documenting the alliance between the Company and Halliburton (the "Alliance Agreement") provided that it would remain in effect for an indefinite period of time and could be terminated prior to September 15, 2005, only for cause, or by mutual agreement between the parties. Under the Alliance Agreement, cause for termination was limited to (i) a fundamental breach of the Alliance Agreement, (ii) a change in the business circumstances of either party,
(iii)  the  failure of the Alliance to generate economically viable business, or
(iv) the failure of either party to engage in good faith dealing. On April 15, 1999, in connection with a $5,000,000 purchase by Halliburton of the Company's Series A Cumulative Senior Preferred Stock, the Company and Halliburton entered into an expanded Alliance Agreement. While the Company considers its relationship with Halliburton to be good and strives to maintain productive communication with its chief Alliance partner, there can be no assurance that the Alliance Agreement will not be terminated by Halliburton. The termination of the Alliance Agreement could have a material adverse effect on the Company's future operating performance.

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

     Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to companies in the industry. To date, the Company has not been subject to any fines or penalties for violations of governmental or environmental regulations and has not incurred material capital expenditures to comply with environmental regulations.

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance, the WELLSURE program, and its acquisitions have strengthened its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, capital availability, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional anticipated change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of March 22, 2002, the Company and its operating subsidiaries collectively had 132 full-time employees, and 41 part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

OPERATING HAZARDS; LIABILITY INSURANCE COVERAGE

     The Company's operations involve ultra-hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in the Company being named a defendant in lawsuits asserting large claims. The Company may be held liable in certain circumstances, including if it fails to exercise reasonable care in connection with its activities, and it may also be liable for injuries to its agents, employees and contractors who are acting within the course and scope of their duties. The Company and its subsidiaries currently maintain liability insurance coverage with aggregate policy limits which are believed to be adequate for their respective operations. However, it is generally considered economically unfeasible in the oil and gas service industry to maintain insurance sufficient to cover large claims. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. No assurance can be given that the Company will not be subject to future claims in excess of the amount of insurance coverage which the Company deems appropriate and feasible to maintain.

RELIANCE UPON OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The Company's emergency response services require highly specialized skills. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its key employees. In seeking qualified personnel, the Company will be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business.

CONTRACTUAL OBLIGATIONS TO CUSTOMERS; INDEMNIFICATION

     The Company customarily enters into service contracts which contain provisions that hold the Company liable for various losses or liabilities incurred by the customer in connection with the activities of the Company, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in the Company's possession or control. The Company may be responsible for any such losses or liabilities caused by contractors retained by the Company in connection with the provision of its services. In addition, such contracts generally require the Company, its employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations. In the case of emergency response services, the Company frequently enters into agreements with customers which limit the Company's exposure to liability and/or require the customer to indemnify the Company for losses or liabilities incurred by the Company in connection with such services, except in the case of gross negligence or willful misconduct by the Company. There can be no assurance, however, that such contractual provisions limiting the liability of the Company will be enforceable in whole or in part under applicable law.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company leases a 23,000 square foot office at 777 Post Oak Boulevard., Houston, Texas, from an unaffiliated landlord through August 2005 at a current monthly rental of $44,000. Beginning in February 2000, the Company subleased approximately 25% of this office space on substantially similar terms and conditions as the primary lease. The Company leases an 11,000 square foot Emergency Response Center facility in Anaco, Venezuela, for a monthly rental of $2,500. The Company owns a facility in northwest Houston, Texas, at 11615 N. Houston Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. The Company leases a 7,000 square foot office in the Halliburton Center, Houston, Texas. This space is rented from an unaffiliated landlord through May 2002 for an average monthly rental of $7,000, and is subleased on substantially the same terms. The Company leases a 10,000 square foot office and equipment storage facility in southeast Houston, Texas, through December 31, 2003 at a monthly rental of $12,290. Additionally, the Company has leased office and equipment storage facilities in various other cities within the United States and Venezuela. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     ITS Supply Bankruptcy Claims

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al. and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserts that there were approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers made between the parties. The Company does not believe that it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 29, 2001, the Company convened its annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders elected three Class I directors serving for a three year term.

     The  voting  was  as  follows:

                                  FOR       WITHHELD    ABSTAINING
                              ------------------------------------
          Larry H. Ramming    31,042,182     380,002        --
          Thomas L. Easley    31,111,117     311,067        --
          E.J. "Jed" DiPaolo  31,031,242     390,942        --


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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock is listed on the AMEX under the symbol "WEL." The following table sets forth the high and low sales prices per share of the common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

                                   HIGH AND LOW SALES PRICES

                                       2000              2001
                                       ----              ----
                                  HIGH      LOW     HIGH      LOW
                                 -------  -------  -------  -------
          First Quarter . . . .  $1.8125  $0.3750  $0.9600  $0.4380
          Second Quarter. . . .   0.8125   0.5000   0.7500   0.4500
          Third Quarter . . . .   1.0000   0.3750   0.8500   0.5100
          Fourth Quarter. . . .   0.8125   0.3125   0.6900   0.3500


     On March 22, 2002 the last reported sale price of the common stock as reported on AMEX was $0.37 per share.

     As of March 22, 2002, the Company's common stock was held by approximately 214 holders of record. The Company estimates that it has a significantly larger number of beneficial stockholders as much of its common stock is held by broker-dealers in street name for their customers.

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

     AMEX, by letter dated March 15, 2002, has informed the Company that on or before April 15, 2002, the Company must submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. The plan must contain interim milestones that the Company will be required to meet to remain listed. If the Company fails to submit a plan the AMEX considers reasonable, fails to meet the milestones established in the plan or fails to obtain compliance with AMEX's continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, the AMEX has indicated that it may institute immediate delisting proceedings.

     AMEX continued listing standards require that listed companies maintain stockholders equity of $2,000,000 or more if the Company has sustained operating losses from continuing operations or net losses in two of its three most recent fiscal years or stockholders equity of $4,000,000 or more if it has sustained operating losses from continuing operations or net losses in three of its four most recent fiscal years. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature.

SALES  OF  UNREGISTERED  SECURITIES;  USE  OF  PROCEEDS

     During the 2001 year, the Company issued the following securities in transactions exempt from registration under Section 4(2) the Securities Act of 1933, as amended:

     - 8,129,636 shares of common stock in January 2001 in exchange for all 60,972 outstanding shares of Series B Convertible Preferred Stock.

     - 750 shares of Series C Preferred Stock and a warrant to purchase 75,000 shares of common stock, at an exercise price of $0.75 per share, in October 2001 to a lawyer in exchange for legal services rendered.

     - 2,091 shares of Series C Preferred Stock in aggregate quarterly dividends on shares of Series C Preferred Stock outstanding during 2001, as well as 444,295 shares of common stock upon the conversion of 3,332 outstanding shares of Series C Preferred Stock in October 2001.

     - 258 shares of Series D Preferred Stock in aggregate quarterly dividends on shares of Series D Preferred Stock outstanding during 2001.

     - 5,125 shares of Series E Preferred Stock in aggregate quarterly dividends on shares of Series E Preferred Stock outstanding during 2001.

     - 8,200 shares of Series G Preferred Stock in aggregate quarterly dividends on shares of Series G Preferred Stock outstanding during 2001.

     - 9,134 shares of Series H Preferred Stock in aggregate quarterly dividends on shares of Series H Preferred Stock outstanding during 2001.

     - 700,000 shares of common stock for legal settlements accrued in 2000, issued in April 2001.

     - 97,900 shares of common stock as compensation to a group that arranged a participation interest in our senior credit facility in May 2001.

     - 161,333 shares of common stock to a financial consultant in June 2001 in exchange for services rendered.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial data of the Company for the fiscal year ended June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998, 1999, 2000 and 2001 which has been derived from the Company's audited consolidated financial statements. In the opinion of management of the Company, the unaudited consolidated financial statements for the six months ended December 31, 1996 and the year ended December 31, 1997 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial data for such period. The results of operations for the six months ended December 31, 1996 and 1997 are not necessarily indicative of results for a full fiscal year. The results of operations of ITS and Baylor Company are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

                                                YEAR ENDED  SIX MONTHS ENDED DECEMBER 31,
                                                  JUNE 30,   --------------------------
                                                   1997          1996          1997
                                               ------------  ------------  ------------
                                                              (UNAUDITED)
INCOME STATEMENT DATA:
  Revenues. . . . . . . . . . . . . . . . . .  $ 2,564,000   $   743,000   $ 5,389,000
  Operating loss. . . . . . . . . . . . . . .      (68,000)     (397,000)     (432,000)
  Loss from continuing operations
     before extraordinary item. . . . . . . .     (156,000)     (411,000)     (565,000)
  Income (loss) from discontinued
    operations,  net of income taxes. . . . .            -             -             -
  Loss from sale of  discontinued
    operations,  net of income taxes. . . . .            -             -             -
  Net loss before
     extraordinary item . . . . . . . . . . .     (156,000)     (411,000)     (565,000)
  Extraordinary
     item - gain (loss) on
     debt extinguishment. . . . . . . . . . .            -             -      (193,000)
  Net loss. . . . . . . . . . . . . . . . . .     (156,000)     (411,000)     (758,000)
Net loss attributable to common stockholders.     (156,000)     (411,000)     (758,000)
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations. . . . . . . . . . .  $     (0.01)  $     (0.04)  $     (0.02)
                                               ============  ============  ============
   Discontinued operations. . . . . . . . . .  $         -   $         -   $         -
                                               ============  ============  ============
   Extraordinary item . . . . . . . . . . . .  $         -   $         -   $     (0.01)
                                               ============  ============  ============
   Net loss         . . . . . . . . . . . . .  $     (0.01)  $     (0.04)  $     (0.03)
                                               ============  ============  ============
 Weighted average common
     shares outstanding . . . . . . . . . . .   12,191,000    11,500,000    23,864,000

                                                                     YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                                 1997          1998          1999           2000           2001
                                             ------------  ------------  -------------  -------------  ------------
                                              (UNAUDITED)
INCOME STATEMENT DATA:
  Revenues. . . . . . . . . . . . . . . . .  $ 7,154,000   $32,295,000   $ 33,095,000   $ 23,537,000   $36,149,000
  Operating income (loss) . . . . . . . . .     (360,000)   (1,202,000)   (19,984,000)   (11,390,000)    1,914,000
  Income (loss) from continuing operations
     before extraordinary item. . . . . . .     (374,000)   (3,562,000)   (26,468,000)   (22,732,000)      926,000
  Income (loss) from discontinued
    operations,  net of income taxes. . . .            -       566,000     (4,648,000)     1,544,000       402,000
  Loss from sale of  discontinued
    operations,  net of income taxes. . . .            -             -              -     (2,555,000)            -
  Net income (loss) before
     extraordinary item . . . . . . . . . .     (374,000)   (2,996,000)   (31,116,000)   (23,743,000)    1,328,000
  Extraordinary
     item -gain (loss) on
     debt extinguishment. . . . . . . . . .     (193,000)            -              -      2,444,000             -
  Net income (loss) . . . . . . . . . . . .     (567,000)   (2,996,000)   (31,116,000)   (21,299,000)    1,328,000
Net loss attributable to common
        stockholders. . . . . . . . . . . .     (567,000)   (3,937,000)   (32,360,000)   (22,216,000)   (1,596,000)
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations. . . . . . . . . .  $     (0.03)  $     (0.14)  $      (0.81)  $      (0.70)  $     (0.05)
                                             ============  ============  =============  =============  ============
   Discontinued operations. . . . . . . . .  $         -   $      0.02   $      (0.13)  $      (0.03)  $      0.01
                                             ============  ============  =============  =============  ============
   Extraordinary item . . . . . . . . . . .  $     (0.02)  $         -   $          -   $       0.07   $         -
                                             ============  ============  =============  =============  ============
   Net loss . . . . . . . . . . . . . . . .  $     (0.05)  $     (0.12)  $      (0.94)  $      (0.66)  $     (0.04)
                                             ============  ============  =============  =============  ============
 Weighted average common
     shares outstanding . . . . . . . . . .   12,136,000    31,753,000     34,352,000     33,809,000    40,073,000

                                      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                          1997           1998            1999            2000            2001
                                      -------------  -------------  --------------  --------------  --------------
BALANCE SHEET DATA:
  Total assets . . . . . . . . . . .  $  14,062,000  $  82,156,000  $  53,455,000   $  18,126,000   $  17,754,000
  Long-term debt and notes payable,
     including current  maturities .      1,664,000     50,349,000     43,181,000      12,620,000      12,520,000
  Working capital (deficit). . . . .      2,312,000     48,625,000    (20,455,000)     (4,018,000)       (159,000)
  Stockholders' equity (deficit) . .     10,232,000     20,236,000     (4,327,000)     (6,396,000)     (4,431,000)
  Common shares outstanding   .. . .     29,999,000     33,044,000     35,244,000      31,692,000      41,442,000

- The reduction in total assets from 1998 to 1999 is a result of write downs in 1999.
- The reduction in total assets from 1999 to 2000 is a result of the sale of Baylor.
- The reduction of long-term debt and notes payable, including current maturities from 1999 to 2000 is the result of a troubled debt restructuring and payments of debt from the proceeds of the sale of Baylor.
- Negative working capital in 1999 is due to the classification of long-term debt as current due to failing certain debt covenants, partially offset by net assets of discontinued operations being classified as current assets.
- The change in working capital from 1999 to 2000 is a result of reduction of current debt due to the effect of the troubled debt restructuring offset by the reduction of current assets as a result of the sale of Baylor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     A summary of consolidated operating results for the fiscal years ended December 31, 1999, 2000 and 2001 is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                         ------------------------------------------
                                             1999           2000           2001
                                         -------------  -------------  ------------
Revenues. . . . . . . . . . . . . . . .  $ 33,095,000   $ 23,537,000   $36,149,000
Costs and expenses:
  Cost of sales and operating . . . . .    31,971,000     25,107,000    27,699,000
  Selling, general and
    administrative. . . . . . . . . . .    13,694,000      5,322,000     4,582,000
  Depreciation and
    amortization. . . . . . . . . . . .     2,907,000      2,665,000     1,954,000
  Write-down of long-lived assets . . .     4,507,000              -             -
  Loan guaranty charge. . . . . . . . .             -      1,833,000             -
  Operating income (loss) . . . . . . .   (19,984,000)   (11,390,000)    1,914,000
  Interest (expense) and other income,
    net . . . . . . . . . . . . . . . .    (6,402,000)   (11,277,000)     (653,000)
  Income tax expense. . . . . . . . . .       (82,000)       (65,000)     (335,000)
Income (loss) from continuing
    operations before extraordinary
    item. . . . . . . . . . . . . . . .   (26,468,000)   (22,732,000)      926,000
Income (loss) from discontinued
    operations, net of income taxes . .    (4,648,000)     1,544,000       402,000
Loss from sale of discontinued
  operation net of income tax . . . . .             -     (2,555,000)            -
Extraordinary gain on early debt
  extinguishment, net of income taxes .             -      2,444,000             -
   Net income (loss). . . . . . . . . .   (31,116,000)   (21,299,000)    1,328,000
  Stock and warrant accretions. . . . .      (775,000)       (53,000)      (53,000)
  Preferred dividends paid. . . . . . .       (14,000)             -             -
  Preferred dividends accrued . . . . .      (455,000)      (864,000)   (2,871,000)
Net loss attributable to common
     stockholders        .. . . . . . .  $(32,360,000)  $(22,216,000)  $(1,596,000)


     On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue the ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. ITS and Baylor are presented as discontinued operations in the consolidated financial statements and are therefore excluded from the segment information for all periods.

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

     The Response segment consists of personnel and equipment services provided during an emergency, such as a critical well event or a hazardous material response. The services provided are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins. However, when the Company responds to a critical event under the WELLSURE(R) program, the Company acts as a general contractor and engages third party service providers, which form part of the revenues recognized by the Company. This revenue contribution has the ability to significantly lower the overall gross profit margins of the segment.

     The Restoration segment consists of "post-event" services designed to minimize the effects of a critical emergency event as well as industrial and remediation service. The services provided range from environmental compliance and disposal services to facility decontamination services in the event of a plant closing. Restoration services are a natural extension of response service assignments.

     Information concerning operations in different business segments for the years ended December 31, 1999, 2000 and 2001 is presented below. Certain classifications have been made to the prior periods to conform to the current presentation.

                                                 YEARS ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1999           2000           2001
                                       -------------  -------------  ------------
REVENUES
  Prevention. . . . . . . . . . . . .  $    769,000   $  2,134,000   $ 5,256,000
  Response. . . . . . . . . . . . . .    20,107,000     16,670,000    26,739,000
  Restoration . . . . . . . . . . . .    12,219,000      4,733,000     4,154,000
                                       -------------  -------------  ------------
                                         33,095,000     23,537,000    36,149,000
                                       =============  =============  ============
COST OF SALES AND OPERATING EXPENSES
  Prevention. . . . . . . . . . . . .       441,000      1,934,000     2,929,000
  Response. . . . . . . . . . . . . .    19,459,000     16,002,000    19,321,000
  Restoration . . . . . . . . . . . .    12,071,000      7,171,000     5,449,000
                                       -------------  -------------  ------------
                                         31,971,000     25,107,000    27,699,000
                                       =============  =============  ============
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES  (1)
  Prevention. . . . . . . . . . . . .       383,000        673,000       722,000
  Response. . . . . . . . . . . . . .     7,668,000      3,627,000     3,427,000
  Restoration . . . . . . . . . . . .     5,643,000      1,022,000       433,000
                                       -------------  -------------  ------------
                                         13,694,000      5,322,000     4,582,000
                                       =============  =============  ============
DEPRECIATION AND AMORTIZATION (2)
  Prevention. . . . . . . . . . . . .        46,000        251,000       333,000
  Response. . . . . . . . . . . . . .     2,303,000      1,772,000     1,401,000
  Restoration . . . . . . . . . . . .       558,000        642,000       220,000
                                       -------------  -------------  ------------
                                          2,907,000      2,665,000     1,954,000
                                       =============  =============  ============
OPERATING INCOME (LOSS) (3)
  Prevention. . . . . . . . . . . . .      (165,000)      (890,000)    1,272,000
  Response. . . . . . . . . . . . . .   (10,785,000)    (6,029,000)    2,590,000
  Restoration . . . . . . . . . . . .    (9,034,000)    (4,471,000)   (1,948,000)
                                       -------------  -------------  ------------
                                        (19,984,000)   (11,390,000)    1,914,000
                                       =============  =============  ============

(1) Selling, general and administrative and corporate expenses have been allocated pro rata among segments based upon relative revenues.
(2) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.
(3) Includes write down of long-lived assets of $4,507,000 in 1999 and loan guarantee charges of $1,833,000 in 2000.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 WITH THE YEAR ENDED DECEMBER 31, 2000

Revenues

     Prevention revenues were $5,256,000 for the year ended December 31, 2001, compared to $2,134,000 for the year ended December 31, 2000, representing an increase of $3,122,000 (146.3%) in the current year. The increase was primarily the result of expansion in strategic engineering services, including training, contingency planning and well plan reviews for new and existing domestic and foreign customers, as well as growth in the Safeguard and "WELLSURE(R)" programs.

     Response revenues were $26,739,000 for the year ended December 31, 2001, compared to $16,670,000 for the year ended December 31, 2000, an increase of $10,069,000 (60.4%) in the current year. The principal component of the increase was the success of the "WELLSURE(R)" program. Under the "WELLSURE(R)" program, the Company acted as lead contractor on five critical well control events during the year of 2001.

     Restoration revenues were $4,154,000 for the year ended December 31, 2001, compared to $4,733,000 for the year ended December 31, 2000, representing a decrease of $579,000 (12.2%) in the current year. The decrease was primarily attributable to $627,000 in reduced sales at Abasco due to a continuing decline in international direct sales efforts and support.

Cost of Sales and Operating Expenses

     Prevention cost of sales and operating expenses were $2,929,000 for the year ended December 31, 2001, compared to $1,934,000 for the year ended December 31, 2000, an increase of $995,000 (51.4%) in the current year. The increase was due to the reallocation of resources from the Response segment to the Prevention segment due to the large increase in activity in the Prevention segment during this period.

     Response cost of sales and operating expenses were $19,321,000 for the year ended December 31, 2001, compared to $16,002,000 for the year ended December 31, 2000, an increase of $3,319,000 (20.7%) in the current year. The increase was a result of increased activity and related third party costs under the Company's previously described lead contracting role associated with five WELLSURE critical well events.

     Restoration cost of sales and operating expenses were $5,449,000 for the year ended December 31, 2001, compared to $7,171,000 for the year ended December 31, 2000, a decrease of $1,722,000 (24.0%) in the current year. This decrease was primarily a result of the revenue decline at Abasco due to the decision to outsource the manufacturing of Abasco products.

Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses were $4,582,000 for the year ended December 31, 2001, compared to $5,322,000 for the year ended December 31, 2000, a decrease of $740,000 (13.9%) from the prior year. The year ended December 31, 2000 selling, general and administrative costs were higher primarily as a result of financing and consulting costs of $797,000, partially offset in the current year by additions to the administrative, accounting staffing and systems, and additional support of business development and sales initiatives. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between 2001 and 2000. As previously footnoted on the segmented financial table, depreciation and amortization expenses to related corporate assets have been allocated pro rata among the segments on the basis of relative revenue as the basis for allocation.

Interest Expense and Other, Including Finance Costs

     The decrease in interest expenses of $10,624,000 for the year ended December 31, 2001, as compared to the prior year period is a result of the restructuring of the majority of the Company's senior and subordinated debt into equity in December 2000. The year ended December 31, 2000 also included a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock; $1,060,000 of expenses related to warrants issued to the participation interest in our senior credit facility and associated advisory services; and charges of $598,000 related to the Comerica debt. Other expense for the prior period also included approximately $1,609,000 in legal settlements and other financing related costs.

Income Tax Expense

     Income taxes for the year ended December 31, 2001 and 2000 are a result of taxable income in the Company's foreign operations and $43,000 of alternative minimum tax for the year ended December 31, 2001.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED DECEMBER 31, 1999

Revenues

     Prevention revenues were $2,134,000 for the year December 31, 2000, compared to $769,000 for the year ended December 31, 1999, representing an increase of $1,365,000 (177.5%) for the year. These increases were primarily the result of improvements in non-event engineering and training services of $675,000 and an increase in non-event related projects in Venezuela of $829,000.

     Response revenues were $16,670,000 for the year ended December 31, 2000, compared to $20,107,000 for the year ended December 31, 1999, a decrease of $3,437,000 (17.1%) from the prior year. The 1999 period included a blowout where the Company acted as general contractor and generated an additional $4,460,000 in revenues from pass through third party invoices. Also, the 2000 period showed a decline, as compared to 1999, of $1,215,000 in lower margin revenues from consulting services due to the Company's strategy to exit that business in favor of more profitable service lines. These decreases were offset by improvements in well control response services of $2,238,000.

      Restoration revenues were $ 4,733,000 for the year ended December 31, 2000, compared to $ 12,219,000 for the year ended December 31, 1999, representing a decrease of $ 7,486,000 (61.3%) from the prior year. This decrease included $4,110,000 which was directly attributable to liquidity impairments limiting the Company's ability to procure third party services required for plant services and remediation. An additional $3,376,000 reduction occurred in Abasco as a result of a decline in international orders for spill equipment and a concurrent decrease in orders for fire and protective equipment.

Cost of Sales and Operating Expenses

     Prevention cost of sales and operating expenses were $1,934,000 for the year ended December 31, 2000, compared to $441,000 for the year ended December 31, 1999, an increase of $1,493,000 (338.5%) from the prior year. These increases were primarily a result of increased activity in non-event engineering and training services of $594,000 and increased costs related to non-event related projects in Venezuela of $329,000.

     Response cost of sales and operating expenses were $16,002,000 for the year ended December 31, 2000, compared to $19,459,000 for the year ended December 31, 1999, a decrease of $3,457,000 (17.8%) from the prior year. The 1999 period included a blowout where the company acted as general contractor and generated an additional $4,242,000 in costs related to revenues from pass through third party invoices. Also, the 2000 period showed a decline of $1,128,000 in costs related to lower margin revenues from consulting services due to the Company's strategy to exit that business in favor of more profitable service lines. These decreases were offset by additional costs due to revenue improvements in well control response services of $1,913,000.

     Restoration cost of sales and operating expenses were $7,171,000 for the year ended December 31, 2000, compared to $12,071,000 for the year ended December 31, 1999, a decrease of $4,900,000 (40.6%) from the prior year. This decrease was a result of the previously discussed revenue reduction due to liquidity impairments and lost market share.

Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses were $5,322,000 for the year ended December 31, 2000, compared to $13,694,000 for the year ended December 31, 1999, a decrease of $8,372,000 (61.1%) from the prior year. Selling, general and administrative expenses were reduced as a consequence of 1999 cost reduction initiatives primarily involving Boots & Coots Special Services and Abasco. As previously footnoted on the segmented financial table, selling, general and administrative and corporate expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between 2000 and 1999. As previously footnoted on the segmented financial table, depreciation and amortization expenses to related corporate assets have been allocated pro rata among the segments on the basis of relative revenue as the basis for allocation.

Interest  Expense  and  Other,  Including  Finance  Cost

     Interest expense for the year ended December 31, 2000 was $7,454,000 compared to $6,184,000 in the prior year. The increase of $1,270,000 in interest expense is primarily due to the additional senior debt incurred during the year. The year ended December 31, 2000 also included a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock, $1,060,000 of expenses related to warrants issued to the participation interest and advisory services associated therewith and charges of $598,000 related to the Comerica debt. Other expense for the prior period also includes approximately $1,609,000 in legal settlements and other financing related costs.

Income Tax Expense

     Income taxes for the year ended December 31, 2000 and 1999 are a result of taxable income in the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

     The Company generates its revenues from prevention services, emergency response activities and restoration services. Response activities are generally associated with a specific emergency or "event" whereas prevention and restoration activities are generally "non-event" related services. Event related services typically produce higher operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. Non-event services typically have lower operating margins, but the volume and availability of work is more predictable. Historically the Company has relied on event driven revenues as the primary focus of its operating activity, but more recently the Company's strategy has been to achieve greater balance between event and non-event service activities. While the Company has successfully improved this balance, event related services are still the major source of revenues and operating income for the Company.

     The Company's event-related capabilities include hazardous materials and other emergency response services to industrial customers and governmental agencies, but the majority of the Company's event related revenues are derived from well control events (i.e., blowouts) in the oil and gas industry. Demand for the Company's well control services is impacted by the number and size of drilling and work over projects, which fluctuate as changes in oil and gas prices affect exploration and production activities, forecasts and budgets. The Company's reliance on event driven revenues in general, and well control events in particular, impairs the Company's ability to generate predictable operating cash flows.

     In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE program, which is now providing more predictable and increasing service fee income, and began marketing its SafeGuard program, which provides a full range of prevention services domestically and internationally. For the year ended December 31, 2001, non-event prevention revenues increased to $5,256,000, a 146.2% increase compared to the prior year, and operating income grew to $1,272,000 compared to a loss in the prior year. The Company intends to continue its efforts to increase the revenues it generates from prevention services in 2002.

     The Company's strategy also includes plans to increase non-event restoration services to its existing customer base. The market for restoration services is large in comparison to the more specialized emergency response business, and it provides growth opportunities for the Company. High value restoration services include snubbing operations, redrilling applications and project management services. However, proper development of these activities requires significantly greater capital than what has been available to the Company. Consequently, the Company is limited to a more selective range of lower value services, such as site remediation, and has been unable to exploit the higher margin opportunities available in this business segment. For the year ended December 31, 2001, restoration revenues were $4,154,000, a 12.2% decrease compared to the prior year, while operating losses were reduced to $1,948,000, a 56.4% decrease compared to the prior year.

     The Company intends to continue its efforts to increase its non-event services in the prevention and restoration segments with the objective of covering all of the Company's fixed operating costs and administrative overhead from these more predictable non-event services, offsetting the risks of unpredictable event-driven emergency response business, but maintaining the benefit of the high operating margins that such events offer. Although the Company has made progress towards this goal, it has been difficult to achieve because of the Company's weakened financial position and severe capital constraints. The Company has been unable to pay certain vendors in a timely manner, including vendors that the Company considers important to its ongoing operations, which has hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations.

     At the beginning of 2001, the Company had unusually high accounts payable and accrued liabilities, which had accumulated during a period of financial restructuring in recent years. During the year ended December 31, 2001, the Company used $4,140,000 of its available sources of cash to reduce accounts payable and accrued expenses. This was the principal use of cash for the Company in 2001, which, when offset with all other operating sources, resulted in net cash used in operating activities of $3,080,000. Additionally, the Company used $130,000 in investing activities (principally equipment additions net of proceeds from equipment sales) and it repaid $100,000 of debt. The $3,210,000 combined use of cash was funded with $2,203,000 of cash proceeds from a financing facilities, discussed below, and $1,107,000 from reductions of cash on hand at the beginning of the year. At December 31, 2001, the Company had a cash balance of $309,000.

     On June 18, 2001, the Company entered into a facility with KBK in which it pledged certain accounts receivable for a cash advance. The facility allows the Company to pledge additional qualifying accounts receivable up to an aggregate amount of $5,000,000. The Company paid $135,000 for loan origination fees, finder's fees and legal fees related to the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to 2% of the maximum amount of the facility. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's obligations under the facility are secured by a first lien on certain other accounts receivable of the Company. As of December 31, 2001, the Company had $2,383,000 of its accounts receivable pledged to KBK, representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     As of December 31, 2001, the Company's current assets totaled approximately $9,506,000 and its current liabilities were $9,665,000, resulting in a net working capital deficit of approximately $159,000 (compared to a beginning year deficit of $4,018,000). The Company's highly liquid current assets, represented by cash of $309,000 and receivables and restricted assets of $7,933,000 were collectively $1,423,000 less than the amount of current liabilities at December 31, 2001 (compared to a beginning year deficit of $4,966,000). The Company has significantly reduced its net working capital deficit during 2001 but it continues to experience severe working capital constraints. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities, but does not have any current commitments. Absent new near-term sources of financing or the generation of significant operating income, the Company will not have sufficient funds to meet its immediate obligations and will be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy its liquidity requirements.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


     DISCLOSURE OF ON AND OFF BALANCE SHEET DEBTS AND COMMITMENTS:

---------------------------------------------------------------------------------------------
                FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
DESCRIPTION                  2002        2003       2004       2005       2006    THEREAFTER
---------------------------------------------------------------------------------------------
Long term debt and
notes payable including
short term debt (1). . .  $2,203,000  $1,000,000         -  $7,200,000         -            -
---------------------------------------------------------------------------------------------
Future minimum lease
payments . . . . . . . .  $1,033,000  $  902,000  $640,000  $  421,000  $208,000  $   208,000
---------------------------------------------------------------------------------------------
Total commitments. . . .  $3,236,000  $1,902,000  $640,000  $7,621,000  $208,000  $   208,000
---------------------------------------------------------------------------------------------

(1) Accrued interest totaling $4,320,000 is included in the Company's 12% Senior Subordinated Note at December 31, 2001 due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through December 31, 2002 will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002 will begin on March 31, 2003 and will continue quarterly until December 30, 2005.

     CRITICAL  ACCOUNTING  POLICIES

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company identified our most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

     Revenue Recognition - Revenue is recognized on the Company's service contracts primarily on the basis of contractual day rates as the work is completed. On a small number of turnkey contracts, revenue may be recognized on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred.

     Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109 "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

     As of December 31, 2000 and 2001, the Company has net domestic operating loss carry forwards of approximately $47,155,000 and $46,065,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not the assets will not be realized.

RECENT ACCOUNTING STANDARDS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS No. 142 will be effective January 1, 2002. Management estimates that the adoption of SFAS No. 142's requirement to not amortize goodwill will increase operating income by approximately $59,000 in 2002. Management is currently evaluating the effect that adoption of the other provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. The Company's adoption of SFAS No. 144, on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical 10% increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical 10% increase.

     The Company estimates that if prevailing market interest rates had been 10% higher throughout 1999, 2000 and 2001, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $160,000, $122,000 and $29,000 in 1999, 2000 and 2001,
respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at year-end 1999, 2000 and 2001, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1,568,000, $247,000 and $212,000 at December 31, 1999, 2000 and 2001, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

       NAME          AGE                        POSITION
-------------------  ---  ----------------------------------------------------
Larry H. Ramming. .   55  Chairman of the Board of Directors
                            Chief Executive Officer and Chief Financial Officer
Brian Krause. . . .   46  Director
                            Vice President of Boots & Coots Services
K. Kirk Krist . . .   44  Director

Jerry L. Winchester   43  Director
                            President and Chief Operating Officer
Dewitt H. Edwards .   43  Corporate Secretary - Executive Vice President

Thomas L. Easley. .   56  Director  (Vice President & Chief Financial Officer
                            Through February 7, 2000)
E. J. DiPaolo . . .   49  Director

W. Richard Anderson   49  Director

Tracy S. Turner . .   41  Director


BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

     Larry H. Ramming has served as the Chairman of the Board and Chief Executive Officer of the Company since the acquisition of IWC Services, Inc. by the Company on July 29, 1997. Mr. Ramming serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2004. Previously Mr. Ramming was actively involved in mortgage banking and the packaging and resale of mortgage notes, consumer loans and other debt instruments for over 15 years. In addition, Mr. Ramming has been an active venture capital investor.

     Brian Krause has served as a director of the Company since the acquisition of IWC Services (Well Control Business Unit) by the Company on July 29, 1997. Mr. Krause serves as a Class III Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2003. Mr. Krause brings over 20 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995.

     K. Kirk Krist has served as a director since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist serves as a Class III Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2003. Mr. Krist also serves on the Audit and Compensation Committees. Mr. Krist has been a self-employed oil and gas investor and venture capitalist since 1982.

     Jerry L. Winchester has served as a director since July 1997. Mr. Winchester serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2002. Mr. Winchester has served as President and Chief Operating Officer of the Company since November 1, 1998. Before assuming these positions, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services.

     Dewitt H. Edwards has served as Executive Vice President of the Company since September 1, 1998 and has served as Corporate Secretary since April 2000. Before assuming these positions, Mr. Edwards served in progressive positions of responsibilities with Halliburton Energy Services from 1979 to 1998, most recently as Operations Manager - North American Region Resources Management.

     Thomas L. Easley served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 through February 7, 2000, at which time he resigned to pursue another business activity. Mr. Easley has served as a director since March 25, 1998. Mr. Easley serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2004. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President, Finance of Huthnance International, Inc., a closely held offshore oil and gas drilling contractor. From February 7, 2000, through February 1, 2002, Mr. Easley served as Executive Vice President-Finance & Administration of Grant Geophysical, Inc., a closely-held seismic data acquisition and processing company. He currently provides business and financial consultative services.

     E. J. "Jed" DiPaolo has served as a director since May 1999. Mr. DiPaolo serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2004. Mr. DiPaolo also serves on the Audit Committee. Mr. DiPaolo is the former Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities. Mr. DiPaolo was employed at Halliburton Energy Services from 1976 to 2002 in progressive positions of responsibility.

     W. Richard Anderson has served as a director since August 1999. Mr. Anderson serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2002. Mr. Anderson also serves on the Audit Committee. Mr. Anderson is the President, Chief Financial officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

     Tracy Scott Turner has served as a director since November 2000. Mr. Turner serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2002. Mr. Turner also serves on the Compensation Committee. Mr. Turner is also currently a principal at Geneva Associates, L.L.C., a merchant bank. In addition, Mr. Turner is the founding principal of Interra Ventures, L.L.C., a merchant bank which focuses on telecommunications and energy related investments. From 1993 to 1996, Mr. Turner served as a Senior Vice President of the Private Placement Group for ABN AMRO Bank. From 1986 to 1993, he was a Managing Director in the Private Placement Group for Canadian Imperial Bank of Commerce. Mr. Turner has an investment in and sits on the board of directors of Rio Bravo Exploration and Production. He also currently sits on the board of directors of Vertaport, Inc., Early Warning Corporation and Clean Air Research and Environmental and is a principal of Turner Land and Cattle Company and Southern Capital Partners, L.L.C. Mr. Turner is a managing member of Specialty Finance Fund I, L.L.C.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Larry Ramming, Jerry Winchester and Dewitt Edwards voluntarily surrendered options to purchase 900,000 shares, 1,080,000 shares and 108,000 shares, respectively, at an exercise price of $0.75 per share to the Company in April 2001. In October 2001, Messrs. Ramming, Winchester and Edwards were awarded options to purchase 900,000 shares, 1,080,000 shares and 108,000 shares, respectively, at an exercise price of $0.55 per share. Messrs. Ramming, Winchester and Edwards, as of the date this report was prepared, had not yet filed Forms 4 reflecting the issuance of the new options in October 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the cash and non-cash compensation information for the years ended December 31, 1999, 2000 and 2001 for the Chief Executive Officer and the two other executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the years then ended.

                                         SUMMARY COMPENSATION TABLE

                                  Annual Compensation              Long-Term Compensation
                            ------------------------------  ----------------------------------
                                                                     Awards            Payouts
                                                            ----------------------------------
                                                   Other                  Securities
        Name                                      Annual    Restricted    Underlying             All Other
        And                                       Compen-      Stock       Options/      LTIP     Compen-
     Principal              Salary     Bonus      sation     Award(s)        SARs      Payouts     sation
     Position        Year    ($)        ($)         ($)         ($)          (#)         ($)        ($)
-----------------------------------------------------------------------------------------------------------

Larry H. Ramming     2001   314,657              71,162(1)               1,800,000(2)                138(3)
  Chairman, Chief    2000   295,605  174,402(4)
  Executive Officer  1999   280,625
  and Chief
  Financial Officer
-----------------------------------------------------------------------------------------------------------
Jerry Winchester     2001   259,066                                      1,513,000(5)              3,287(6)
  President          2000   259,480                                                                  3,109
                     1999   262,000
-----------------------------------------------------------------------------------------------------------
Dewitt H. Edwards    2001   182,848                                        408,000(7)              5,388(8)
  Executive Vice     2000   167,213                                                                  3,109
  President          1999   162,000
-----------------------------------------------------------------------------------------------------------

______________________

(1) Additional compensation in connection with modification of Mr. Ramming's employment agreement. See "Employment Arrangements" below for further detail.
(2)  1,350,000  shares  covered  by  options  are  vested.
(3)  Life  insurance  premium  as  required  by  employment  agreement.
(4) Represents the fair market value of 1,500 shares of Series C Preferred Stock of the Company and a warrant to purchase 150,000 shares of common stock at $0.75 per share issued for performance during 1999 and 2000. The fair market value was determined to be the face value for each share of Series C Preferred Stock ($100). A Black-Scholes model using the assumptions as set forth in Note I to the Financial Statements included herein was used to determine the fair market value of the warrants.
(5)  1,363,000  shares  covered  by  options  are  vested.
(6) Life insurance premium as required by employment agreement and matching contribution to 401(k) plan.
(7)  318,000  shares  covered  by  options  are  vested.
(8) Life insurance premium as required by employment agreement and matching contribution to 401(k) plan.

     The following table sets forth additional information with respect to stock options granted in 2001 to the named Executive Officers.

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants
-------------------------------------------------------------------------
                                                                           Potential Realizable Value at Assumed
                                   Percent of                                   Annual Rates of Stock Price
                                      Total                                     Appreciation for Option Term
                       Number of    Options/               Market              ------------------------------
                       Securities     SARs       Exer-     Price
                       Underlying  Granted to   cise or   at Date                                  Grant Date
                        Options/    Employees     Base       of                                       Value
                          SARs      in Fiscal    Price     Grant     Expira-      5%       10%         0%
         Name           Granted       Year        ($)       ($)     tion Date    ($)       ($)         ($)
-------------------------------------------------------------------------------------------------------------
Larry H. Ramming (1)      900,000          43%      0.55      0.55    5/03/09  141,732   313,192
-------------------------------------------------------------------------------------------------------------
Jerry Winchester (2)    1,080,000          52%      0.55      0.55    9/09/08  170,079   375,830
-------------------------------------------------------------------------------------------------------------
Dewitt H. Edwards (3)     108,000           5%      0.55      0.55    8/21/08   17,008    37,583
-------------------------------------------------------------------------------------------------------------

_______________________

     (1) In April 2001, Mr. Ramming voluntarily surrendered an option for 900,000 shares of common stock at the request of the Company. The
          Company agreed to reissue an option for the same number of shares at the prevailing market price no less than 181 days following the surrender of the option. This option was issued in October 2001.
     (2) In April 2001, Mr. Winchester voluntarily surrendered an option for 1,080,000 shares of common stock at the request of the Company. The Company agreed to reissue an option for the same number of shares at the prevailing market price no less than 181 days following the surrender of the option. This option was issued in October 2001.
     (3) In April 2001, Mr. Edwards voluntarily surrendered an option for 108,000 shares of common stock at the request of the Company. The
          Company agreed to reissue an option for the same number of shares at the prevailing market price no less than 181 days following the surrender of the option. This option was issued in October 2001.

                                      TEN-YEAR OPTION/SAR REPRICINGS

---------------------------------------------------------------------------------------------------------
                                                                                              Length of
                                       Number of                                               Original
                                      Securities       Market                                   Option
                                      Underlying      Price of       Exercise                    Term
                                       Options/       Stock at       Price at                 Remaining
                                         SARs          Time of        Time of        New      at Date of
                                      Repriced or   Repricing or   Repricing or   Exercise   Repricing or
           Name              Date       Amended       Amendment      Amendment      Price     Amendment
                                          (#)            ($)            ($)          ($)
---------------------------------------------------------------------------------------------------------
Larry H. Ramming           10/29/01    900,000 (1)           0.55           0.75       0.55      10 years
  Chairman, Chief
  Executive Officer and
  Chief Financial Officer
---------------------------------------------------------------------------------------------------------
Jerry Winchester           10/29/01  1,080,000 (1)           0.55           0.75       0.55      10 years
  President
---------------------------------------------------------------------------------------------------------
Dewitt H. Edwards          10/29/01    108,000 (1)           0.55           0.75       0.55      10 years
  Executive Vice
  President
---------------------------------------------------------------------------------------------------------

_____________________

     (1) In May 2000, Messrs. Ramming, Winchester and Edwards agreed to surrender options issued to them pursuant to the terms of their employment agreements in exchange for a promise by the Company to reissue options on the same terms when shares became available to do so. Additionally, the Company promised that the new options would be issued for 120% of the vested shares underlying the surrendered option shares and would be issued at the market price on the date of surrender. The Company made this arrangement to free authorized but unissued shares in connection with a financing transaction. The options surrendered by Messrs. Ramming, Winchester and Edwards were then at exercise prices of $1.55, $1.91, and $3.29, respectively. In October 2000, the Company reissued options for 900,000 shares to Mr. Ramming, 1,080,000 to Mr. Winchester and 108,000 to Mr. Edwards at exercise prices of $0.75 per share. In April 2001, the Company determined that the reissued options would have unintended accounting consequences and again requested that Messrs. Ramming, Winchester and Edwards voluntarily surrender these options in exchange for an option of the same number issued at the market price no less than 181 days following the date of surrender. The above table reflects this reissuance.


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

     Compensation Committee Reports. The Company's compensation committee is comprised of two or more persons appointed from time to time by, and serving at the discretion of, the Board of Directors. During 2001, the committee consisted of Messrs. Krist, Winchester and Turner. Mr. Winchester resigned from the Compensation Committee effective April 2001. The compensation committee, which is chaired by Mr. Krist, administers the Company's stock option plans, and in this capacity makes all option grants or awards to employees, including executive officers, under the plans. In addition, the compensation committee is responsible for making recommendations to the Board of Directors with respect to the compensation of the Company's chief executive officer and its other executive officers and for establishing compensation and employee benefit policies. During 2001, the compensation committee held three meetings.

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

     Beginning in 1999 and continuing through 2001, the Board of Directors initiated efforts to alleviate the Company's liquidity problems and to improve its overall capital structure by endeavoring to restructure the Company's debt and equity positions. The program involved a series of steps designed to raise new operating capital, sell assets of certain subsidiaries, retire and modify the Company's existing senior debt, restructure its subordinated debt and increase its stockholders' equity. The Board agreed that the implementation of this program would require additional time, effort and responsibility from the Company's executive officers and its Board of Directors. Additionally, the Board recognized that, due to the scope of the challenges faced by the Company with its current debt and liquidity problems, and the high probability that the Company might not be successful in its reorganization efforts, the Board as a whole, the Chief Executive Officer and the Company's executive management faced increased risk and liabilities in the event of failure. The Board of Directors instructed the compensation committee to review and determine, in light of this program and the increased risks incurred, the most effective means in which to compensate and provide incentives for the Board as a whole, the Chief Executive Officer, the Company's executive management and it's non-employee outside directors. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender options to purchase 900,000 shares, 1,080,000 shares and 108,000 shares, respectively, at an exercise price of $0.75 per share to the Company. In October 2001, Messrs. Ramming, Winchester and Edwards were awarded options to purchase 900,000 shares, 1,080,000 shares and 108,000 shares, respectively, at an exercise price of $0.55 per share.

     1997  Outside  Directors'  Option  Plan. On November 12, 1997, the Board of
Directors of the Company adopted the 1997 Outside Directors' Option Plan (the "Directors' Plan") and the Company's stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 15,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Options to purchase 192,000 shares of Common Stock have been granted under the Directors' Plan at an exercise price of $0.75 per share.

EMPLOYMENT  ARRANGEMENTS

       Mr. Ramming, the Company's Chairman and Chief Executive Officer, through 1997 was actively involved in a number of independent business activities and through such date did not devote his full time to the affairs of the Company. Mr. Ramming executed effective as of August 1, 1997, a one year employment agreement with the Company which allowed for his outside activities provided that he devoted such time to the Company's affairs as was reasonably necessary for the performance of his duties, with such activities not to be competitive with the Company's business and not to materially adversely affect his performance as an officer and director of the Company. Through December 31, 1997 Mr. Ramming's employment agreement provided for an annual salary of $125,000 and an annual automobile allowance of $12,000. Effective January 1, 1998, Mr. Ramming agreed to prospectively curtail all material outside business activities and under this interim employment arrangement, his annual salary was increased to $275,000. A five-year contract, effective April 1, 1999, was entered into with Mr. Ramming, which provided for an annual salary of $300,000 and an annual automobile allowance of $18,000. In August 1999, as a result of the Company's financial condition, Mr. Ramming voluntarily agreed to a deferral of payment of 25% of his monthly salary and vehicle allowance. Such deferral continued though May 2000. In connection with the employment contract entered in 1999, Mr. Ramming was granted an option to purchase up to 750,000 shares of the Company's common stock at a per share price of $1.55 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). The options vest ratably over five years at the anniversary date of the employment contract, conditioned upon continued employment at the time of each vesting and subject to immediate vesting based upon change of control which occurred. These options were voluntarily surrendered on two occasions and were reissued in October 2001 as an option for 900,000 shares of common stock at an exercise price of $0.55 per share.

     Mr. Ramming's employment agreement also provides for life insurance and medical expense benefits that the Company has not historically provided to him. During 2001, Mr. Ramming requested that the Company provide the cash equivalent of these benefits to him. The Company agreed to offset amounts owing from Mr. Ramming to the Company in the amount of $71,162.15 for 2001, to provide a credit of $19,579.85 for use by Mr. Ramming against expenses he incurs in 2002, and to accrue an additional $7,500 per month during 2002 to offset expenses incurred by Mr. Ramming in lieu of the life insurance and medical expense benefits provided in his employment agreement.

     Mr. Winchester serves as President and Chief Operating Officer of the Company. Mr. Winchester's employment agreement, which was effective as of November 1, 1998, provides for an annual salary of $250,000 and an annual automobile allowance of $12,000. In addition, Mr. Winchester was granted an option to purchase up to 1,000,000 shares of common stock of the Company at a per share price of $1.91 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). 200,000 of such options vested upon execution of this contract. The balance vests at the rate of 200,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. These options were voluntarily surrendered on two occasions and were reissued in October 2001 as an option for 1,080,000 shares of common stock at an exercise price of $0.55 per share.

     Mr. Edwards serves as Executive Vice President of the Company. Mr. Edwards' employment agreement, which was effective as of September 1, 1998, provided for an annual salary of $150,000 and an annual automobile allowance of $12,000. In 2000, Mr. Edward's annual salary under the agreement was increased to $175,000. In addition, Mr. Edwards was granted an option to purchase up to 100,000 shares of common stock of the Company at a per share price of $3.29 (85% of the last bid price of such common stock on the American Stock Exchange immediately preceding the contract effectiveness date). 20,000 of such options vested upon execution of this contract. The balance vests at the rate of 20,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. These options were voluntarily surrendered on two occasions and were reissued in October 2001 as an option for 108,000 shares of common stock at an exercise price of $0.55 per share.

     The following graph compares the Company's total stockholder return on its common stock for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 with the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy
Composite  Index  over  the  same  period.




                               [GRAPHIC OMITED]


---------------------------------------------------------------------------------------
                                                 12/97   12/98   12/99   12/00  12/01
---------------------------------------------------------------------------------------
Boots & Coots International Well Control, Inc.   100.00   77.42   11.29   12.90   12.90
S&P 500 Index                                    100.00  128.60  153.68  138.18  120.14
S&P Energy Composite Index                       100.00  100.50  118.39  137.06  151.31
---------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 2002, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.


              NAME AND ADDRESS OF                 AMOUNT AND NATURE OF
              BENEFICIAL OWNER(1)                 BENEFICIAL OWNERSHIP   PERCENT OF CLASS
------------------------------------------------  ---------------------  -----------------
Larry H. Ramming                                         6,232,333  (2)        13.1%
Brian Krause                                               221,700  (3)          *
Jerry L. Winchester                                      1,421,900  (4)         3.3%
K. Kirk Krist                                              577,632  (5)         1.4%
Thomas L. Easley                                           354,800  (6)          *
Dewitt H. Edwards                                          318,000  (7)          *
E.J. DiPaolo                                               372,800  (8)          *
W. Richard Anderson                                        382,800               *
Tracy S. Turner                                          1,814,534              4.2%
Specialty Finance Fund I, L.L.C.                         8,877,043             17.7%
All executive officers and directors as a group
  (nine persons)                                        11,696,499             22.2%
                                                   ---------------
__________

     *    less than 1%


     (1) Unless otherwise noted, the business address for purposes hereof for each person listed is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

     (2) Includes warrants and/or options to purchase 4,475,000 shares of common stock and preferred stock convertible into 1,757,333 shares of common stock. Of this number, options and/or warrants convertible into 2,975,000 shares of common stock and preferred stock convertible into 1,526,000 shares of common stock are owned by the Ramming Family Limited Partnership, of which Larry H. Ramming is a controlling person.

     (3) Includes warrants and/or options to purchase 221,700 shares of common stock.

     (4) Includes warrants and/or options to purchase 1,418,000 shares of common stock.

     (5) Includes warrants and/or options to purchase 288,000 shares of common stock And preferred stock convertible into 114,800 shares of common stock.

     (6) Includes warrants and/or options to purchase 240,000 shares of common stock and preferred stock convertible into 114,800 shares of common stock.

     (7)  Options  to  purchase  318,000  shares  of  common  stock.

     (8) Includes warrants and/or options to purchase 258,000 shares of common stock and preferred stock convertible into 114,800 shares of common stock.

     (9) Includes options to purchase shares of common stock. 666,666 of the shares beneficially owned are held in a partnership, of which Tracy S. Turner is a general partner.

     (10) Tracy S. Turner may also own beneficially all o f the shares owned by Specialty Finance Fund I, L.L.C., as a Managing Member.

     (11) Includes warrants to purchase 8,729,985 shares of common stock and preferred stock convertible into 657,000 shares of common stock.

                                     PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  1.   Consolidated financial statements for the year ended December 31,
          2001, included  after  signature  page.

     2. Financial statement schedules included in Consolidated financial statements.

     3.   Exhibit  Index


   Exhibit No.                            Document
   -----------     -------------------------------------------------------------
        3.01    -  Amended and Restated Certificate of Incorporation(1)
        3.02    -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
        3.03    -  Amended Bylaws(4)
        4.01    -  Specimen Certificate for the Registrant's Common
                   Stock(5)
        4.02    -  Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock(6)
        4.03    -  Certificate of Designation of Series A Cumulative Senior
                   Preferred Stock(7)
        4.04    -  Certificate of Designation of Series B Convertible Preferred
                   Stock(8)
        4.05    -  Certificate of Designation of Series C Cumulative Convertible
                   Junior Preferred Stock(9)
        4.06    -  Certificate of Designation of Series D Cumulative Junior
                   Preferred Stock(10)
        4.07    -  Certificate of Designation of Series E Cumulative Senior
                   Preferred Stock
        4.08    -  Certificate of Designation of Series F Convertible Senior
                   Preferred Stock
        4.09    -  Certificate of Designation of Series G Cumulative Convertible
                   Preferred Stock
        4.10    -  Certificate of Designation of Series H Cumulative Convertible
                   Preferred Stock
       10.01    -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company(11)
       10.02    -  Executive Employment Agreement of Larry H. Ramming(12)
       10.03    -  Executive Employment Agreement of Brian Krause(13)
       10.04    -  1997 Incentive Stock Plan(14)
       10.05    -  Outside Directors' Option Plan(15)
       10.06    -  Executive Compensation Plan(16)
       10.07    -  Halliburton Center Sublease(17)
       10.08    -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and
                   The Prudential Insurance Company of America(18)
       10.09    -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain stockholders of Boots & Coots International Well Control,
                   Inc.(19)
       10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America(20)
       10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica
                   Bank - Texas(21)
       10.12    -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica
                   Bank - Texas(22)

   Exhibit No.                            Document
   -----------     -------------------------------------------------------------
       10.13    -  Executive Employment Agreement of Jerry Winchester(23)
       10.14    -  Executive Employment Agreement of Dewitt Edwards(24)
       10.15    -  Office Lease for 777 Post Oak(25)
       10.16    -  Open
       10.17    -  Open
       10.18    -  Third Amendment to Loan Agreement dated April 21, 2000
                   (26)
       10.19    -  Fourth Amendment to Loan Agreement dated May 31,
                   2000(27)
       10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(28)
       10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(29)
       10.22    -  Seventh Amendment to Loan Agreement dated December 29,
                   2000(30)
       10.23    -  Subordinated Note Restructuring Agreement with The
                   Prudential Insurance Company of America dated December 28,
                   2000(31)
       10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April
                   15, 1999, with Halliburton Energy Services, Inc. (32)
       10.26    -  Letter of Engagement, dated April 10, 2000, with Maroon Bells
                   (33)
       10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Volker, Moore (34)
       10.28    -  Amended and Restated Purchase and Sale Agreement with
                   National Oil Well, L.P.(35)
       10.29    -  KBK Financial, Inc. Account Transfer and Purchase
                   Agreement(36)
       21.01    -  List of subsidiaries(37)
      *23.01    -  Consent of Arthur Andersen LLP
       24.01    -  Power of Attorney (included on Signature Page)
      *99.01    -  Letter Regarding Representations from Arthur Andersen LLP

______________________
* Filed  herewith

(1) Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.

(2) Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.

(3) Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001

(4) Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.

(5) Incorporated herein by reference to exhibit 4.1 of Form 8-K filed August 13, 1997.

(6) Incorporated herein by reference to exhibit 4.06 of Form 10-QSB filed May 19, 1998.

(7) Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.

(8) Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.

(9) Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.

(10) Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.

(11) Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.

(12) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 12, 1999.

(13) Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.

(14) Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.

(15) Incorporated herein by reference to exhibit 10.15 of Form 10-KSB filed March 31, 1998.

(16) Incorporated herein by reference to exhibit 10.16 of Form 10-KSB filed March 31, 1998.

(17) Incorporated herein by reference to exhibit 10.17 of Form 8-K filed March 31, 1998.

(18) Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.

(19) Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.

(20) Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.

(21) Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 16, 1998.

(22) Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 16, 1998.

(23) Incorporated herein by reference to exhibit 10.29 of Form 10-K filed April 15, 1999.

(24) Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.

(25) Incorporated herein by reference to exhibit 10.31 of Form 10-K filed July 17, 2000.

(26) Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.

(27) Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.

(28) Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.

(29) Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.

(30) Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.

(31) Incorporated herein by reference to exhibit 10.27 of Form 10-K filed April 2, 2001.

(32) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.

(33) Incorporated herein by reference to exhibit 10.43 of Form 10-K filed July 17, 2000.

(34) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(35) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 10, 2000.

(36) Incorporated herein by reference to exhibit 10.29 of Form 10-Q filed August 14, 2001.

(37) Incorporated herein by reference to exhibit 21.01 of Form 10-K filed April 15, 1999.

(b)  Reports  on  Form  8-K

     - Form 8-K filed December 5, 2001, Comments of Larry H. Ramming at Meeting of Stockholders

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOOTS & COOTS INTERNATIONAL WELL
                                           CONTROL, INC.

                                           By: /s/ LARRY H. RAMMING
                                               ---------------------------------
                                                      Larry H. Ramming,
                                           Chief Executive and Financial Officer
Date:  March 27, 2002.

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry H. Ramming his true and lawful attorney-in-fact and agent with full power of substitution to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intent and purposes as he could do in person, hereby ratifying and confirming that said attorney-in-fact or his substitute, or any of them, shall do or cause to be done by virtue here of. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURE                             TITLE                         DATE
---------------------------  ----------------------------------------  --------------
By: /s/ LARRY H. RAMMING     Chief Executive Officer, Chief Financial  March 27, 2002
---------------------------     Officer, and Director
Larry H. Ramming


By: /s/ JERRY WINCHESTER     President, Chief Operating Officer        March 27, 2002
---------------------------    and Director
Jerry Winchester


By: /s/ BRIAN KRAUSE         Vice President and Director               March 27, 2002
---------------------------
Brian Krause


By: /s/ THOMAS L. EASLEY     Director                                  March 27, 2002
---------------------------
Thomas L. Easley


By: /s/ K. KIRK KRIST        Director                                  March 27, 2002
---------------------------
K. Kirk Krist


By: /s/ E. J. DIPAOLO        Director                                  March 27, 2002
---------------------------
E.J. DiPaolo


By: /s/ W. RICHARD ANDERSON  Director                                  March 27, 2002
---------------------------
W. Richard Anderson


By: /s/ TRACY TURNER         Director                                  March 27, 2002
---------------------------
Tracy Turner

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Boots & Coots International Well Control, Inc.

     We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company experienced recurring losses from operations during 1999 and 2000. During 2001 the Company realized income from operations. However, the Company continues to have a net capital deficiency, and current uncertainties surrounding the sufficiency and timing of its future cash flows raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 2002

                                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                         CONSOLIDATED BALANCE SHEETS

                                                    ASSETS


                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    2000            2001
                                                                               --------------  --------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,416,000   $     309,000
  Receivables - net of allowance for doubtful accounts of
     $1,339,000 and $707,000 at December 31, 2000 and 2001,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,620,000       5,194,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       2,739,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        401,000         421,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        547,000         843,000
                                                                               --------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      7,984,000       9,506,000
                                                                               --------------  --------------
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . . . . . .      7,971,000       6,212,000
OTHER ASSETS:
  Deferred financing costs and other assets - net of
     accumulated amortization of $701,000 and $767,000 at
     December 31, 2000 and 2001, respectively . . . . . . . . . . . . . . . .        268,000         191,000
  Goodwill - net of accumulated amortization of $595,000
     and $653,000 at December 31, 2000 and 2001,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,903,000       1,845,000
                                                                               --------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,126,000   $  17,754,000
                                                                               ==============  ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $     100,000   $   2,203,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,343,000       2,863,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,559,000       4,599,000
                                                                               --------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .     12,002,000       9,665,000
                                                                               --------------  --------------

LONG-TERM DEBT AND NOTES PAYABLE
   Net of current maturities. . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000      12,520,000
                                                                               --------------  --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,522,000      22,185,000
                                                                               --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     365,000 and 327,000 shares issued and outstanding at December
     31, 2000 and 2001, respectively) (Note I). . . . . . . . . . . . . . . .              -               -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     31,692,454 and 41,442,000 shares issued and outstanding
     at December 31, 2000 and 2001, respectively) . . . . . . . . . . . . . .              -               -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     53,098,000      56,659,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (59,494,000)    (61,090,000)
                                                                               --------------  --------------
          Total stockholders' equity (deficit). . . . . . . . . . . . . . . .     (6,396,000)     (4,431,000)
                                                                               --------------  --------------
          Total liabilities and stockholders' equity (deficit). . . . . . . .  $  18,126,000   $  17,754,000
                                                                               ==============  ==============

          See accompanying notes to consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1999            2000            2001
                                                   --------------  --------------  --------------
REVENUES. . . . . . . . . . . . . . . . . . . . .  $  33,095,000   $  23,537,000   $  36,149,000

COSTS AND EXPENSES:
  Cost of sales and operating . . . . . . . . . .     31,971,000      25,107,000      27,699,000
  Selling, general and administrative . . . . . .     13,694,000       5,322,000       4,582,000
  Depreciation and amortization . . . . . . . . .      2,907,000       2,665,000       1,954,000
  Write-down of long-lived assets . . . . . . . .      4,507,000               -               -
  Loan guaranty charge (Note K) . . . . . . . . .              -       1,833,000               -
                                                   --------------  --------------  --------------
                                                      53,079,000      34,927,000      34,235,000
                                                   --------------  --------------  --------------

OPERATING INCOME (LOSS) . . . . . . . . . . . . .    (19,984,000)    (11,390,000)      1,914,000

INTEREST EXPENSE & OTHER, NET . . . . . . . . . .      6,402,000      11,277,000         653,000
                                                   --------------  --------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM AND INCOME TAXES . . . . . . .    (26,386,000)    (22,667,000)      1,261,000

INCOME TAX EXPENSE. . . . . . . . . . . . . . . .         82,000          65,000         335,000
                                                   --------------  --------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM. . . . . . . . . . . . . . . .  $ (26,468,000)  $ (22,732,000)  $     926,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of income taxes (Note D). . . . . . . . . . .     (4,648,000)      1,544,000         402,000
LOSS FROM SALE OF DISCONTINUED OPERATIONS,
net of income taxes . . . . . . . . . . . . . . .              -      (2,555,000)              -
                                                   --------------  --------------  --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . .  $ (31,116,000)  $ (23,743,000)  $   1,328,000
EXTRAORDINARY GAIN ON EARLY DEBT EXTINGUISHMENT,
net of income taxes . . . . . . . . . . . . . . .              -       2,444,000               -
                                                   --------------  --------------  --------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $ (31,116,000)  $ (21,299,000)  $   1,328,000

STOCK AND WARRANT ACCRETION . . . . . . . . . . .       (775,000)        (53,000)        (53,000)
PREFERRED DIVIDENDS  PAID . . . . . . . . . . . .        (14,000)              -               -
PREFERRED DIVIDENDS ACCRUED . . . . . . . . . . .       (455,000)       (864,000)     (2,871,000)
                                                   --------------  --------------  --------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. . .  $ (32,360,000)  $ (22,216,000)  $  (1,596,000)
                                                   ==============  ==============  ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations. . . . . . . . . . . . .  $       (0.81)  $       (0.70)  $       (0.05)
                                                   ==============  ==============  ==============
   Discontinued operations. . . . . . . . . . . .  $       (0.13)  $       (0.03)  $        0.01
                                                   ==============  ==============  ==============
   Extraordinary item . . . . . . . . . . . . . .  $           -   $        0.07   $           -
                                                   ==============  ==============  ==============
   Net loss . . . . . . . . . . . . . . . . . . .  $       (0.94)  $       (0.66)  $       (0.04)
                                                   ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . .     34,352,000      33,809,000      40,073,000
                                                   ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                                       BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                                                  TOTAL
                                         PREFERRED STOCK       COMMON STOCK        ADDITIONAL                  STOCKHOLDERS'
                                        -----------------  ---------------------    PAID-IN      ACCUMULATED      EQUITY
                                         SHARES   AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT       (DEFICIT)
                                        --------  -------  ------------  -------  ------------  -------------  -------------
BALANCES, December 31, 1998. . . . . .  140,000   $     -   33,044,000   $     -  $25,154,000   $ (4,918,000)  $ 20,236,000
  Advisory fees paid in connection
     with conversion inducement. . . .        -         -            -         -     (107,000)             -       (107,000)
  Common stock issued in private
     placement, net of offering costs.        -         -    1,400,000         -    1,865,000              -      1,865,000
  Exercise of common stock options . .        -         -       12,000         -        5,000              -          5,000
  Inducement to provide for
     conversion of preferred
     stock to common stock . . . . . .        -         -            -         -      460,000       (460,000)             -
  Preferred stock conversion to
     common stock. . . . . . . . . . .  (50,000)        -      788,000         -            -              -              -
  Preferred stock redemption . . . . .   (8,000)        -            -         -     (200,000)       (14,000)      (214,000)
  Preferred stock issued in private
     placement, net of offering cost .   50,000         -            -         -    4,760,000              -      4,760,000
  Preferred stock dividends accrued. .        -         -            -         -      455,000       (455,000)             -
  Warrant discount accretion in
     connection with preferred stock
     issuance. . . . . . . . . . . . .        -         -            -         -      105,000       (105,000)             -
  Warrant discount accretion in
     connection with  common stock
     issuance. . . . . . . . . . . . .        -         -            -         -      210,000       (210,000)             -
  Warrants issued for consulting
     services. . . . . . . . . . . . .        -         -            -         -      244,000              -        244,000
  Net loss . . . . . . . . . . . . . .        -         -            -         -            -    (31,116,000)   (31,116,000)
                                        --------  -------  ------------  -------  ------------  -------------  -------------
BALANCES at December 31, 1999. . . . .  132,000   $     -   35,244,000   $     -  $32,951,000   $(37,278,000)  $ (4,327,000)
  Common stock issued for services
     and settlements . . . . . . . . .        -         -      214,000         -    1,429,000              -      1,429,000
  Common stock options exercised . . .        -         -       47,000         -       15,000              -         15,000
  Common stock options issued for
     services. . . . . . . . . . . . .        -         -            -         -       80,000              -         80,000
  Common stock exchanged for
     preferred stock . . . . . . . . .   57,000         -   (5,689,000)        -            -              -              -
  Preferred stock and warrants issued
    for debt restructuring . . . . . .  130,000         -            -         -    7,125,000              -      7,125,000
  Preferred stock issued upon
     conversion of debt. . . . . . . .   89,000         -            -         -    8,487,000              -      8,487,000
  Preferred stock conversion to
     common stock. . . . . . . . . . .  (70,000)        -    1,876,000         -            -              -              -
  Preferred stock issued for services
     and settlements . . . . . . . . .   23,000         -            -         -    1,987,000              -      1,987,000
  Preferred stock dividends accrued
     or issued . . . . . . . . . . . .    4,000         -            -         -      864,000       (864,000)             -
  Warrant discount accretion . . . . .        -         -            -         -       53,000        (53,000)             -
  Warrants issued for services and
     convertible debt financing. . . .        -         -            -         -    1,330,000              -      1,330,000
  Transaction costs of convertible
     debt financing. . . . . . . . . .        -         -            -         -   (1,223,000)             -     (1,223,000)
  Net loss . . . . . . . . . . . . . .        -         -            -         -            -    (21,299,000)   (21,299,000)
                                        --------  -------  ------------  -------  ------------  -------------  -------------
BALANCES at December 31, 2000. . . . .  365,000   $     -   31,692,000   $     -  $53,098,000   $(59,494,000)  $ (6,396,000)
  Common stock issued for services
     and settlements . . . . . . . . .        -         -      959,000         -      481,000              -        481,000
  Executive stock grant. . . . . . . .        -         -      150,000         -       94,000              -         94,000
  Preferred stock  issued for services    1,000         -            -         -       59,000              -         59,000
  Preferred stock conversion to
     common stock. . . . . . . . . . .  (64,000)        -    8,574,000         -            -              -              -
  Preferred stock dividends accrued. .   25,000         -            -         -    2,871,000     (2,871,000)             -
  Warrant discount accretion . . . . .        -         -            -         -       53,000        (53,000)             -
  Warrants issued for services and
     convertible debt financing. . . .        -         -            -         -       54,000              -         54,000
  Warrants exercised . . . . . . . . .        -         -       67,000         -       50,000              -         50,000
  Transaction costs of convertible
     debt financing. . . . . . . . . .        -         -            -         -     (101,000)             -       (101,000)
  Net income . . . . . . . . . . . . .        -         -            -         -            -      1,328,000      1,328,000
                                        --------  -------  ------------  -------  ------------  -------------  -------------
BALANCES at December 31, 2001. . . . .  327,000   $     -   41,442,000   $     -  $56,659,000   $(61,090,000)  $ (4,431,000)
                                        ========  =======  ============  =======  ============  =============  =============

         See accompanying notes to consolidated financial statements.

                                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             1999            2000            2001
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (31,116,000)  $ (21,299,000)  $   1,328,000
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      2,907,000       2,665,000       1,954,000
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .      1,484,000         662,000          27,000
  Extraordinary gain on debt extinguishment, net of income tax . . . .              -      (2,444,000)              -
  Loss from sale of discontinued operations. . . . . . . . . . . . . .              -       2,555,000               -
  Loss (gain) on sale of assets. . . . . . . . . . . . . . . . . . . .         75,000               -          (6,000)
  Write-down of long-lived assets. . . . . . . . . . . . . . . . . . .      4,507,000               -               -
  Amortization of note discount. . . . . . . . . . . . . . . . . . . .        293,000               -               -
  Equity issued for services and settlements . . . . . . . . . . . . .        244,000       4,826,000         337,000
                                                                        --------------  --------------  --------------
  Net cash provided by or (used in) operating activities before
    changes in assets and liabilities. . . . . . . . . . . . . . . . .    (21,606,000)    (13,035,000)      3,640,000

  Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,208,000      (1,106,000)        399,000
    Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . .              -               -      (2,739,000)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .        988,000         481,000         (20,000)
    Prepaid expenses and other current assets. . . . . . . . . . . . .       (320,000)        526,000        (296,000)
    Deferred financing costs and other assets. . . . . . . . . . . . .     (1,518,000)      3,190,000          76,000
    Accounts payable, accrued liabilities and customer
      advances . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,992,000       2,464,000      (4,140,000)
   Change in net assets of discontinued operations . . . . . . . . . .     14,855,000      (1,544,000)              -
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) operating activities. . . . . .      3,599,000      (9,024,000)     (3,080,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions . . . . . . . . . . . . . . . . . .     (3,803,000)       (260,000)       (221,000)
  Sale of net assets of discontinued operations, net of selling costs.              -      28,973,000               -
  Proceeds from sale of property and equipment . . . . . . . . . . . .        375,000         379,000          91,000
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) investing activities. . . . . .     (3,428,000)     29,092,000        (130,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised . . . . . . . . . . . . . . . . . . .          5,000          15,000               -
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -        (100,000)
  Borrowings under line of credit. . . . . . . . . . . . . . . . . . .     38,140,000      27,417,000               -
  Repayments under line of credit. . . . . . . . . . . . . . . . . . .    (45,601,000)    (41,738,000)              -
  Proceeds from issuance of convertible debt . . . . . . . . . . . . .      1,865,000       8,700,000               -
  Repayments of senior subordinated note . . . . . . . . . . . . . . .              -     (12,045,000)              -
  Transaction costs of convertible debt financing. . . . . . . . . . .              -      (1,223,000)              -
  Proceeds from the issuance of redeemable preferred stock
    and warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,760,000               -               -
  Proceeds from financing arrangements . . . . . . . . . . . . . . . .              -               -       2,203,000
  Advisory fee paid to induce conversion of preferred stock to
     common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .       (107,000)              -               -
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . .        (14,000)              -               -
  Preferred stock redemption . . . . . . . . . . . . . . . . . . . . .       (200,000)              -               -
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) financing activities. . . . . .     (1,152,000)    (18,874,000)      2,103,000
                                                                        --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .       (981,000)      1,194,000      (1,107,000)
CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . . . . .      1,203,000         222,000       1,416,000
                                                                        --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . . . . .  $     222,000   $   1,416,000   $     309,000
                                                                        ==============  ==============  ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $   4,505,000   $   1,357,000   $     359,000
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . .        265,000         249,000         122,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for accrued services rendered. . . .              -               -         351,000
  Stock offering costs . . . . . . . . . . . . . . . . . . . . . . . .        400,000               -
  Stocks issued for financing and services . . . . . . . . . . . . . .        315,000               -          50,000
  Inducement to provide for conversion of preferred stock to
  common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .        460,000               -               -
  Stock and warrant accretions               . . . . . . . . . . . . .        775,000          53,000          53,000
  Transaction costs of convertible debt financing                                                            (101,000)
  Preferred stock dividends accrued               .. . . . . . . . . .        455,000         864,000       2,871,000

          See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   GOING  CONCERN  AND  IMPAIRMENTS:

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports filed herewith and those previously filed with the Securities and Exchange Commission.

     The Company generates its revenues from prevention services, emergency response activities and restoration services. Response activities are generally associated with a specific emergency or "event" whereas prevention and restoration activities are generally "non-event" related services. Event related services typically produce higher operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. Non-event services typically have lower operating margins, but the volume and availability of work is more predictable. Historically the Company has relied on event driven revenues as the primary focus of its operating activity, but more recently the Company's strategy has been to achieve greater balance between event and non-event service activities. While the Company has successfully improved this balance, event related services are still the major source of revenues and operating income for the Company.

     The Company intends to continue its efforts to increase its non-event services in the prevention and restoration segments with the objective of covering all of the Company's fixed operating costs and administrative overhead from these more predictable non-event services, offsetting the risks of unpredictable event-driven emergency response business, but maintaining the benefit of the high operating margins that such events offer. Although the Company has made progress towards this goal, it has been difficult to achieve because of the Company's weakened financial position and severe capital constraints.

     The Company has been unable to pay certain vendors in a timely manner, including vendors that the Company considers important to its ongoing operations, which has hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations.

     At the beginning of 2001, the Company had unusually high accounts payable and accrued liabilities, which had accumulated during a period of financial restructuring in recent years. During the year ended December 31, 2001, the Company used $4,140,000 of its available sources of cash to reduce accounts payable and accrued expenses. This was the principal use of cash for the Company in 2001, which, when offset with all other operating sources, resulted in net cash used in operating activities of $3,080,000. Additionally, the Company used $130,000 in investing activities (principally equipment additions net of proceeds from equipment sales) and it repaid $100,000 of debt. The $3,210,000 combined use of cash was funded with $2,203,000 of cash proceeds from financing facilities, discussed below, and $1,107,000 from reductions of cash on hand at the beginning of the year. At December 31, 2001, the Company had a cash balance of $309,000.

     On June 18, 2001, the Company entered into a facility with KBK Financial, Inc ("KBK") in which it pledged certain accounts receivable for a cash advance. The facility allows the Company to pledge additional accounts receivable up to an aggregate amount of $5,000,000. The Company paid $135,000 for loan origination fees, finder's fees and legal fees related to the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to 2% of the maximum amount of the facility. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's obligations under the facility are secured by a first lien on certain other accounts receivable of the Company. As of December 31, 2001, the Company had $2,383,000 of its accounts receivable pledged to KBK, representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     As of December 31, 2001, the Company's current assets totaled approximately $9,506,000 and current liabilities were $9,665,000, resulting in a net working capital deficit of approximately $159,000 (compared to a beginning year deficit of $4,018,000). The Company's highly liquid current assets, represented by cash of $309,000 and receivables and restricted assets of $7,933,000 were collectively $1,423,000 less than the amount of current liabilities at December 31, 2001 (compared to a beginning year deficit of $4,966,000). The Company has significantly reduced its net working capital deficit during 2001 but it continues to experience severe working capital constraints. The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities, but does not have any current commitments. Absent new near-term sources of financing or significant improvements in the Company's operating performance, the Company will not have sufficient funds to meet its obligations over the next twelve months and will be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy its liquidity requirements.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Impairments

     During the fourth quarter of 1999, the Company recorded a charge to operations of $4,507,000 to reduce the carrying value of long-lived assets as follows:

          Property and Equipment:
            Boots & Coots Special Services  $  399,000
            ABASCO . . . . . . . . . . . .     286,000
                                            ----------
                                               685,000
                                            ----------
          Goodwill:
            Boots & Coots Special Services   2,347,000
            Haz-Tech . . . . . . . . . . .     821,000
            ABASCO . . . . . . . . . . . .     654,000
                                            ----------
                                             3,822,000
                                            ----------
               TOTAL . . . . . . . . . . .  $4,507,000
                                            ==========

     In addition, certain ABASCO manufactured inventories were reduced $613,000 in 1999 to reflect decreased market value as a result of the decision to suspend and outsource manufacturing operations at ABASCO. Certain of these inventories were reduced an additional $94,000 in 2000 in order to reflect these assets at lower of cost or market.

B.   BUSINESS  AND  ORGANIZATION

     Boots & Coots International Well Control, Inc. and subsidiaries (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with such services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain oil and hazardous materials spills and discharges associated with such oil and gas emergencies, to remediate affected sites and restore oil and gas wells to production. Through its participation in the proprietary insurance program WELLSURE(R), the Company provides lead contracting and high risk management services, under critical loss scenarios, to the program's insured clients. Additionally, the WELLSURE(R) program designates that the Company provide certain pre-event prevention and risk mitigation services defined under the program. The Company also provides snubbing and other high risk well control management services, including pre-event planning, training and consulting services and markets oil and hazardous materials spill containment and recovery equipment and a varied line of industrial products for the oil and gas industry. In addition, the Company provides environmental remediation services to the petrochemical, chemical manufacturing and transportation industries, as well as to various state and federal agencies.

     The Company's event-related capabilities include hazardous materials and other emergency response services to industrial customers and governmental agencies, but the majority of the Company's event related revenues are derived from well control events (i.e., blowouts) in the oil and gas industry. Demand for the Company's well control services is impacted by the number and size of drilling and work over projects, which fluctuate as changes in oil and gas prices affect exploration and production activities, forecasts and budgets. The Company's reliance on event driven revenues in general, and well control events in particular, impairs the Company's ability to generate predictable operating cash flows.

     In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE program, which is now providing more predictable and increasing service fee income, and began marketing its SafeGuard program, which provides a full range of prevention services domestically and internationally. The Company intends to continue its efforts to increase the revenues it generates from prevention services in 2002.

     The Company's strategy also includes plans to increase non-event restoration services to its existing customer base. The market for restoration services is large in comparison to the more specialized emergency response business, and it provides growth opportunities for the Company. High value restoration services include snubbing operations, redrilling applications and project management services. However, proper development of these activities requires significantly greater capital than what has been available to the Company. Consequently, the Company is limited to a more selective range of lower value services, such as site remediation, and has been unable to exploit the higher margin opportunities available in this business segment.

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

     Revenue Recognition - Revenue is recognized on the Company's service contracts primarily on the basis of contractual day rates as the work is completed. On a small number of turnkey contracts, revenue may be recognized on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred.

     Allowance  for  Doubtful  Accounts

     The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     The activity in the allowance for doubtful accounts is as follows:

                                    BALANCE AT      CHARGE TO
                                   BEGINNING OF     COSTS AND        WRITE-OFFS        BALANCE AT
                                      PERIOD         EXPENSES    NET OF RECOVERIES   END OF PERIOD
                                  --------------  -------------  ------------------  --------------
For Year Ended December 31, 1999  $      468,000  $   1,484,000  $          266,000  $    1,686,000

For Year Ended December 31, 2000  $    1,686,000  $     662,000  $        1,009,000  $    1,339,000

For Year Ended December 31, 2001  $    1,339,000  $      27,000  $          659,000  $      707,000


     Restricted Assets - Restricted assets consist of $356,000 in the form of a certificate of deposit (See Note D) and $2,383,000 of its accounts receivable pledged to KBK (See Note A) that remained uncollected as of December 31, 2001.

     Inventories - Inventories consist primarily of work-in-process and finished goods. Inventories are valued at the lower of cost or market with cost determined using the first-in first-out method.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15-31 years), well control and firefighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years). Facilities and leasehold improvements are amortized over remaining primary lease terms.

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

     Goodwill - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over periods ranging from 15 to 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the estimated undiscounted net cash flows of the assets to which the goodwill applies to the net book value including goodwill of those assets. Goodwill shown in the consolidated financial statements relates to the Company's acquisitions of the assets of IWC, Boots & Coots LP, and Boots & Coots Special Services, Inc. (f/k/a Code 3, Inc.). For business acquisitions made prior to December 31, 1997, goodwill is amortized over 15 years. Management performs a fair market value computation for each acquisition and the resulting goodwill is amortized over the appropriate lives, typically 40 years for each additional acquisition.

     Amortization expense of goodwill was $276,000, $143,000 and $59,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Realization of Long Lived Assets -In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company evaluates the recoverability of property and equipment, goodwill and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. As discussed in Note A, during the fourth quarter of 1999 the Company recorded a charge to operations of $4,507,000 to recognize impairments on certain property and equipment and goodwill.

     Foreign Currency Transactions - The functional currency of the Company's foreign operations, primarily in Venezuela, is the U.S. dollar. Substantially all customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency gains or losses are included in the consolidated statements of operations.

     Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109 "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

     Risk Factors - Risk factors of the Company include, but are not limited to, liquidity constraints, environmental and governmental regulations, and the ability to generate sufficient cash flows to meet working capital requirements and to finance its business plan.

     Earnings Per Share - Basic and diluted loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the years ended December 31, 1999, 2000 and 2001.

     The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 1999, 2000, 2001, respectively, is illustrated below:

                                                  For the Three Years Ended December 31,
                                                 -----------------------------------------
                                                     1999           2000           2001
                                                 -------------  -------------  ------------
Numerator:
     For basic and diluted earnings per share-
     Net loss from continuing operations
            attributable to common stockholders  $(27,712,000)  $(21,205,000)  $(1,998,000)
                                                 =============  =============  ============
Denominator:
     For basic earnings per share-
     Weighted-average shares. . . . . . . . . .    34,352,000     33,809,000    40,073,000
Effect of dilutive securities:
     Preferred stock conversions, stock options
     and warrants . . . . . . . . . . . . . . .             -              -             -
                                                 -------------  -------------  ------------
Denominator:
     For diluted earnings per share -
     Weighted-average shares and
     Assumed conversions. . . . . . . . . . . .    34,352,000     33,809,000    40,073,000
                                                 =============  =============  ============


     For the years ended December 31, 1999, 2000 and 2001 the Company incurred a loss to common stockholders before consideration of the income (loss) from discontinued operations. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of basic or diluted earnings per share because to do so would have been antidilutive for the periods presented.

     The exercise price of the Company's stock options and stock warrants varies from $0.43 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at December 31, 2001 would include: (1) 7,843,030 common shares issuable upon exercise of stock options, (2) 35,471,432 common shares issuable upon exercise of stock purchase warrants, (3) 1,333,333 common shares issuable upon conversion of senior convertible debt, and (4) 38,228,892 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion.

     Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt, exclusive of accrued interest included in long-term debt, pursuant to the Company's troubled debt restructuring in December 2000 (see Note H), approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") was issued. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. The Company's adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements ("SAB No. 101") was issued. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, and there was no material impact on the Company's consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS No. 142 will be effective January 1, 2002. Management estimates that the adoption of SFAS No. 142's requirement to not amortize goodwill will increase operating income by approximately $59,000 in 2002. Management is currently evaluating the effect that adoption of the other provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial position. An impairment of the Company's goodwill could result from this analysis.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact, if any, that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements. However, management does not believe the adoption will have a material impact on Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company's adoption of SFAS No. 144, on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, the valuation allowance for tax assets, valuation of equity securities and accrued liabilities for potential litigation settlements. Actual results could differ from these estimates.

     Reclassifications - Certain reclassifications have been made in the prior period consolidated financial statements to conform to current year presentation.

D.  DISCONTINUED  OPERATIONS:

     The  Company's  subsidiary  ITS Supply Corporation  ("ITS") filed in Corpus
Christi, Texas on May 18, 2000, for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company had an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a State District Court in the amount of approximately $1,833,000. The judgment was paid in full by the Company on August 31, 2001. (See Note K)

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of (1) all lockbox transfers that occurred between ITS and Comerica Bank, et al. and (2) all intercompany transfers between ITS and the Company or subsidiaries of the Company. The Chapter 7 Trustee seeks an accounting to determine if any of the transfers between the parties are avoidable under either Federal or State of Texas statutes and seeks repayment to ITS of all such amounts. The Trustee believes that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The
Company does not believe that it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged
$350,000 in the form of a certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction.

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of ITS and the Baylor
Company:

                                                                    YEAR ENDED
                                                   ---------------------------------------------
                                                    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                        1999            2000           2001
                                                   --------------  --------------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . .  $  45,769,000   $  17,654,000   $           -

Income (loss) from operations before income taxes     (7,340,000)      1,544,000         402,000
Provision (benefit) for income taxes. . . . . . .       (132,000)              -               -
Losses in excess of investment in ITS . . . . . .      2,824,000               -               -
Loss on disposal of Baylor, net of income taxes .              -      (2,555,000)              -
                                                   --------------  --------------  -------------
  Net income (loss) from discontinued operations.  $  (4,648,000)  $  (1,011,000)  $     402,000
                                                   ==============  ==============  =============

E.  DETAIL  OF  CERTAIN  ASSET  ACCOUNTS:

Inventories  consisted  of  the  following  as  of:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            2001
                                                            --------------  --------------
Work in process. . . . . . . . . . . . . . . . . . . . . .  $           -   $     138,000
Finished goods . . . . . . . . . . . . . . . . . . . . . .        401,000         283,000
                                                            --------------  --------------
        Total. . . . . . . . . . . . . . . . . . . . . . .  $     401,000   $     421,000
                                                            ==============  ==============

Prepaid expenses and other current assets consisted of the following as of:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            2001
                                                            --------------  --------------
Prepaid insurance. . . . . . . . . . . . . . . . . . . . .  $     388,000   $     595,000
Other prepaid and current assets . . . . . . . . . . . . .        159,000         248,000
                                                            --------------  --------------
        Total. . . . . . . . . . . . . . . . . . . . . . .  $     547,000   $     843,000
                                                            ==============  ==============


Property and equipment consisted of the following as of:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            2001
                                                            --------------  --------------
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .  $     136,000   $     136,000
  Buildings and improvements . . . . . . . . . . . . . . .      2,053,000       2,124,000
  Well control and firefighting equipment. . . . . . . . .      6,111,000       6,095,000
  Shop and other equipment . . . . . . . . . . . . . . . .      2,229,000       2,128,000
  Vehicles . . . . . . . . . . . . . . . . . . . . . . . .      2,109,000       1,851,000
  Office equipment and furnishings . . . . . . . . . . . .      1,558,000       1,604,000
                                                            --------------  --------------
  Total property and equipment . . . . . . . . . . . . . .     14,196,000      13,938,000
          Less: accumulated depreciation and
            amortization . . . . . . . . . . . . . . . . .     (6,225,000)     (7,726,000)
                                                            --------------  --------------
          Net property and equipment . . . . . . . . . . .  $   7,971,000   $   6,212,000
                                                            ==============  ==============

F.  ACCRUED LIABILITIES:

 Accrued liabilities consisted of the following as of:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                     2000            2001
                                                            --------------  --------------
Accrued loan guarantee charge and other settlements. . . .  $   2,009,000   $   1,726,000
Accrued job costs. . . . . . . . . . . . . . . . . . . . .        642,000               -
Accrued income and other taxes . . . . . . . . . . . . . .        412,000         430,000
Accrued salaries and benefits. . . . . . . . . . . . . . .        542,000         564,000
Other accrued liabilities. . . . . . . . . . . . . . . . .      2,954,000       1,879,000
                                                            --------------  --------------
        Total. . . . . . . . . . . . . . . . . . . . . . .  $   6,559,000   $   4,599,000
                                                            ==============  ==============

G.  INCOME  TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations is made up of current, deferred and foreign tax expense as follows:

                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1999           2000           2001
                         -------------  -------------  -------------
Federal
     Current. . . . . .  $           -  $           -  $      43,000
     Deferred . . . . .              -              -              -
State
     Current. . . . . .              -              -              -
     Deferred . . . . .              -              -              -
Foreign . . . . . . . .         82,000         65,000        292,000
                         -------------  -------------  -------------
                         $      82,000  $      65,000  $     335,000
                         =============  =============  =============
Discontinued operations
     Current. . . . . .        132,000              -              -
     Deferred . . . . .              -              -              -
                         -------------  -------------  -------------

                         $     214,000  $      65,000  $     335,000
                         =============  =============  =============


     The above foreign taxes represent income tax liabilities in the respective foreign subsidiary's domicile. The provision for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before extraordinary item and income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

                                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   1999            2000            2001
                                                              --------------  --------------  --------------
Income tax provision (benefit) at the statutory rate (34%) .  $  (8,971,000)  $  (7,707,000)  $     429,000
Increase resulting from:
   Foreign taxes . . . . . . . . . . . . . . . . . . . . . .         82,000          65,000         292,000
   Alternative minimum tax . . . . . . . . . . . . . . . . .              -               -          43,000
   State income taxes, net of related tax effect . . . . . .         87,000               -               -
   Unrecognized (utilized) net operating losses for
     continuing operations . . . . . . . . . . . . . . . . .      5,144,000       7,271,000        (554,000)
   Foreign income deemed repatriated . . . . . . . . . . . .      1,112,000         378,000
   Goodwill amortization . . . . . . . . . . . . . . . . . .      2,674,000          19,000          19,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .         86,000          39,000         106,000
                                                              --------------  --------------  --------------

                                                              $     214,000   $      65,000   $     335,000
                                                              ==============  ==============  ==============

     As of December 31, 2000 and 2001, the Company has net domestic operating loss carry forwards of approximately $47,155,000 and $46,065,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,    DECEMBER 31,
                                                   2000            2001
                                              --------------  --------------
Deferred income tax liabilities
  Depreciation and amortization. . . . . . .  $  (1,338,000)  $  (1,490,000)
                                              --------------  --------------
      Total deferred income tax liabilities.  $  (1,338,000)  $  (1,490,000)
                                              ==============  ==============

Deferred income tax assets
   Net operating loss carryforward . . . . .  $  16,033,000   $  15,662,000
   Asset disposals . . . . . . . . . . . . .        140,000          89,000
   Allowance for doubtful accounts . . . . .        165,000         104,000
   Accruals. . . . . . . . . . . . . . . . .         19,000         312,000
   Foreign tax credit. . . . . . . . . . . .        338,000         630,000
   Alternative minimum tax credit. . . . . .              -          43,000
   Other assets. . . . . . . . . . . . . . .         48,000          69,000
                                              --------------  --------------
         Total deferred income tax assets. .  $  16,743,000   $  16,909,000
                                              ==============  ==============

   Valuation allowance . . . . . . . . . . .  $ (15,405,000)  $ (15,419,000)
                                              --------------  --------------
        Net deferred income tax asset. . . .  $   1,338,000   $   1,490,000
                                              ==============  ==============

        Net deferred tax asset (liability) .  $           -   $           -
                                              ==============  ==============

H.  LONG-TERM  DEBT  AND  NOTES  PAYABLE  AND  OTHER  FINANCINGS:

     Long-term  debt  and  notes  payable  consisted  of  the  following:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2000           2001
                                                             -------------  -------------
12 % Senior Subordinated Note . . . . . . . . . . . . . . .  $  11,520,000  $  11,520,000
Senior secured credit facility. . . . . . . . . . . . . . .      1,000,000      1,000,000
Other subordinated note . . . . . . . . . . . . . . . . . .        100,000              -
                                                             -------------  -------------
          Total . . . . . . . . . . . . . . . . . . . . . .     12,620,000     12,520,000
          Less: current portion of long-term debt and notes
            payable . . . . . . . . . . . . . . . . . . . .        100,000              -
                                                             -------------  -------------
          Total long-term debt and notes payable. . . . . .  $  12,520,000  $  12,520,000
                                                             =============  =============

     As of December 31, 1999, and continuing through December 28, 2000, the Company was not in compliance with certain financial covenants of a $30,000,000 subordinated debt agreement with Prudential insurance Company of America ("Prudential") including the Company's EBITDA to total liabilities ratio. Further, quarterly interest payments on the debt due to Prudential since July 23, 1999 had not been made by the Company.

     A restructuring agreement was executed by both parties on December 28, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying approximately $12,000,000 cash, (ii) establishing $7,200,000 of new subordinated debt, ("12% Senior Subordinated Note") (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share, with a fair value of $1,232,000 fair value, and the Company agreed to re-price the existing warrants held by Prudential to $0.625 per share, with a fair value of $443,000. In addition, $500,000 is continently payable upon the Company's securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Accrued interest calculated through December 31, 2002 will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002 will begin on March 31, 2003 and will continue quarterly until December 30, 2005. The 12% Senior Subordinated Note is due in full on December 30, 2005 and has covenants which require the Company to maintain certain financial ratios and also limits the amount of borrowings from external sources.

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

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests by an investment group, Specialty Finance Fund I, LLC (Specialty Finance) in its senior secured credit facility with Comerica - Bank, Texas ("Comerica"). In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing, including warrants to purchase an aggregate of 736,667 shares of common stock to Tracy S. Turner, a director of the Company. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2001. The Company has received a waiver from Specialty Finance indicating that they have no intention of taking any action that would accelerate any payments from the Company of the amounts outstanding under the senior secured credit facility prior to January 31, 2003. Accordingly, the $1,000,000 outstanding under this facility has been included in long-term debt in the accompanying financial statements. Tracy S. Turner, a managing member of Specialty Finance is also a member of the Company's Board of Directors.

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 cash. Comerica Bank-Texas, the Company's primary senior secured lender at that time, was paid in full totaling $13,000,000 as a component of the transaction. Specialty Finance as a participant in the Comerica senior facility, remains as the sole senior secured lender.

     The new financing obtained during 2000 from Specialty Finance and the restructuring of the subordinated debt with Prudential has a potentially significant dilutive impact on existing common stockholders. This could adversely affect the market price for the Company's common stock and limit the price at which new stock can be issued for future capital requirements. Further, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company.

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $2,383,000 of its accounts receivable pledged to KBK that remained uncollected as of December 31, 2001 and, accordingly, this amount has been classified as a restricted asset on the balance sheet as of that date. In addition, as of December 31, 2001, the Company's cash balances include $58,000 representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable.

I.  STOCKHOLDERS' EQUITY (DEFICIT):

Common and Preferred Stock

     The Company's stockholders approved an increase in the authorized common stock ($.00001 par) from 50,000,000 shares up to 125,000,000 shares during 2000.
As of December 31, 2000 and 2001, 31,692,454 and 41,442,000 shares were issued and outstanding, respectively. The Company also has 5,000,000 shares of preferred stock ($.00001 par) authorized for designation. Under the Company's Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of the Company's preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by the stockholders of the Company, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

     In May 1999, the Company completed the sale of $2,100,000 of common stock in private placements. In connection with these private placement transactions, warrants were issued to purchase 420,000 shares of common stock for a five-year period at $5.00 per share and 700,000 shares of common stock for a four year period at $4.00 per share. Additional warrants were issued to the investors in the private placement to purchase 63,000 shares of common stock for a five-year period at $5.00 per share as a penalty for non-registration of the private placement common stock within 150 days of the completion of the sale. Using the Black-Scholes pricing model, an estimated fair value of $219,000 was attributed to these warrants.

     In June 1998, the Company completed the sale through private placement of 196,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $5.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $25.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice. In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share, until the nine month anniversary of the date of issuance be convertible, at the election of the holder thereof, into common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $6.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable
Preferred Stock. In the event shares of Redeemable Preferred were not Redeemed Stock on or before the nine month anniversary of the date of issuance, each unredeemed share became immediately convertible, at the election of the holder thereof, into common stock at $2.75 per share (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock). Using the Black-Scholes pricing model and taking into account the discount upon conversion, an estimated fair value of $865,000 was attributed to the warrants issued in connection with the Redeemable Preferred Stock. This amount was accreted over the initial six-month redemption period in 1998 as a charge to net loss to common stockholders. During the years ended December 31, 1998 and 1999, the Company redeemed 56,000 and 8,000 shares, respectively, of Redeemable Preferred Stock for $1,400,000 and $200,000 plus accrued dividends, respectively, and subsequently retired those shares. The Company did not redeem any shares in 2000 or 2001.

     In March 1999, one holder of the Company's Redeemable Preferred converted 10,000 preferred shares into 121,000 common shares. In April and May 1999, three unaffiliated investor groups purchased from certain holders 70,000 shares of Redeemable Preferred with a face amount of $1,750,000, plus accrued payment-in-kind dividends thereon. The Company entered into an agreement with two of the investor groups for the preferred shares to cancel further dividend requirements and to convert such shares into 1,167,000 shares of Common Stock 90 days after closing. The third investor group entered into an agreement with the Company to convert the preferred shares into 60,000 shares of common stock 90 days after closing and continue the preferred stock dividend until conversion to common stock. During the years ended December 31, 1999 and 2000, 40,000 and 30,000 preferred shares, respectively, had been converted into 667,000 and 560,000 common shares, respectively. The three investor groups received warrants to purchase, for a five year period, 381,000 shares of Common Stock at $5.00 per share. Using the Black-Scholes pricing model, the Company recognized an inducement charge of $460,000 related to the enhanced conversion rights of this preferred stock and a further inducement charge of $105,000 related to the warrrants which was accreted over the agreement period in 1999 as a charge to net loss to common stockholders.

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties, the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 warrants from $5.00 per share to $1.25 per share and to lower the exercise price on an additional 100,000 warrants to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of Redeemable Preferred held by certain of such unaffiliated parties and issued warrants to purchase 450,000 shares of common stock at an exercise price of $1.25 per share, respectively. During 2000, the 40,000 shares of Redeemable Preferred converted into 363,636 shares of common stock and an additional 952,153 shares of common stock were also issued. The Company relied upon Section 4(2) of the Act for the issuance of the warrant. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of parties, all of whom were accredited investors and sophisticated and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities. These transactions resulted in a charge to expense of $1,429,000.

     On April 15, 1999, the Company completed the sale of $5,000,000 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. In addition, Halliburton received warrants to purchase, for a five year period, 1,250,000 shares of the Company's $.00001 par value Common Stock at $4.00 per share. Also in connection with the equity investment, the Company and Halliburton entered into an expanded Alliance Agreement which effectively broadens and extends the term of the alliance between the Company and Halliburton that has been in effect since 1995. During 2000, the Company and Halliburton agreed to increase the number of shares to which the warrants are exercisable to 2,750,000 and to lower the exercise price to $1.25 per share.

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

     In order for the Company to have available shares of authorized but unissued or committed shares of common stock to accommodate the conversion features of preferred stock issued in connection with the Specialty Finance borrowing discussed in Note H, as well as common stock purchase warrants related to this financing, the Company negotiated during the period from April through June 2000 with certain of its common stock stockholders to contribute an aggregate of 5,688,650 shares of common stock to the Company in exchange for 56,888 shares of Series B Preferred Stock. This total included certain directors and officers of the Company who contributed 2,600,000 shares of common stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. During 2000 and 2001 preferred dividends of an additional 3,497 and 584 shares, respectively, were awarded to Holders of Series B Preferred Stock. On January 26, 2001, all of the 56,888 shares and the 4,084 of shares related to Preferred Stock dividends were converted into 8,129,636 shares of common stock.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par Value per share with a face value of $100 per share; has a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; has voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into, and may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $0.75 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash.

     In August 2000, the Company issued an aggregate of 3,000 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to its outside directors as reimbursement for expenses associated with their service as directors of the Company. The Company charged $344,000 to expense as a result of these transactions. In August 2000, the Company issued 1,500 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 150,000 shares at $0.75 per share to Larry Ramming, its Chief Executive Officer, in exchange for compensation and benefits not paid to Mr. Ramming as required under his employment agreement. The Company charged $174,000 to expense as a result of these transactions.

     In June 2000, the Company issued 9,750 shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of common stock at $0.75 per share to The Ramming Family Limited Partnership (the "Partnership"), of which Larry Ramming is a controlling person, in exchange for accrued obligations relating to renewals, modifications, points, and releases in connection with a loan to the Company in the original principal amount of $700,000. Subsequently, the Company also issued to the Partnership a warrant to purchase 2,000,000 shares of common stock at $0.75 per share in satisfaction of its obligation to do so at the inception of the loan. The Company charged $238,000 to expense for these warrants.

     During 2000, the Company issued 1,625 shares of its Series C Preferred Stock to third party providers of financial advisory services and as payment for other obligations; 2,000 shares of its Series C Preferred Stock and a warrant to purchase 100,000 shares of common stock at $0.75 per share to a third party provider of legal services; 2,000 shares of its Series C Preferred Stock to a third party in settlement of litigation; warrants to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to providers of legal services; an option to purchase 5,000 shares of common stock at $0.75 per share to a third party provider of consulting services; options to purchase 300,000 shares of common stock at $0.75 per share and 60,000 shares at $1.00 per share to a third party provider of financial advisory services; options to purchase 100,000 shares of common stock at $1.25 per share and 100,000 shares at $0.75 per share to a third party provider of financial advisory services; and an option to purchase to 35,000 shares at $0.75 per share to a consultant for accounting services; an option to purchase 15,000 shares of common stock at $0.75 per share to a director of the Company in connection with a personal loan to the Company; and a warrant to purchase 41,700 shares of common stock at $0.75 per share to an officer and director of the Company in satisfaction of Company obligations paid by such officer and director. The Company charged $758,000 to expense as a result of these transactions. During 2001, the Company issued 750 shares of its Series C Preferred Stock to third party providers of legal services and warrants to purchase 75,000 shares of common stock at $0.75 per share for a third party provider of legal services. This resulted in a 2001 expense of $50,000.

     On October 31, 2001, 3,332 shares of series C preferred stock were converted into 444,295 shares of common stock.

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

     In connection with the restructuring arrangement with Prudential and as further discussed in Note H, during December 2000, the Company issued 50,000 shares of Series E Cumulative Senior Preferred Stock to Prudential which provides for cash dividends at 12% after the third anniversary, and has the right to convert to Series F Cumulative Convertible Preferred Stock after 5 years, which in turn is convertible to common stock at a rate of $0.6375 per share. In addition the Company issued to Prudential 80,000 shares of Series G Cumulative Convertible Preferred Stock; which has right to convert to common stock at $1.19 per share minus the amount, if any, by which any shares of Series H Cumulative Convertible Preferred Stock (see below) should have been converted to Common Stock at a conversion price of less than $1.25 per share. The Company also issued warrants to purchase 8,800,000 shares of common stock at $0.625 per share.

     In connection with the $8,700,000 borrowing with Specialty Finance discussed in Note H, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. The fair value of the warrants issued in the transaction was $986,000.

     Subsequently, in connection with the Seventh Amendment to Loan Agreement dated as of December 29, 2000, Specialty Finance agreed to convert $7,730,000 of the participation interest, plus $757,000 in accrued interest thereon, into 89,117 shares of the Company's Series H Cumulative Convertible Preferred Stock. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2000 and 2001. Specialty Finance Fund has the right to convert shares of the Series H Stock, and all accrued but unpaid dividends owing through the date of conversion, into shares of common stock. The number of shares of common stock to be issued on each share of Series H Stock is determined by dividing face value plus the amount of any accrued but unpaid dividends on the Series H Stock by 85% of the ninety day average of the high and low trading prices preceding the date of notice to the Company; provided, that the conversion shall not use a price of less than $0.75 per share and shall not be greater than $1.25 per share unless the conversion occurs between January 1, 2001 and December 31, 2002, when the price shall not be greater than $2.50 per share. If the Series H Stock is converted into common stock, the Company will also be obligated to issue warrants providing the holders of the Series H Stock with the right for a three year period to acquire shares of common stock, at a price equal to the conversion price determined above, equivalent to ten percent (10%) of the number of shares into which the shares of Series H Stock are converted.

     For  the  years  ended  December  31,  2000  and  2001, the Company accrued
$864,000 and $2,871,000, respectively, for dividends relating to all series of preferred stock.

Stockholder  Rights  Plan:

     On November 29, 2001 the Company adopted a stockholder rights plan. In order to provide protection for the stockholders in the event of an attempted potential acquisition of the Company. Under the plan, the Company has declared a dividend of one right on each share of common stock of the company. Each right will entitle the holder to purchase one one-hundredth of a share of a new Series I Junior Participating Preferred Stock of the Company at an exercise price of $5.00. The rights are not currently exercisable and will become exercisable only after a person or group acquires 15% or more of the outstanding common stock of the Company or announces a tender offer or exchange offer which would result in ownership of 15% or more of the outstanding common stock. The rights are subject to redemption by the Company for $0.001 per right at any time, subject to certain limitations. In addition, the Board of Directors is authorized to amend the Rights plan at any time prior to the time the rights become exercisable. The rights will expire on December 17, 2011.

     If the rights become exercisable, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then current exercise price, a number of the Company's shares of common stock having a market value of twice such price or, if the Company is acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then current exercise price, a number of the acquiring Company's shares of common stock having a market value of twice such price. Prior to an acquisition of ownership of 50% or more of the common stock by a person or group, the Board of Directors may exchange the rights (other than rights owned by such person or group, which will have become null and void and nontransferable) at an exchange ratio of one share of common stock (or one one-hundredth of a share of Series I Preferred Stock) per right.

Warrants:

     On September 18, 1997, placement agents in connection with a private placement offering for the sale of common stock were awarded 748,500 warrants at an exercise price of $1.20, which are exercisable for a period of three to five years from grant date. At both December 31, 2000 and 2001, 697,500 of these warrants remained outstanding.

     In connection with the acquisitions of ITS and Code 3 in 1998, the Company issued warrants to purchase 2,000,000 and 500,000 shares, respectively of the Company's common stock at a price of $2.62 and $4.50 per share, respectively. During 1998, 1999 and 2000, certain of these warrants were exercised. During 2000, the warrants to purchase common stock at $2.62 per share were re-priced to $0.625 per share in accordance with the warrant agreement. At both December 31, 2000 and 2001, warrants to purchase 800,000 shares at $0.625 per share and 300,000 shares at $4.50 per share remain outstanding.

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

     A summary of warrants outstanding as of December 31, 2001 is as follows:

                                                EXERCISE PRICE     NUMBER
           EXPIRATION DATE                         PER SHARE     OF SHARES
          ------------------------------------  ---------------  ----------
            08/07/2002 . . . . . . . . . . . .  $          1.20     697,500
            01/03/2004 . . . . . . . . . . . .            0.625     800,000
            03/07/2004 . . . . . . . . . . . .             4.50     300,000
            04/17/2003 . . . . . . . . . . . .             5.00     220,000
            04/30/2003 . . . . . . . . . . . .             5.00      80,000
            05/05/2003 . . . . . . . . . . . .             5.00      20,000
            05/18/2003 . . . . . . . . . . . .             5.00      15,000
            05/22/2003 . . . . . . . . . . . .             5.00      25,000
            06/04/2003 . . . . . . . . . . . .             5.00     200,000
            06/05/2003 . . . . . . . . . . . .             5.00     170,000
            06/08/2003 . . . . . . . . . . . .             5.00      50,000
            05/22/2003 . . . . . . . . . . . .             1.25     100,000
            05/22/2003 . . . . . . . . . . . .             1.50     100,000
            07/23/2008 . . . . . . . . . . . .            0.625   3,165,396
            04/10/2008 . . . . . . . . . . . .             1.25   2,750,000
            04/23/2004 . . . . . . . . . . . .             0.75     288,936
            04/27/2004 . . . . . . . . . . . .             5.00     163,302
            05/03/2004 . . . . . . . . . . . .             5.00      18,130
            05/12/2004 . . . . . . . . . . . .             1.25     420,000
            05/12/2004 . . . . . . . . . . . .             1.25     700,000
            03/09/2005 . . . . . . . . . . . .             1.25     450,000
            04/17/2007 . . . . . . . . . . . .             0.75   2,000,000
            04/25/2005 . . . . . . . . . . . .             0.75     202,500
            04/25/2005 . . . . . . . . . . . .            0.625   2,500,000
            05/04/2005 . . . . . . . . . . . .            0.625   2,500,000
            05/04/2005 . . . . . . . . . . . .             0.75     924,939
            06/04/2005 . . . . . . . . . . . .             0.75     950,711
            06/27/2005 . . . . . . . . . . . .             0.75     975,000
            06/30/2005 . . . . . . . . . . . .             0.75   1,500,000
            06/30/2005 . . . . . . . . . . . .            0.625   3,000,000
            07/07/2005 . . . . . . . . . . . .             0.75      33,333
            08/24/2005 . . . . . . . . . . . .             0.75     450,000
            09/07/2005 . . . . . . . . . . . .             0.75      41,700
            12/28/2005 . . . . . . . . . . . .            0.625     729,985
            07/23/2008 . . . . . . . . . . . .            0.625   8,800,000
            10/31/2006 . . . . . . . . . . . .             0.75      75,000
            04/25/2005 . . . . . . . . . . . .             0.75      55,000
                                                                 ----------
                                                                 35,471,000
                                                                 ==========

Stock Options:

     A summary of stock option plans under which stock options remain outstanding as of December 31, 2001 follows:

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

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2001, stock option grants covering an aggregate of 780,000 shares of Common Stock have been made under the Plan.

     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 15,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options maybe exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2001, grants of stock options covering an aggregate of 192,000 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

     2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 2,315,000 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

     In March 1999, the Company awarded 288,000 options as compensation to an outside consultant at an exercise price of $2.50 per share, which vest over twelve months and are exercisable over a five-year period from the date of grant. Based on a Black-Scholes calculation, the Company recorded a $244,000 compensation charge related to the issuance of these options.

     In 2000, the Company issued non-plan option grants to purchase 150,000 shares at $0.75 per share to each member of the board of directors (other than Tracy Turner) and Dewitt Edwards, Vice President and Secretary. As of December 31, 2001, stock options covering an aggregate of 1,200,000 shares of Common Stock have been made.

     Additional non-plan option grants were issued during 2000 to third party providers of consulting services in the amount of 600,000 shares and legal services in the amount of 300,000 shares. As of December 31, 2001, non-plan option grants covering an aggregate of 900,000 shares of Common Stock have been made. This resulted in an aggregate 2000 expense of $174,000.

     In April 2000, the Company voided stock options covering an aggregate of 3,007,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 2,841,000 shares of common stock were reissued at an exercise price of $0.75. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and the Company was subject to recording compensation expense if the Company's stock price rose above $0.75. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 2,088,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 2,088,000 shares at an exercise price of $0.55 per share. As of December 31, 2001, options to purchase 753,000 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

Stock option activity for the years ended December 31, 1999, 2000 and 2001 was as follows:

                                                    WEIGHTED
                                                     AVERAGE
                                      NUMBER     EXERCISE PRICE
                                     OF SHARES      PER SHARE
                                    -----------  ---------------
     Outstanding December 31, 1998   2,442,000   $          2.55
       Granted . . . . . . . . . .   1,360,000              1.55
       Exercised . . . . . . . . .     (12,000)             0.43
       Cancelled . . . . . . . . .    (168,000)             3.36
                                    -----------  ---------------
     Outstanding December 31, 1999   3,622,000   $          2.14
       Granted . . . . . . . . . .   4,565,000              0.76
       Exercised . . . . . . . . .     (47,000)             0.43
       Cancelled . . . . . . . . .    (197,000)             4.50
                                    -----------  ---------------
     Outstanding December 31, 2000   7,943,000   $          0.76
       Granted . . . . . . . . . .   2,088,000              0.55
       Exercised . . . . . . . . .           -                 -
       Cancelled . . . . . . . . .  (2,188,000)             0.79
                                    -----------  ---------------
     Outstanding December 31, 2001   7,843,000   $          0.70
                                    ===========  ===============

     Summary information about the Company's stock options outstanding at December 31, 2001.

                             OUTSTANDING                                          EXERCISABLE
--------------------------------------------------------------------  ----------------------------------
                                        WEIGHTED
                                         AVERAGE                           NUMBER
                  NUMBER OUTSTANDING    REMAINING       WEIGHTED         EXERCISABLE        WEIGHTED
RANGE OF                  AT           CONTRACTUAL       AVERAGE             AT              AVERAGE
EXERCISE PRICES   DECEMBER 31, 2001   LIFE IN YEARS  EXERCISE PRICE   DECEMBER 31, 2001  EXERCISE PRICE
----------------  ------------------  -------------  ---------------  -----------------  ---------------
$          0.43             126,000           6.00  $          0.43            101,000  $          0.43
$          0.55           2,088,000          10.00  $          0.55          2,088,000  $          0.55
$          0.75           5,439,000           7.55  $          0.75          3,348,000  $          0.75
$  1.00 - $2.00             190,000           2.47  $          1.29            190,000  $          1.29
----------------  ------------------  -------------  ---------------  -----------------  ---------------
$  0.43 - $2.00           7,843,000           8.05  $          0.70          5,727,000  $          0.69
================  ==================  =============  ===============  =================  ===============


     The  Company  applies  APB  Opinion  25,  "Accounting  for  Stock Issued to
Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock option grants under its employee and director stock option plans if no intrinsic value of the option exists at the date of the grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages companies to account for stock-based compensations awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under stock option plans consistent with the method of SFAS No. 123, the Company's reported net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   1999            2000            2001
                                              --------------  --------------  --------------
Net loss to common stockholders  As reported  $ (32,360,000)  $ (22,216,000)  $  (1,596,000)
                                 Pro forma    $ (34,142,000)  $ (23,757,000)  $  (3,130,000)
Net loss per common share . . .  As reported  $       (0.94)  $       (0.66)  $       (0.04)
                                 Pro forma    $       (0.99)  $       (0.70)  $       (0.08)

     The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant for 1999, 2000 and 2001. The following assumptions were applied in determining the pro forma compensation costs

                                             YEAR END DECEMBER 31,
                                        ------------------------------
                                          1999       2000       2001
                                        ---------  ---------  --------
Risk-free interest rate. . . . . . . .       5.7%       6.0%      6.0%
Expected dividend yield. . . . . . . .         -          -
Expected option life . . . . . . . . .   10 yrs.    10 yrs.    10 yrs
Expected volatility. . . . . . . . . .     109.3%     141.9%    115.8%
Weighted average fair value of options
  granted at market value. . . . . . .  $   1.37   $   0.52   $  0.34

The effects of applying SFAS No. 123 in the above disclosure may not be indicative of future amounts as additional awards in future years is anticipated.

401(k)  Plan:

     The Company sponsors a 40l(k) Plan adopted in 1999 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. During the years ended December 31, 1999, 2000 and 2001, the Company contributed approximately $280,000, $70,000 and $101,000 under the Plan.

J.   RELATED  PARTY  TRANSACTIONS

     The Company's Chairman and Chief Executive Officer, Larry H. Ramming, and the Ramming Family Partnership of which Mr. Ramming is a controlling person, was granted a waiver of the lock-up restrictions on their shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding of the notes payable (the 10% Notes) issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees. During the period from January 1, 1999 through April 15, 1999, at which time Mr. Ramming agreed to subordinate and delay future note payments so long as the Comerica senior secured credit facility remained outstanding, additional principal payments of $648,000 were paid to Mr. Ramming. As further consideration for the certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares which was voluntarily deferred in exchange for the commitment of the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares in connection with financing transactions completed subsequent to December 31, 1999. The aggregate obligation was satisfied in 2000 with the issuance of 9,750 shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of Common Stock at $0.75 per share as further discussed in Note I. Management believes the terms and conditions of Mr. Ramming's loan to the Company were favorable to the Company as compared to those that could have been negotiated with outside parties.

     As further described in Note I, the Company has entered into various financing and equity transactions with the Company's Chairman and Chief Executive Officer, Larry H. Ramming and the Ramming Family Limited Partnership, ("The Partnership") of which Mr. Ramming is a controlling person. Management believes the terms and conditions of the financing and equity transactions made with Mr. Ramming and the partnership to the Company are as favorable to the Company as could have been negotiated with outside parties.

     In 1998 the Company entered into an agreement with a company controlled by Mr. Ramming to have available for charter, on a 24 hour per day, 365 days per year stand-by status, a jet aircraft and full time stand-by crew to be utilized in connection with the Company's mobilization of personnel and selected equipment for emergency response well control and spill containment and remediation spills, which in those events are billed to the utilizing customer at a rate of Company cost plus a service fee mark up and for other corporate purposes as needed. During 1999, a total of $128,000 was paid pursuant to such charter arrangement, based on rates comparable to those available from third party aircraft charter operators for comparable charter arrangements. This arrangement was terminated during the second quarter of 1999.

     As discussed in Note H, the Company has entered into financing transactions with an investment group, Specialty Finance. The managing member of Specialty Finance is also a member of the Company's Board of Directors.

K.   COMMITMENTS AND CONTINGENCIES:

     Leases

     The Company leases vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

     At December 31, 2001, future minimum lease payments, net of subleases, under these non-cancelable operating leases are as follows:

           YEARS ENDING DECEMBER 31:    AMOUNT
          --------------------------  ----------

          2002 . . . . . . . . . . .  $1,033,000
          2003 . . . . . . . . . . .     902,000
          2004 . . . . . . . . . . .     640,000
          2005 . . . . . . . . . . .     421,000
          2006 . . . . . . . . . . .     208,000
          Thereafter . . . . . . . .     208,000
                                      ----------
                                      $3,412,000
                                      ==========

     Rent expense for the years ended December 31, 1999, 2000 and 2001, was approximately $2,001,000, $1,557,000, and $1,298,000 respectively.

     Litigation

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

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserts that there were approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The Company does not believe that it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

L. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Segments:

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the decision to discontinue ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Prior periods have been restated to conform to this presentation. Most of the Company's subsidiaries operate in all three segments. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. ITS and Baylor are presented as discontinued operations in the consolidated financial statements and are therefore excluded from the segment information for all periods.

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

                                   PREVENTION     RESPONSE      RESTORATION    CONSOLIDATED
                                  ------------  -------------  -------------  --------------
Year Ended December 31, 1999
  Net operating revenues . . . .  $   769,000   $ 20,107,000   $ 12,219,000   $  33,095,000
  Operating income (loss). . . .     (165,000)   (10,785,000)    (9,034,000)    (19,984,000)
  Capital expenditures . . . . .            -      2,254,000      1,629,000       3,883,000
  Depreciation and amortization.       46,000      2,303,000        558,000       2,907,000
  Interest expense . . . . . . .      680,000      3,286,000      2,218,000       6,184,000

Year Ended December 31, 2000
  Net operating revenues . . . .  $ 2,134,000   $ 16,670,000   $  4,733,000   $  23,537,000
  Operating income (loss). . . .     (890,000)    (6,029,000)    (4,471,000)    (11,390,000)
  Identifiable operating assets.    1,643,000     12,838,000      3,645,000      18,126,000
  Capital expenditures . . . . .            -        260,000              -         260,000
  Depreciation and amortization.      251,000      1,772,000        642,000       2,665,000
  Interest expense . . . . . . .      683,000      5,339,000      1,516,000       7,538,000

Year Ended December 31, 2001
  Net operating revenues . . . .  $ 5,256,000   $ 26,739,000   $  4,154,000   $  36,149,000
  Operating Income (loss). . . .    1,272,000      2,590,000     (1,948,000)      1,914,000
  Identifiable operating assets.    2,581,000     13,132,000      2,041,000      17,754,000
  Capital expenditures . . . . .            -        221,000              -         221,000
  Depreciation and amortization.      333,000      1,401,000        220,000       1,954,000
  Interest expense . . . . . . .       65,000        332,000         52,000         449,000


     Revenue from major customers and concentration of credit risk:

     During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1999           2000           2001
                                      -------------  -------------  -------------
Customer A . . . . . . . . . . . . .            12%             -              -
Customer B . . . . . . . . . . . . .             -              -             23%
Customer C . . . . . . . . . . . . .             -             17%            10%

     The Company's revenues are generated geographically as follows:

                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1999           2000           2001
                                      -------------  -------------  -------------
Domestic customers . . . . . . . . .            80%            81%            82%
Foreign customers. . . . . . . . . .            20%            19%            18%


     None of the Company's customers at December 31, 1999, 2000 and 2001 accounted for greater than ten percent of outstanding accounts receivable. One customer in Kuwait totaled 10% of total revenues and 55% of foreign revenues during the year ended December 31, 2001.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

M.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below summarizes the unaudited quarterly results of operations for 2001 and 2000

                                                                              QUARTER ENDED

2001                                            MARCH 31, 2001    JUNE 30, 2001    SEPTEMBER 30, 2001    DECEMBER 31, 2001
---------------------------------------------  ----------------  ---------------  --------------------  -------------------
Revenues. . . . . . . . . . . . . . . . . . .  $     8,973,000   $   12,076,000   $         8,494,000   $        6,606,000
Income (loss) from continuing operations. . .          467,000          976,000               117,000             (634,000)
Net income (loss) . . . . . . . . . . . . . .          767,000          976,000               117,000             (532,000)
Net income (loss) attributable to common
stockholders. . . . . . . . . . . . . . . . .           33,000          282,000              (584,000)          (1,327,000)

Net income (loss) per common share:
        Basic . . . . . . . . . . . . . . . .             0.00             0.01                 (0.01)               (0.03)
        Diluted . . . . . . . . . . . . . . .             0.00             0.01                 (0.01)               (0.03)


                                                                              QUARTER ENDED

2000.                                           MARCH 31, 2000    JUNE 30, 2000    SEPTEMBER 30, 2000    DECEMBER 31, 2000
---------------------------------------------  ----------------  ---------------  --------------------  -------------------
Revenues. . . . . . . . . . . . . . . . . . .  $     7,523,000   $    4,449,000   $         5,631,000   $        5,934,000
Loss from continuing operations . . . . . . .       (3,459,000)      (4,346,000)           (8,047,000)          (6,880,000)
Net loss. . . . . . . . . . . . . . . . . . .       (2,683,000)      (4,408,000)           (9,722,000)          (4,486,000)
Net loss attributable to common stockholders.       (2,802,000)      (4,527,000)           (9,841,000)          (5,046,000)

Net loss per common share:
        Basic . . . . . . . . . . . . . . . .            (0.08)           (0.13)                (0.31)               (0.14)
        Diluted . . . . . . . . . . . . . . .            (0.08)           (0.13)                (0.31)               (0.14)


     The quarterly data for 2000 presented above was not subjected to timely reviews by independent public accountants as previously disclosed in the Company's Form 10-Q's. In connection with the year-end audit of the 2000 financial statements, these reviews were completed by the Company's independent public accountants.

     Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

N.   EVENTS  SUBSEQUENT  TO  DECEMBER  31,  2001  (UNAUDITED)

     AMEX  Listing

     The American Stock Exchange (AMEX) by letter dated March 15, 2002, has informed the Company that on or before April 15, 2002, the Company must submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. The plan must contain interim milestones that the Company will be required to meet to remain listed. If the Company fails to submit plan the AMEX considers reasonable, fails to meet the milestones established in the plan or fails to obtain compliance with AMEX continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, then AMEX has indicated that it my institute immediate delisting proceedings.

     AMEX continued listing standards require that listed companies maintain stockholders equity of $2,000,000 or more if the Company has sustained operating losses from continuing operations or net losses in two of its three most recent fiscal years or stockholders equity of $4,000,000 or more if it has sustained operating losses from continuing operations or net losses in three of its four most recent fiscal years. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature.