Form 10-Q
period 2002-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2002-05-14
CIK 833845

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

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 10, 2002, was 41,575,619.

================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                           PAGE
                                                                           -----

Item 1.  Financial Information. . . . . . . . . . . . . . . . . . . . . .  3
         Condensed Consolidated Balance Sheets. . . . . . . . . . . . . .  3
         Condensed Consolidated Statements of Operations. . . . . . . . .  4
         Condensed Consolidated Statements of Stockholders' Equity. . . .  5
         Condensed Consolidated Statements of Cash Flows. . . . . . . . .  6
         Notes to Condensed Consolidated Financial Statements . . . . . .  7-11
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . .  11-17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . .  17

                                    PART II
                                OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  17
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . .  18
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  18
Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . .  18
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  18
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  18-20

                             BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                                DECEMBER 31,     MARCH 31,
                                                                                    2001           2002
                                                                               --------------  -------------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     309,000   $    773,000
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,194,000      4,794,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,739,000      1,817,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        421,000        800,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        843,000        533,000
                                                                               --------------  -------------
                  Total current assets. . . . . . . . . . . . . . . . . . . .      9,506,000      8,717,000
                                                                               --------------  -------------

PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . . . . . . . . . .      6,212,000      5,772,000

OTHER ASSETS:
  Goodwill - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,845,000      1,845,000
  Deposits and other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        191,000        163,000
                                                                               --------------  -------------
                  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $  17,754,000   $ 16,497,000
                                                                               ==============  =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $   2,203,000   $  1,708,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,863,000      4,435,000
  Accrued liabilities and customer advances . . . . . . . . . . . . . . . . .      4,599,000      4,076,000
                                                                               --------------  -------------
                  Total current liabilities . . . . . . . . . . . . . . . . .      9,665,000     10,219,000
                                                                               --------------  -------------

LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000     12,520,000

                  Total liabilities . . . . . . . . . . . . . . . . . . . . .     22,185,000     22,739,000
                                                                               --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     327,123 and 327,876 shares issued and outstanding
     at December 31, 2001 and March 31, 2002, respectively) . . . . . . . . .              -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     41,442,285 and 41,442,285 shares issued and outstanding
     at December 31, 2001 and March 31, 2002, respectively) . . . . . . . . .              -              -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     56,659,000     57,508,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (61,090,000)   (63,750,000)
                                                                               --------------  -------------
                  Total stockholders' equity (deficit). . . . . . . . . . . .     (4,431,000)    (6,242,000)
                                                                               --------------  -------------
                  Total liabilities and stockholders' equity (deficit). . . .  $  17,754,000   $ 16,497,000
                                                                               ==============  =============

                  See accompanying notes to condensed consolidated financial statements.

                    BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                     2001          2002
                                                                 ------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,973,000   $ 6,700,000
COSTS AND EXPENSES:
  Cost of sales and operating . . . . . . . . . . . . . . . . .    6,756,000     6,909,000
  Selling, general and administrative . . . . . . . . . . . . .    1,244,000       966,000
  Depreciation and amortization . . . . . . . . . . . . . . . .      529,000       460,000
                                                                 ------------  ------------
                                                                   8,529,000     8,335,000
                                                                 ------------  ------------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .      444,000    (1,635,000)

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . . . . . . .      (23,000)      180,000
                                                                 ------------  ------------

INCOME FROM DISCONTINUED OPERATIONS, before income taxes. . . .      467,000    (1,815,000)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . .            -        15,000
                                                                 ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . . . . .      467,000    (1,830,000)

INCOME FROM DISCONTINUED OPERATIONS, net of income taxes. . . .      300,000             -
                                                                 ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .      767,000    (1,830,000)

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS. . . . . . . . . .      734,000       830,000
                                                                 ------------  ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS . . . . .  $    33,000   $(2,660,000)
                                                                 ============  ============

Basic and Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.06)
                                                                 ============  ============
   Discontinued Operations. . . . . . . . . . . . . . . . . . .  $      0.01   $      0.00
                                                                 ============  ============
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .  $      0.00   $     (0.06)
                                                                 ============  ============

Weighted Average Common Shares Outstanding - Basic and Diluted.   37,564,000    41,442,285
                                                                 ============  ============

       See accompanying notes to condensed consolidated financial statements.

                                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                     CONDENSED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
                                       THREE MONTHS ENDED MARCH 31, 2002
                                                  (UNAUDITED)


                                                                                                    TOTAL
                              PREFERRED  STOCK    COMMON  STOCK       ADDITIONAL                 STOCKHOLDERS'
                              ----------------  -------------------    PAID-IN     ACCUMULATED      EQUITY
                              SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT       (DEFICIT)
                              -------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, December 31, 2001   327,123  $     -  41,442,285  $     -  $56,659,000  $(61,090,000)  $ (4,431,000)
 Warrant discount
     accretion . . . . . . .        -        -           -        -       13,000       (13,000)
  Preferred stock
    dividends accrued. . . .      565        -           -        -      817,000      (817,000)             -
  Preferred stock issued for
    settlements. . . . . . .      188        -           -        -       19,000             -         19,000
  Net loss . . . . . . . . .        -        -           -        -            -    (1,830,000)    (1,830,000)
                              -------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, March 31, 2002      327,876  $     -  41,442,285  $     -  $57,508,000  $(63,750,000)  $ (6,242,000)
                              =======  =======  ==========  =======  ===========  =============  =============

                  See accompanying notes to condensed consolidated financial statements.

                      BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                         2001          2002
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $   767,000   $(1,830,000)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .      529,000       460,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .       99,000        15,000
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . .            -        29,000
     Equity issued for services and settlements . . . . . . . . . .       54,000             -
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities before
        changes in operating assets and liabilities:. . . . . . . .    1,449,000    (1,326,000)

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .     (166,000)      385,000
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . .            -       922,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       62,000      (379,000)
     Prepaid expenses and other current assets. . . . . . . . . . .      209,000       310,000
     Deferred financing costs and other assets. . . . . . . . . . .      (27,000)       28,000
     Accounts payable and accrued liabilities . . . . . . . . . . .   (1,694,000)    1,068,000
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities. . . . . .     (167,000)    1,008,000
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . .      (54,000)      (52,000)
     Proceeds from sale of property and equipment . . . . . . . . .            -         3,000
                                                                     ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . .      (54,000)      (49,000)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under financing arrangements. . . . . . . . . . . .            -      (495,000)
                                                                     ------------  ------------
     Net cash used in financing activities. . . . . . . . . . . . .            -      (495,000)
                                                                     ------------  ------------
     Net increase (decrease) in cash and cash equivalents . . . . .     (221,000)      464,000

CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . .    1,416,000       309,000
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . .  $ 1,195,000   $   773,000
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $     6,000   $    94,000
     Cash paid for income taxes . . . . . . . . . . . . . . . . . .            -             -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Stock and warrant accretions . . . . . . . . . . . . . . . . .       13,000        13,000
     Preferred stock dividends accrued. . . . . . . . . . . . . . .      721,000       817,000
     Preferred stock issued for settlement. . . . . . . . . . . . .            -        19,000

             See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

A.   GOING CONCERN

     The Company incurred losses from continuing operations of $26.5 million in 1999 and $ 22.7 million in 2000. In response, the Company reduced its personnel, consolidated its field offices, sold assets, discontinued certain operations, repaid senior debt and restructured its subordinated debt. With these changes in effect, on January 1, 2001, the Company redefined its operating segments to emphasize prevention and restoration services to augment its traditional emergency response activities.

     During the year ended December 31, 2001, the Company acted as lead response contractor on five critical well events and generated $0.9 million of income from continuing operations; however, the Company continued to be adversely impacted from insufficient liquidity and capital resources.

     During the first quarter of 2002, demand for the Company's emergency response services declined as overall industry conditions continued to weaken. Moreover, the Company had no major critical well events during the period. As a result, the Company incurred a $1.8 million loss from continuing operations for the quarter. This loss further impairs the Company's liquidity position and its ability to pay certain vendors in a timely manner, including vendors that the Company considers important to its ongoing operations. This reduced liquidity hampers the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations.

     The Company continues to experience severe working capital constraints. As of March 31, 2002, the Company's current assets totaled approximately $8,717,000 and current liabilities were $10,219,000, resulting in a net working capital deficit of approximately $1,502,000 (compared to a beginning year deficit of $159,000). The Company's highly liquid current assets, represented by cash of $773,000 and receivables and restricted assets of $6,611,000 were collectively $2,835,000 less than the amount of current liabilities at March 31, 2002 (compared to a beginning year deficit of $1,423,000). The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. During April and May 2002, the Company entered into loan participation agreements with certain parties under which it borrowed an additional $1,000,000 under the Senior Secured Loan Facility. The participation agreements have an initial maturity of 90 days, which may be extended for an additional 90 days at the Company's option. The new borrowings are not sufficient to meet the Company's current working capital requirements. Absent new near-term sources of financing or the generation of significant operating income, the Company will not have sufficient funds to meet its immediate obligations and will be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy its liquidity requirements.

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

B.   BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading. The unaudited consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2001, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three-month periods ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year.

C.   RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS No. 142 were effective January 1, 2002. Management estimates that the adoption of SFAS No. 142's requirement to not amortize goodwill will increase operating income by approximately $59,000 in 2002. Management is currently evaluating the effect that adoption of the other provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial position.

     In  June  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for Asset
Retirement Obligations" which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company's adoption of SFAS No. 144, on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

D.   INVENTORIES

     Inventories  consisted  of  the  following  as  of:

                                          DECEMBER 31,   MARCH 31,
                                             2001          2002
                                         -------------  -----------
                                                        (unaudited)
              Work in process. . . . . . $     138,000  $   520,000
              Finished goods . . . . . .       283,000      280,000
                                         -------------  -----------
                      Total. . . . . . . $     421,000  $   800,000
                                         =============  ===========

E.   DISCONTINUED  OPERATIONS

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction. For the three months ended March 31, 2001, the Company recorded $300,000 of gain due to the subsequent collection of receivables that were over 90 days old at the time of the sale.

F.   LONG-TERM  DEBT  AND  NOTES  PAYABLE  AND  OTHER  FINANCINGS

      The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes and depreciation and amortization
(EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002. Significant improvements in the Company's operating performance during the current quarter, or a modification or waiver of the ratio tests, will be required for the Company to regain compliance for the twelve months ended June 30, 2002. The Company does not have a commitment from Prudential that it will modify or waive compliance with these tests in the future.

     Prudential also agreed to modifications to the Subordinated Note Restructuring Agreement to accommodate up to $5 million in borrowings under the KBK facility and an aggregate of $6 million under the Company's existing senior credit facility or a new senior credit facility. The Company has agreed to pay Prudential a fee of $100,000 in connection with the waiver of financial covenants required with the recent participations in the existing credit facility. This amount has been charged to interest expense for the three months ended March 31, 2002 (as discussed in NOTE J).

G.   COMMITMENTS  AND  CONTINGENCIES

     The  Company's  subsidiary  ITS Supply Corporation  ("ITS") filed in Corpus
Christi, Texas on May 18, 2000, for protection under Chapter 11 of the U.S. Bankruptcy Code. ITS is now proceeding to liquidate its assets and liabilities pursuant to Chapter 7 of Title 11. At the time of the filing, ITS had total liabilities of approximately $6,900,000 and tangible assets of approximately $950,000. The Company had an outstanding guaranty on ITS debt upon which a judgment against the Company was entered by a state district court in the amount of approximately $1,833,000. The judgment was paid in full on August 31, 2001.

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserts that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The bankruptcy court has scheduled a hearing on July 29, 2002.

     The Company does not believe it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. However, there is no assurance that the Company will not be found liable. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001 and March 31, 2002.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

H.   EARNINGS  PER  SHARE

     For the three months ended March 31, 2001 and 2002 the Company incurred a loss to common stockholders before consideration of the income from discontinued operations. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of basic or diluted earnings per share because to do so would have been antidilutive for the periods presented.

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities for the three months ended March 31, 2001 would include: (1) 7,913,000 common shares issuable upon exercise of stock options, (2) 35,048,000 common shares issuable upon exercise of stock purchase warrants, (3) 1,680,000 common shares issuable upon conversion of senior convertible debt, and (4) 25,508,000 common shares issuable upon conversion of convertible preferred stock.

     At March 31, 2002, the exercise price of the Company's stock options and stock warrants varies from $0.43 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities for the three months ended March 31, 2002 would include: (1) 7,843,000 common shares issuable upon exercise of stock options, (2) 35,471,000 common shares issuable upon exercise of stock purchase warrants, (3) 1,333,000 common shares issuable upon conversion of senior convertible debt, and (4) 38,338,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion.

I.  BUSINESS  SEGMENT  INFORMATION

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the discontinued ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue.

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

     The Restoration segment consists of "post-event" services designed to minimize the effects of a critical emergency event, as well as industrial and remediation services. The scope of these services range from environmental compliance and disposal services to facility decontamination services in the event of a plant closing. Restoration services are a natural extension of response service assignments.

     Information concerning operations in different business segments for the three-months ended March 31, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Response and Restoration business segment and the domestic segment.

                                     PREVENTION     RESPONSE     RESTORATION    CONSOLIDATED
                                     -----------  ------------  -------------  --------------
Three months Ended March 31, 2001:
  Net Operating Revenues. . . . . .  $ 1,150,000  $ 6,995,000   $    828,000   $   8,973,000
  Operating Income (Loss) . . . . .      576,000      101,000       (233,000)        444,000
  Identifiable Operating Assets . .    2,211,000   13,450,000      1,592,000      17,253,000
  Capital Expenditures. . . . . . .        4,000       47,000          3,000          54,000
  Depreciation and Amortization . .       56,000      396,000         77,000         529,000
  Interest Expense. . . . . . . . .        6,000       37,000          4,000          47,000

Three months Ended March 31, 2002:
  Net Operating Revenues. . . . . .  $ 2,035,000  $ 4,101,000   $    564,000   $   6,700,000
  Operating Income (Loss) . . . . .      216,000   (1,074,000)      (777,000)     (1,635,000)
  Identifiable Operating Assets . .    5,011,000   10,098,000      1,388,000      16,497,000
  Capital Expenditures. . . . . . .            -       52,000              -          52,000
  Depreciation and Amortization . .      137,000      269,000         54,000         460,000
  Interest Expense. . . . . . . . .       63,000      128,000         18,000         209,000

     For the three-month periods ended March 31, 2002 and 2001, the Company's revenue mix between domestic and foreign sales were substantially consistent with those for the year ended December 31, 2001 (domestic 82%, foreign 18%).

J.   SUBSEQUENT  EVENTS

     On April 9, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation has an initial maturity of 90 days, which may be extended for an additional 90 days at the Company's option. The Company will be required to issue an additional 100,000 shares of common stock to the participation lender if it exercises this right to extend the maturity.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that it issued 33,334 shares of common stock and will be required to issue an additional 33,334 shares of common stock if it exercises its right to extend the maturity of that note for an additional 90 days. The Company has amended the Senior Secured Loan Facility to reflect these additional participations in the facility.

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

OVERVIEW

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the discontinued ITS and Baylor business operations. The current segments are Prevention, Response and Restoration. Most of the Company's subsidiaries operate in all three segments. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results. Baylor is presented as a discontinued operation in the consolidated financial statements and therefore is excluded from the segment information for all periods.

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

     The Response segment consists of personnel and equipment services provided during an emergency, such as a critical well event or a hazardous material response. The services provided are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins. However, when the Company responds to a critical event under the WELLSURE(R) program, the Company acts as a general contractor and engages third party service providers, which form part of the revenues recognized by the Company. WELLSURE(R) responses therefore have the ability to significantly increase revenues while lowering the overall gross profit margins of the segment.

     The Restoration segment consists of "post-event" services designed to minimize the effects of a critical emergency event as well as industrial and remediation services. The services provided range from environmental compliance and disposal services to facility decontamination services in the event of a plant closing. Restoration services are a natural extension of response service assignments.

AMERICAN STOCK EXCHANGE LISTING

     The American Stock Exchange (AMEX) by letter dated March 15, 2002, required the Company to submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. On April 15, 2002, the Company submitted a plan that included interim milestones which the Company will be required to meet to remain listed. If the Company fails to obtain compliance with AMEX continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, then AMEX has indicated that it may institute immediate delisting proceedings.

     AMEX continued listing standards require that listed companies maintain stockholders equity of $2,000,000 or more if the Company has sustained operating losses from continuing operations or net losses in two of its three most recent fiscal years or stockholders equity of $4,000,000 or more if it has sustained operating losses from continuing operations or net losses in three of its four most recent fiscal years. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature. The Company's plan, as submitted, meets AMEX requirements.

CRITICAL  ACCOUNTING  POLICIES

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company identified its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

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

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred. However, when the Company responds to a critical event under the WELLSURE(R) program, the Company acts as a general contractor and engages third party service providers, which form part of the revenues recognized by the Company. WELLSURE(R) responses therefore have the ability to significantly increase revenues while lowering the overall gross profit margins of the company.

     Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     Income Taxes - The Company accounts for income taxes pursuant to SFAS No. 109 "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company's periodic reports previously filed with the SEC.

     Information concerning operations in different business segments for the three months ended March 31, 2001 and 2002 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                 THREE  MONTHS  ENDED
                                                        MARCH  31,
                                                -------------------------
                                                   2001          2002
                                                -----------  ------------
         REVENUES
           Prevention. . . . . . . . . . . . .  $1,150,000   $ 2,035,000
           Response. . . . . . . . . . . . . .   6,995,000     4,101,000
           Restoration . . . . . . . . . . . .     828,000       564,000
                                                -----------  ------------
                                                $8,973,000   $ 6,700,000
                                                -----------  ------------
         COST OF SALES AND OPERATING EXPENSES
           Prevention. . . . . . . . . . . . .  $  358,000   $ 1,388,000
           Response. . . . . . . . . . . . . .   5,529,000     4,315,000
           Restoration . . . . . . . . . . . .     869,000     1,206,000
                                                -----------  ------------
                                                $6,756,000   $ 6,909,000
                                                -----------  ------------
         SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES  (1)
           Prevention. . . . . . . . . . . . .  $  160,000   $   294,000
           Response. . . . . . . . . . . . . .     969,000       591,000
           Restoration . . . . . . . . . . . .     115,000        81,000
                                                -----------  ------------
                                                $1,244,000   $   966,000
                                                -----------  ------------
         DEPRECIATION AND AMORTIZATION (2)
           Prevention. . . . . . . . . . . . .  $   56,000   $   137,000
           Response. . . . . . . . . . . . . .     396,000       269,000
           Restoration . . . . . . . . . . . .      77,000        54,000
                                                -----------  ------------
                                                $  529,000   $   460,000
                                                -----------  ------------
         OPERATING INCOME (LOSS)
           Prevention. . . . . . . . . . . . .  $  576,000   $   216,000
           Response. . . . . . . . . . . . . .     101,000    (1,074,000)
           Restoration . . . . . . . . . . . .    (233,000)     (777,000)
                                                -----------  ------------
                                                $  444,000   $(1,635,000)
                                                -----------  ------------

     (1) Corporate selling, general and administrative expenses have been allocated pro rata among segments based upon relative revenues.
     (2) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 WITH THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

Revenues

     Prevention revenues were $2,035,000 for the three months ended March 31, 2002, compared to $1,150,000 for the three months ended March 31, 2001, representing an increase of $885,000 (77.0%) in the current year. The increase was primarily the result of service fee increases associated with the WELLSURE(R) program and expanded services provided under the Safeguard program.

     Response revenues were $4,101,000 for the three months ended March 31, 2002, compared to $6,995,000 for the three months ended March 31, 2001, a decrease of $2,894,000 (41.4%). During the first quarter of 2002, demand for the Company's emergency response services declined as overall industry conditions continued to weaken. Specifically, downstream transportation activity decreased approximately 45%. This decrease led to a 42% decline in downstream response revenues. Moreover, the Company had no major critical well events during the period.

     Restoration revenues were $564,000 for the three months ended March 31, 2002, compared to $828,000 for the three months ended March 31, 2001, representing a decrease of $264,000 (31.9%) in the current year. The decrease was primarily attributable to reduced domestic inventory sales and reduced prices in the current quarter.

Cost  of  Sales  and  Operating  Expenses

     Prevention cost of sales and operating expenses were $1,388,000 for the three months ended March 31, 2002, compared to $358,000 for the three months ended March 31, 2001, an increase of $1,030,000 (287.7%) in the current year. The increase was due to the reallocation of resources from the Response segment to the Prevention segment due to the large increase in activity in the Prevention segment during this period.

     Response cost of sales and operating expenses were $4,315,000 for the three months ended March 31, 2002, compared to $5,529,000 for the three months ended March 31, 2001, a decrease of $1,214,000 (22.0%) in the current year. The decrease was a result of reduced revenues and reallocation of resources as discussed above, partially offset by an event in the first quarter of 2002 that required higher than usual related third party costs.

     Restoration cost of sales and operating expenses were $1,206,000 for the three months ended March 31, 2002, compared to $869,000 for the three months ended March 31, 2001, an increase of $337,000 (38.8%) in the current year. This increase was primarily a result of reallocation of resources from the Response segment to the Restoration segment due to increased activity in the Restoration segment during this period.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $966,000 for the three months ended March 31, 2002, compared to $1,244,000 for the three months ended March 31, 2001, a decrease of $278,000 (22.3%) from the prior year. These reductions are primarily a result of decreased payroll and rents. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between 2001 and 2002 and the effect of not amortizing goodwill ($15,000 for the three months ended March 31, 2002) as per SFAS No. 142. As previously footnoted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among the segments on the basis of relative revenue as the basis for allocation.

Interest  Expense  and  Other,  Including  Finance  Costs

     The increase in interest and other expenses of $203,000 for the three months ended March 31, 2002, as compared to the prior year period is primarily a result of the interest expense incurred in connection with the pledging of receivables in the current year (see discussion of KBK Financial, Inc. below) and financing fees related to the Prudential waiver discussed below as compared to nominal interest expense in the prior year period.

Income  Tax  Expense

     Income taxes for the three months ended March 31, 2002 are a result of taxable income in the Company's foreign operations.

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

     In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE(R) program, which is now providing more predictable and increasing service fee income, and began marketing its Safeguard program, which provides a full range of prevention services domestically and internationally.

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

     The Company has been unable to pay certain vendors in a timely manner, including vendors that the Company considers important to its ongoing operations. This reduced liquidity has hampered the Company's capacity to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations.

     On June 18, 2001, the Company entered into a facility with KBK Financial, Inc. in which it pledged certain accounts receivable for a cash advance. The facility allows the Company to pledge additional accounts receivable up to an aggregate amount of $5,000,000. In 2001, the Company paid $135,000 for loan origination fees, finder's fees and legal fees related to the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to 2% of the maximum amount of the facility. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's obligations under the facility are secured by a first lien on certain other accounts receivable of the Company. As of March 31, 2002, the Company had $1,460,000 of its accounts receivable pledged to KBK, representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     On April 9, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation has an initial maturity of 90 days, which may be extended for an additional 90 days at the Company's option. The Company will be required to issue an additional 100,000 shares of common stock to the participation lender if it exercises this right to extend the maturity.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that it issued 33,334 shares of common stock and will be required to issue an additional 33,334 shares of common stock if it exercises its right to extend the maturity of that note for an additional 90 days. The Company has amended the Senior Secured Loan Facility to reflect these additional participations in the facility.

     The Company continues to experience severe working capital constraints. As of March 31, 2002, the Company's current assets totaled approximately $8,717,000 and current liabilities were $10,219,000, resulting in a net working capital deficit of approximately $1,502,000 (compared to a beginning year deficit of $159,000). The Company's highly liquid current assets, represented by cash of $773,000 and receivables and restricted assets of $6,611,000 were collectively $2,835,000 less than the amount of current liabilities at March 31, 2002 (compared to a beginning year deficit of $1,423,000). The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. As discussed above, in April and May 2002, the Company borrowed an additional $1,000,000 under the Senior Secured Loan Facility. The new borrowings are not sufficient to meet the Company's current working capital requirements. Absent new near-term sources of financing or the generation of significant operating income, the Company will not have sufficient funds to meet its immediate obligations and will be forced to dispose of additional assets or operations outside of the normal course of business in order to satisfy its liquidity requirements.

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes and depreciation and amortization
(EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002. Significant improvements in the Company's operating performance during the current quarter, or a modification or waiver of the ratio tests, will be required for the Company to regain compliance for the twelve months ended June 30, 2002. The Company does not have a commitment from Prudential that it will modify or waive compliance with these tests in the future.

     Prudential also agreed to modifications to the Subordinated Note Restructuring Agreement to accommodate up to $5 million in borrowings under the KBK facility and an aggregate of $6 million under the Company's existing senior credit facility or a new senior credit facility. The Company has agreed to pay Prudential a fee of $100,000 in connection with the recent participations in the existing credit facility. This amount has been charged to expense and credited against fees required to be paid to Prudential under the Subordinated Note Restructuring Agreement in the event the Company enters into a new credit facility with a commercial lender.

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

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:

                             FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------
DESCRIPTION                  2002        2003       2004       2005       2006    THEREAFTER
------------------------  ----------  ----------  --------  ----------  --------  -----------

Long term debt and
notes payable including
short term debt (1)       $1,708,000  $1,000,000         -  $7,200,000         -            -
Future minimum lease
payments                  $  775,000  $  902,000  $640,000  $  421,000  $208,000  $   208,000
------------------------  ----------  ----------  --------  ----------  --------  -----------

Total commitments         $2,483,000  $1,902,000  $640,000  $7,621,000  $208,000  $   208,000
------------------------  ----------  ----------  --------  ----------  --------  -----------

(1) Accrued interest totaling $4,320,000 is included in the Company's 12% Senior Subordinated Note at March 31, 2002, due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through March 31, 2002, will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002, will begin on March 31, 2003, and will continue quarterly until December 30, 2005.

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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended March 31, 2001 and March 31, 2002, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $5,000 and $21,000, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended March 31, 2001 and 2002 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $248,000 and $232,000 at March 31, 2001 and 2002, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.


                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS

ITS  SUPPLY  BANKRUPTCY  CLAIMS

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserts that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. The bankruptcy court has scheduled a hearing on July 29, 2002.

     The Company does not believe it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. However, there is no assurance that the Company will not be found liable. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001 and March 31, 2002.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

Exhibit No.                                      Document
------------              ------------------------------------------------------
        3.01         -    Amended and Restated Certificate of Incorporation(1)
        3.02         -    Amendment to Certificate of Incorporation(2)
        3.02(a)      -    Amendment to Certificate of Incorporation(3)
        3.03         -    Amended Bylaws(4)
        4.01         -    Specimen Certificate for the Registrant's Common
                          Stock(5)
        4.02         -    Certificate of Designation of 10% Junior Redeemable
                          Convertible Preferred Stock(6)
        4.03         -    Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04         -    Certificate of Designation of Series B Convertible Preferred Stock(8)
        4.05         -    Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
        4.06         -    Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07         -    Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08         -    Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09         -    Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10         -    Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01         -    Alliance Agreement between IWC Services, Inc. and
                          Halliburton Energy Services, a division of Halliburton
                          Company(15)
       10.02         -    Executive Employment Agreement of Larry H. Ramming(16)
       10.03         -    Executive Employment Agreement of Brian Krause(17)
       10.04         -    1997 Incentive Stock Plan(18)
      *10.05         -    Outside Directors' Option Plan
      *10.06         -    Executive Compensation Plan
       10.07         -    Halliburton Center Sublease(19)
       10.08         -    Registration Rights Agreement dated July 23, 1998,
                          between Boots & Coots International Well Control, Inc. and
                          The Prudential Insurance Company of America(20)
       10.09         -    Participation Rights Agreement dated July 23, 1998, by
                          and among Boots & Coots International Well Control, Inc.,
                          The Prudential Insurance Company of America and certain
                          stockholders of Boots & Coots International Well Control,
                          Inc.(21)


Exhibit No.                                      Document
------------              ------------------------------------------------------
       10.10         -    Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance
                          Company of America (22)
       10.11         -    Loan Agreement dated October 28, 1998, between Boots &
                          Coots International Well Control, Inc. and Comerica
                          Bank - Texas(23)
       10.12         -    Security Agreement dated October 28, 1998, between
                          Boots & Coots International Well Control, Inc. and Comerica
                          Bank - Texas(24)
       10.13         -    Executive Employment Agreement of Jerry Winchester(25)
       10.14         -    Executive Employment Agreement of Dewitt Edwards(26)
       10.15         -    Office Lease for 777 Post Oak(27)
       10.16         -    Open
       10.17         -    Open
       10.18         -    Third Amendment to Loan Agreement dated April 21, 2000 (28)
       10.19         -    Fourth Amendment to Loan Agreement dated May 31, 2000(29)
       10.20         -    Fifth Amendment to Loan Agreement dated May 31, 2000(30)
       10.21         -    Sixth Amendment to Loan Agreement dated June 15, 2000(31)
       10.22         -    Seventh Amendment to Loan Agreement dated December 29,2000(32)
       10.23         -    Subordinated Note Restructuring Agreement with The Prudential Insurance Company of
                          America dated December 28, 2000 (33)
       10.25         -    Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                          Energy Services, Inc. (34)
       10.27         -    Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (35)
       10.28         -    Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(36)
       10.29         -    KBK Financial, Inc. Account Transfer and Purchase Agreement(37)
      *21.01         -    List of subsidiaries
       10.30         -    2000 Long Term Incentive Plan(38)


*    Filed  herewith

(1) Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.

(2) Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.

(3) Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.

(4) Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.

(5) Incorporated herein by reference to exhibit 4.1 of Form 8-K filed August 13, 1997.

(6) Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.

(7) Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.

(8) Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.

(9) Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.

(10) Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.

(11) Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.

(12) Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.


(13) Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.

(14) Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.

(15) Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.

(16) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.

(17) Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.

(18) Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.

(19) Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.

(20) Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.

(21) Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.

(22) Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.

(23) Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 17, 1998.

(24) Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 17, 1998.

(25) Incorporated herein by reference to exhibit 10.29 of Form 10-K filed April 15, 1999.

(26) Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.

(27) Incorporated herein by reference to exhibit 10.31 of Form 10-K filed April 15, 1999.

(28) Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.

(29) Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.

(30) Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.

(31) Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.

(32) Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.

(33) Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.

(34) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.

(35) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(36) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.

(37) Incorporated herein by reference to exhibit 10.29 of Form 10-Q filed August 13, 2001.

(38) Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.

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

                                  BOOTS  &  COOTS  INTERNATIONAL  WELL
                                  CONTROL,  INC.

                                  By:       /s/ LARRY  H. RAMMING
                                     -------------------------------------------
                                                Larry  H. Ramming
                                             Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

Date:   May  14,  2002