Form 10-Q
period 2002-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2002-08-19
CIK 833845

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

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 16, 2002, was 44,816,723.


================================================================================

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                   (UNAUDITED)


                                                                      PAGE
                                                                      -----
Item 1.  Financial Information . . . . . . . . . . . . . . . . . . . .    3
         Condensed Consolidated Balance Sheets . . . . . . . . . . . .    3
         Condensed Consolidated Statements of Operations . . . . . . .    4
         Condensed Consolidated Statements of Stockholders' Equity . .    5
         Condensed Consolidated Statements of Cash Flows . . . . . . .    6
         Notes to Condensed Consolidated Financial Statements. . . . . 7-12
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .12-19
Item 3.  Quantitative and Qualitative Disclosures about Market Risk. .   19

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   19
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .   20
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   20
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . .   20
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .   20
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .20-23

                                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                                DECEMBER 31,      JUNE 30,
                                                                                    2001            2002
                                                                               --------------  --------------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     303,000   $     262,000
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,557,000       3,323,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,353,000         905,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        138,000               -
  Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .      6,756,000       1,942,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        843,000         289,000
                                                                               --------------  --------------
                  Total current assets. . . . . . . . . . . . . . . . . . . .     12,950,000       6,721,000
                                                                               --------------  --------------

PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . . . . . . . . . .      4,613,000       3,996,000

OTHER ASSETS:
  Deposits and other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        191,000          67,000
                                                                               --------------  --------------
                  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $  17,754,000   $  10,784,000
                                                                               ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $   1,025,000   $   1,994,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,155,000       2,624,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,481,000       4,059,000
  Liabilities of discontinued operations. . . . . . . . . . . . . . . . . . .      3,004,000       2,940,000
                                                                               --------------  --------------
                  Total current liabilities . . . . . . . . . . . . . . . . .      9,665,000      11,617,000
                                                                               --------------  --------------

LONG-TERM DEBT AND NOTES PAYABLE - net of current
  maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000      12,520,000

                  Total liabilities . . . . . . . . . . . . . . . . . . . . .     22,185,000      24,137,000
                                                                               --------------  --------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . .              -               -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     327,123 and 319,563 shares issued and outstanding
     at December 31, 2001 and June 30, 2002, respectively). . . . . . . . . .              -               -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     41,442,285 and 44,245,256 shares issued and outstanding
     at December 31, 2001 and June 30, 2002, respectively). . . . . . . . . .              -               -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     56,659,000      58,319,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (61,090,000)   ( 71,672,000)
                                                                               --------------  --------------
                  Total stockholders' equity (deficit). . . . . . . . . . . .     (4,431,000)    (13,353,000)
                                                                               --------------  --------------
                  Total liabilities and stockholders' equity (deficit). . . .  $  17,754,000   $  10,784,000
                                                                               ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                                     BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                    THREE  MONTHS  ENDED         SIX  MONTHS  ENDED
                                                                         JUNE  30,                   JUNE  30,
                                                                 --------------------------  ---------------------------
                                                                     2001          2002          2001          2002
                                                                 ------------  ------------  ------------  -------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,087,000   $ 3,984,000   $ 9,210,000   $  7,994,000
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .      809,000     1,890,000     1,448,000      3,259,000
  Operating expenses. . . . . . . . . . . . . . . . . . . . . .    1,177,000     1,747,000     2,299,000      3,373,000
  Selling, general and administrative . . . . . . . . . . . . .      748,000       734,000     1,551,000      1,413,000
  Depreciation and amortization . . . . . . . . . . . . . . . .      397,000       288,000       661,000        574,000
                                                                 ------------  ------------  ------------  -------------
                                                                   3,131,000     4,659,000     5,959,000      8,619,000
                                                                 ------------  ------------  ------------  -------------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .    1,956,000      (675,000)    3,251,000       (625,000)

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . . . . . . .      531,000       905,000       508,000      1,005,000
                                                                 ------------  ------------  ------------  -------------

INCOME (LOSS) FROM CONTINUED OPERATIONS, before
income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .    1,425,000    (1,580,000)    2,743,000    (1, 630,000)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . .            -       158,000             -        173,000
                                                                 ------------  ------------  ------------  -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . . . . .    1,425,000    (1,738,000)    2,743,000     (1,803,000)

 Loss from discontinued operations net of income taxes of zero.     (449,000)   (5,422,000)   (1,000,000)    (7,187,000)
                                                                 ------------  ------------  ------------  -------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .      976,000    (7,160,000)    1,743,000     (8,990,000)

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS. . . . . . . . .      694,000       762,000     1,428,000      1,592,000
                                                                 ------------  ------------  ------------  -------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS . . . . .  $   282,000   $(7,922,000)  $   315,000   $(10,582,000)
                                                                 ============  ============  ============  =============

Basic Earnings (Loss) per Common Share:
  Continuing Operations . . . . . . . . . . . . . . . . . . . .  $      0.02   $     (0.06)  $      0.03   $      (0.08)
                                                                 ============  ============  ============  =============
  Discontinued Operations . . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.13)  $     (0.02)  $      (0.17)
                                                                 ============  ============  ============  =============
  Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $      0.01   $     (0.19)  $      0.01   $      (0.25)
                                                                 ============  ============  ============  =============

Weighted Average Common Shares Outstanding - Basic. . . . . . .   40,522,000    42,180,000    39,051,000     41,811,000
                                                                 ============  ============  ============  =============

Diluted Earnings (Loss) per Common Share:
  Continuing Operations . . . . . . . . . . . . . . . . . . . .  $      0.02   $     (0.06)  $      0.03   $      (0.08)
                                                                 ============  ============  ============  =============
  Discontinued Operations . . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.13)  $     (0.02)  $      (0.17)
                                                                 ============  ============  ============  =============
  Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $      0.01   $     (0.19)  $      0.01   $      (0.25)
                                                                 ============  ============  ============  =============

Weighted Average Common Shares Outstanding - Diluted. . . . . .   41,344,000    42,180,000    40,650,000     41,811,000
                                                                 ============  ============  ============  =============


     See accompanying notes to condensed consolidated financial statements.

                                     BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             SIX MONTHS ENDED JUNE 30, 2002
                                                       (UNAUDITED)


                                                                                                              TOTAL
                                       PREFERRED  STOCK      COMMON  STOCK     ADDITIONAL                  STOCKHOLDERS'
                                       -----------------  -------------------    PAID-IN     ACCUMULATED      EQUITY
                                        SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT      (DEFICIT)
                                       --------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, December 31, 2001 . . . . .  327,123   $     -  41,442,285  $     -  $56,659,000  $(61,090,000)  $ (4,431,000)
 Warrant discount
    Accretion . . . . . . . . . . . .        -         -           -        -       26,000       (26,000)             -
  Preferred stock
    dividends accrued . . . . . . . .   13,024         -           -        -    1,566,000    (1,566,000)             -
  Preferred stock converted to
    common. . . . . . . . . . . . . .  (20,022)        -   2,669,637        -            -             -              -
  Preferred stock cancelled . . . . .     (750)        -           -        -            -             -              -
  Preferred stock issued for
    settlements . . . . . . . . . . .      188         -           -        -       19,000             -         19,000
  Common stock issued . . . . . . . .        -         -     133,334        -       49,000             -         49,000
  Net loss. . . . . . . . . . . . . .        -         -           -        -            -    (8,990,000)    (8,990,000)
                                       --------  -------  ----------  -------  -----------  -------------  -------------
BALANCES, June 30, 2002. . . . . . .   319,563   $     -  44,245,256  $     -  $58,319,000  $(71,672,000)  $(13,353,000)
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

                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     --------------------------
                                                                         2001          2002
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,743,000   $(8,990,000)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .      661,000       574,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .      286,000             -
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . .            -        45,000
     Equity issued for services and settlements . . . . . . . . . .       54,000             -
     Loss on reserve for discontinued operations. . . . . . . . . .            -     3,495,000
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities before
        changes in operating assets and liabilities:. . . . . . . .    2,744,000    (4,876,000)

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .   (3,825,000)      234,000
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . .            -       448,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .            -       138,000
     Prepaid expenses and other current assets. . . . . . . . . . .      118,000       554,000
     Net assets/liabilities of discontinued operations. . . . . . .        2,000     1,255,000
     Deferred financing costs and other assets. . . . . . . . . . .            -       124,000
     Accounts payable and accrued liabilities . . . . . . . . . . .      503,000     1,170,000
                                                                     ------------  ------------
     Net cash used in operating activities. . . . . . . . . . . . .     (458,000)     (953,000)
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . .       (4,000)      (99,000)
     Proceeds from sale of property and equipment . . . . . . . . .        1,000        42,000
                                                                     ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . .       (3,000)      (57,000)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from pledging arrangement . . . . . . . . . . . . . .            -       969,000
                                                                     ------------  ------------
     Net cash provided by financing activities. . . . . . . . . . .            -       969,000
                                                                     ------------  ------------
     Net decrease in cash and cash equivalents. . . . . . . . . . .     (461,000)      (41,000)

CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . .    1,409,000       303,000
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . .  $   948,000   $   262,000
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $     6,000   $    21,000
     Cash paid for income taxes . . . . . . . . . . . . . . . . . .            -             -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transaction costs of convertible debt financing. . . . . . . .      101,000             -
     Common stock issued for services and settlements . . . . . . .      575,000        49,000
     Stock and warrant accretions . . . . . . . . . . . . . . . . .       27,000        26,000
     Preferred stock dividends accrued  . . . . . . . . . . . . . .    1,401,000     1,566,000

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

A.  GOING  CONCERN

     During the first half of 2002, demand for the Company's services declined as overall industry conditions weakened. In response, the Company discontinued certain of its operations resulting in a loss from discontinued operations of $7.2 million. The Company's continuing operations incurred a $1.8 million loss for the six months ended June 30, 2002. These losses further impair the Company's liquidity position and hamper the Company's capacity to pay vendors on a timely basis, obtain materials and supplies, and otherwise conduct effective or efficient operations. To date, however, the Company has not been limited in its ability to respond to critical well events.

     The Company continues to experience severe working capital constraints. As of June 30, 2002, the Company's current assets totaled approximately $6,721,000 and current liabilities were $11,617,000, resulting in a net working capital deficit of approximately $4,896,000 (compared to a beginning year working capital of $3,285,000). The Company's highly liquid current assets, represented by cash of $262,000 and receivables and restricted assets of $4,228,000 were collectively $7,127,000 less than the amount of current liabilities at June 30, 2002 (compared to a beginning year deficit of $4,452,000). The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities. During April and May 2002, the Company entered into loan participation agreements with certain parties under which it borrowed an additional $1,000,000 under the Senior Secured Loan Facility. The participation agreements have an initial maturity of 90 days, which have been extended for an additional 90 days at the Company's option.

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

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading. The unaudited consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2001, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three month and six month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods to conform to the current presentation.

C.  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS No. 142 were effective January 1, 2002. The Company adopted SFAS No. 142, on January 1, 2002 and applied this accounting method in determining the losses from operations at June 30, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset is not recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset must incorporate the entity's own assumptions about its use of the asset and must factor in all available evidence. The Company adopted SFAS No. 144, on January 1, 2002 and applied this accounting method in determining the losses from operations at June 30, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company elected early adoption for its current period disposal activities and the adoption had no significant impact on the results of operation and financial position of the Company.

D.  DISCONTINUED  OPERATIONS

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction. For the six months ended June 30, 2001, the Company recorded $300,000 of gain due to the subsequent collection of receivables that were over 90 days old at the time of the sale.

     On June 30, 2002, the Company made the decision and formalized a plan to sell the assets of its Special Services and Abasco operations. The anticipated sales proceeds will be approximately $700,000. The operations of these two companies are reflected as discontinued operations on the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. A non-cash charge of $3,495,000 is included in the condensed consolidated financial statements to write down the net assets of these operations to their estimated fair market value less cost of sale.

     The following represents a condensed detail of assets and liabilities adjusted for write downs:


                                                                              DECEMBER 31,     JUNE 30,
                                                                                  2001           2002
                                                                              -------------  ------------
                                                                                             (UNAUDITED)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,000  $      3,000
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,637,000       686,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,386,000       637,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000       200,000
  Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . .      1,599,000       416,000
  Goodwill - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,845,000             -
                                                                              -------------  ------------
                  Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   6,756,000  $  1,942,000
                                                                              =============  ============

  Short term debt and current maturities of long-term debt and notes payable  $   1,178,000  $    541,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,708,000     1,443,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,000       956,000
                                                                              -------------  ------------
                  Total liabilities. . . . . . . . . . . . . . . . . . . . .  $   3,004,000  $  2,940,000
                                                                              =============  ============


     Charges to income related to the six month period ended June 30, 2002:

Goodwill write down                                     $1,845,000
Property, plant and equipment write down to fair value     836,000
Inventory write down to fair value                          65,000
Future lease costs, net of estimated sublease proceeds     486,000
Severance costs                                            143,000
Other accruals                                             120,000
                                                        ----------
                                                         3,495,000
Six months loss from operations                          3,692,000
                                                        ----------
Total charge to discontinued operations                 $7,187,000
                                                        ==========


E.  LONG-TERM  DEBT  AND  NOTES  PAYABLE  AND  OTHER  FINANCINGS

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30 2002, respectively. Significant improvements in the Company's operating performance during the current quarter, or a modification or waiver of the ratio tests, will be required for the Company to regain compliance for the twelve months ended September 30, 2002. The Company does not have a commitment from Prudential that it will modify or waive compliance with these tests in the future.

     Prudential also agreed to modifications to the Subordinated Note Restructuring Agreement to accommodate up to $5 million in borrowings under the KBK facility and an aggregate of $6 million under the Company's existing senior credit facility or a new senior credit facility. The Company has agreed to pay Prudential a fee of $100,000 in connection with the waiver of financial covenants required with the recent participations in the existing credit facility (as discussed below and in Note I). This amount has been charged to interest expense for the six months ended June 30, 2002.

     On April 9, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation has an initial maturity of 90 days, which may be extended for an additional 90 days at the Company's option. On July 9, 2002, the Company exercised its option to extend the participation 90 days and issued an additional 100,000 shares of common stock to the participation lender.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, and issued 33,334 shares of common stock to the participation lenders at closing. The Company has amended the Senior Secured Loan Facility to reflect these additional participations in the facility. On August 2, 2002, the Company exercised its option to extend the participation 90 days and issued an additional 33,334 shares of common stock to the participation lenders.

F.  COMMITMENTS  AND  CONTINGENCIES

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

     The Company does not believe it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. However, there is no assurance that the Company will not be found liable. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001 and June 30, 2002.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs allege various causes of action, including fraud, breach of contract, breach of fiduciary duty and mismanagement relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiff's claims against all of the defendants. As to the remaining claims, the defendants have filed motions for summary judgment that have been set for oral argument on August 23, 2002. The Company intends to continue to vigorously defend against the remaining claims.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

G.  EARNINGS  PER  SHARE

     The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2002, respectively, is illustrated below:

                                                   Three  Months  Ended       Six  Months  Ended
                                                        June  30,                   June  30,
                                                 -------------------------  --------------------------
                                                    2001          2002         2001          2002
                                                 -----------  ------------  -----------  -------------
Numerator:
     For basic and diluted earnings per share-
     Net Income (Loss) Attributable to
         Common Shareholders                     $   282,000  $(7,922,000)  $   315,000  $(10,582,000)
                                                 ===========  ============  ===========  =============
Denominator:
     For basic earnings per share-
     Weighted-average shares                      40,522,000   42,180,000    39,051,000    41,811,000
Effect of dilutive securities:
     Preferred stock conversions, stock options
     and warrants                                    822,000            -     1,599,000             -
                                                 -----------  ------------  -----------  -------------
Denominator:
     For diluted earnings per share -
     Weighted-average shares and
     assumed conversions                          41,344,000   42,180,000    40,650,000    41,811,000
                                                 ===========  ============  ===========  =============

     For the three and six months ended June 30, 2002, the Company incurred a loss to common stockholders before consideration of the loss from discontinued operations. At June 30, 2002, the exercise price of the Company's stock options and stock warrants varied from $0.43 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions were made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at June 30, 2002 would include: (1) 7,660,000 common shares issuable upon exercise of stock options, (2) 35,533,000 common shares issuable upon exercise of stock purchase warrants, (3) 1,333,000 common shares issuable upon conversion of senior convertible debt, and (4) 37,354,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion. These securities were not included in the calculation of diluted earnings per share, because to do so would have been antidilutive for the periods presented.

     For the three and six months ended June 30, 2001, there were (1) 7,913,000 common shares issuable upon exercise of stock options, (2) 34,226,000 and 33,441,000, respectively, of common shares issuable upon exercise of stock purchase warrants, (3) 1,680,000 common shares issuable upon conversion of senior convertible debt, and (4) 25,508,000 common shares issuable upon conversion of convertible preferred stock that were not included in the computation of earnings per share because to do so would have been antidilutive for the periods presented.

H.  BUSINESS  SEGMENT  INFORMATION

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the discontinued operations of ITS and Baylor business operations and further redefined the segments on June 30, 2002, as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. ITS, Baylor, Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

     The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE(R) risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

     The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins.

     Information concerning operations in the two business segments for the three and six months ended June 30, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

                                     PREVENTION     RESPONSE     CONSOLIDATED
                                    ------------  ------------  --------------
Three Months Ended June 30, 2001:
  Net Operating Revenues . . . . .  $   481,000   $ 4,606,000   $   5,087,000
  Operating Income (Loss). . . . .      (75,000)    2,031,000       1,956,000
  Identifiable Operating Assets. .    3,114,000    14,640,000      17,754,000
  Capital Expenditures . . . . . .            -         2,000           2,000
  Depreciation and Amortization. .       33,000       364,000         397,000
  Interest Expense . . . . . . . .       16,000        93,000         109,000

Three Months Ended June 30, 2002:
  Net Operating Revenues . . . . .  $ 2,537,000   $ 1,447,000   $   3,984,000
  Operating Income (Loss). . . . .     (475,000)     (200,000)       (675,000)
  Identifiable Operating Assets. .    5,775,000     5,029,000      10,784,000
  Capital Expenditures . . . . . .            -        61,000          61,000
  Depreciation and Amortization. .      182,000       106,000         288,000
  Interest Expense . . . . . . . .      170,000       120,000         290,000

                                   PREVENTION     RESPONSE     CONSOLIDATED
                                  ------------  ------------  --------------
Six Months Ended June 30, 2001:
  Net Operating Revenues . . . .  $ 1,615,000   $ 7,595,000   $   9,210,000
  Operating Income . . . . . . .      251,000     3,000,000       3,251,000
  Identifiable Operating Assets.    3,114,000    14,640,000      17,754,000
  Capital Expenditures . . . . .            -         4,000           4,000
  Depreciation and Amortization.      102,000       559,000         661,000
  Interest Expense . . . . . . .       24,000       115,000         139,000

Six Months Ended June 30, 2002:
  Net Operating Revenues . . . .  $ 4,266,000   $ 3,728,000   $   7,994,000
  Operating Income (Loss). . . .     (370,000)     (255,000)       (625,000)
  Identifiable Operating Assets.    5,775,000     5,029,000      10,784,000
  Capital Expenditures . . . . .            -        99,000          99,000
  Depreciation and Amortization.      291,000       283,000         574,000
  Interest Expense . . . . . . .      143,000       169,000         312,000


     For the three month and six month periods ended June 30, 2001 the Company's revenue from foreign sources included 35% and 20% foreign sales respectively, while the three and six month periods ended June 30, 2002 included 41% and 34%, respectively.

I.  SUBSEQUENT  EVENTS

     On July 5, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation has a maturity of 90 days.

     On July 8, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation has a maturity of 90 days.

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

OVERVIEW

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the discontinuation of ITS and Baylor, and on June 30, 2002, Abasco and Special Services business operations. All of these operations are presented as a discontinued operation in the consolidated financial statements and therefore are excluded from the segment information for all periods. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results.

     Most of the Company's operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company is actively expanding its non-event service capabilities. These services primarily utilize existing personnel resources to maximize utilization with only slight increases in fixed operating costs.

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

AMERICAN  STOCK  EXCHANGE  LISTING

     The American Stock Exchange ("AMEX") by letter dated March 15, 2002, required the Company to submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. On April 15, 2002, the Company submitted a plan that included interim milestones that the Company would be required to meet to remain listed. AMEX subsequently notified the Company that its plan had been accepted; however, the Company subsequently submitted an amendment to the plan to take into account, among other things, the Company's recently announced restructuring initiatives. The Company believes its amended plan, as submitted, meets AMEX requirements but has not yet been advised by AMEX whether or not it approves of the amended plan.

     If AMEX does not accept the Company's plan or the Company fails to meet the milestones contained in the plan, AMEX has indicated that it may institute immediate delisting proceedings. Similarly, if the Company otherwise fails to achieve compliance with AMEX continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, AMEX has indicated that it may institute immediate delisting proceedings.

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

CRITICAL  ACCOUNTING  POLICIES

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to its reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company identified its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

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

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred. When the Company responds to a critical event under the WELLSURE(R) program, the Company acts as a general contractor and engages third party service providers. The Company records revenue related to general contracting services net of the cost of third party service providers.

     Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

     Income Taxes - The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company's periodic reports previously filed with the SEC.

     Information concerning operations in different business segments for the three and six months ended June 30, 2001 and 2002 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                        THREE  MONTHS  ENDED      SIX  MONTHS  ENDED
                                             JUNE  30,                 JUNE 30,
                                      ------------------------  -----------------------
                                         2001         2002         2001        2002
                                      -----------  -----------  ----------  -----------
REVENUES
  Prevention . . . . . . . . . . . .  $  481,000   $2,537,000   $1,615,000  $4,266,000
  Response . . . . . . . . . . . . .   4,606,000    1,447,000    7,595,000   3,728,000
                                      -----------  -----------  ----------  -----------
                                      $5,087,000   $3,984,000   $9,210,000  $7,994,000
                                      -----------  -----------  ----------  -----------
COST OF SALES
  Prevention . . . . . . . . . . . .  $  324,000   $1,172,000   $  469,000  $1,588,000
  Response . . . . . . . . . . . . .     485,000      718,000      979,000   1,671,000
                                      -----------  -----------  ----------  -----------
                                      $  809,000   $1,890,000   $1,448,000  $3,259,000
                                      -----------  -----------  ----------  -----------
OPERATING EXPENSES (1)
  Prevention . . . . . . . . . . . .  $  148,000   $1,197,000   $  521,000  $2,003,000
  Response . . . . . . . . . . . . .   1,029,000      550,000    1,778,000   1,370,000
                                      -----------  -----------  ----------  -----------
                                      $1,177,000   $1,747,000   $2,299,000  $3,373,000
                                      -----------  -----------  ----------  -----------
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES  (2)
  Prevention . . . . . . . . . . . .  $   51,000   $  461,000   $  272,000  $  754,000
  Response . . . . . . . . . . . . .     697,000      273,000    1,279,000     659,000
                                      -----------  -----------  ----------  -----------
                                      $  748,000   $  734,000   $1,551,000  $1,413,000
                                      -----------  -----------  ----------  -----------
DEPRECIATION AND AMORTIZATION (3)
  Prevention . . . . . . . . . . . .  $   33,000   $  182,000   $  102,000  $  291,000
  Response . . . . . . . . . . . . .     364,000      106,000      559,000     283,000
                                      -----------  -----------  ----------  -----------
                                      $  397,000   $  288,000   $  661,000  $  574,000
                                      -----------  -----------  ----------  -----------
OPERATING INCOME (LOSS)
  Prevention . . . . . . . . . . . .  $  (75,000)  $ (475,000)  $  251,000  $ (370,000)
  Response . . . . . . . . . . . . .   2,031,000     (200,000)   3,000,000    (255,000)
                                      -----------  -----------  ----------  -----------
                                      $1,956,000   $ (675,000)  $3,251,000  $ (625,000)
                                      -----------  -----------  ----------  -----------

     (1) Operating expenses have been allocated pro rata between segments based upon relative revenues.
     (2) Corporate selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.
     (3) Corporate depreciation and amortization expenses have been allocated pro rata between segments based upon relative revenues.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 WITH THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

Revenues

     Prevention revenues were $2,537,000 for the three months ended June 30, 2002, compared to $481,000 for the three months ended June 30, 2001, representing an increase of $2,056,000 (427%) in the current year. The increase was primarily the result of service fee increases associated with the WELLSURE program, increased project management work in Venezuelan operations and expanded services and equipment sales provided under the Company's Safeguard program.

     Response revenues were $1,447,000 for the three months ended June 30, 2002, compared to $4,606,000 for the three months ended June 30, 2001, a decrease of $3,159,000 (69%) in the current year. The decrease is primarily the result of a lack of emergency response services as overall industry conditions weakened. Moreover, the 2001 quarter contained two significant WELLSURE events while the Company had no major critical well events during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $1,172,000 for the three months ended June 30, 2002, compared to $324,000 for the three months ended June 30, 2001, an increase of $848,000 (262%) in the current year. The increase was due to manufacturing costs incurred from an international equipment sale under the Safeguard program.

     Response cost of sales were $718,000 for the three months ended June 30, 2002, compared to $485,000 for the three months ended June 30, 2001, an increase of $233,000 (48%) in the current year. The increase was a result of higher than usual third party costs associated with one response project during the first quarter of 2002.

Operating  Expenses

     Consolidate operating expenses were $1,747,000 for the three months ended June 30, 2002, compared to $1,177,000 for the three months ended June 30, 2001, an increase of $570,000 (48%) in the current year. This increase was primarily a result of expanding engineering staffing levels, increases in support staff for the WELLSURE program and business development costs associated with the Safeguard program. Also included were increases in operating overhead associated with higher insurance premiums, professional fees and other personnel expenses.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $734,000 for the three months ended June 30, 2002, compared to $748,000 for the three months ended June 30, 2001, a decrease of $14,000 (2%) from the prior year. These reductions were primarily a result of decreased payroll and rent requirements in the continuing operation. As previously noted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses were $288,000 for the three months ended June 30, 2002, compared to $397,000 for the three months ended June 30, 2001, a decrease of $109,000 (28%) from the prior year due to a lower asset base. As previously noted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among segments on the basis of relative revenue.

Interest Expense and Other, Including Finance Costs

     The increase in interest and other expenses of $374,000 for the three months ended June 30, 2002, as compared to the prior year period is primarily a result of legal settlements of $800,000, of which $234,000 was allocated to discontinued operations during the current period. The three months ended June 30, 2001 included $350,000 for potential claims in the ITS bankruptcy proceeding and $143,000 in financing costs related to the KBK financing that commenced during the period.

Income  Tax  Expense

     Income taxes for the three months ended June 30, 2002 are a result of taxable income in the Company's foreign operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 WITH THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

Revenues

     Prevention revenues were $4,266,000 for the six months ended June 30, 2002, compared to $1,615,000 for the six months ended June 30, 2001, representing an increase of $2,651,000 (164%) in the current year. The increase was primarily the result of service fee increases associated with the WELLSURE program, increased project management work in Venezuelan operations and expanded services and equipment sales provided under the Company's Safeguard program.

     Response revenues were $3,728,000 for the six months ended June 30, 2002, compared to $7,595,000 for the six months ended June 30, 2001, a decrease of $3,867,000 (51%) in the current year. The decrease is primarily the result of a lack of emergency response services as overall industry conditions weakened. Moreover, the 2001 period contained three significant WELLSURE events while the Company had no major critical well events during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $1,588,000 for the six months ended June 30, 2002, compared to $469,000 for the six months ended June 30, 2001, an increase of $1,119,000 (238%) in the current year. The increase was due to manufacturing costs incurred from an international equipment sale under the Safeguard program.

     Response cost of sales were $1,671,000 for the six months ended June 30, 2002, compared to $979,000 for the six months ended June 30, 2001, an increase of $692,000 (71%) in the current year. The increase was a result of higher than usual third party costs associated with one response project during the first six months of 2002.

Operating  Expenses

     Consolidate operating expenses were $3,373,000 for the six months ended June 30, 2002, compared to $2,299,000 for the six months ended June 30, 2001, an increase of $1,074,000 (47%) in the current year. This increase was primarily a result of expanding engineering staffing levels, increases in support staff for the WELLSURE program and business development costs associated with the Safeguard program. Also included were increases in operating overhead associated with higher insurance premiums, professional fees and other personnel expenses.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $1,413,000 for the six months ended June 30, 2002, compared to $1,551,000 for the six months ended June 30, 2001, a decrease of $138,000 (9%) from the prior year. These reductions were primarily a result of decreased payroll and rent requirements in the continuing operation. As previously noted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses were $574,000 for the six months ended June 30, 2002, compared to $661,000 for the six months ended June 30, 2001, a decrease of $87,000 (13%) from the prior year due to a lower asset base. As previously noted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among segments on the basis of relative revenue.

Interest  Expense  and  Other,  Including  Finance  Costs

     The increase in interest and other expenses of $497,000 for the six months ended June 30, 2002, as compared to the prior year period is primarily a result of legal settlements of $800,000, of which $234,000 was allocated to discontinued operations during the current period. The six months ended June 30, 2001 included $350,000 for potential claims in the ITS bankruptcy proceeding and $143,000 in financing costs related to the KBK financing that commenced during the period.

Income  Tax  Expense

     Income taxes for the six months ended June 30, 2002 are a result of taxable income in the Company's foreign operations.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     On June 30, 2002, the Company discontinued certain of its operations associated with downstream service activities. Demand for these services had weakened during the first half of the year and the Company incurred a loss on discontinued operations of $7.2 million. (See note D to Financial Statements.)

     The Company's continuing operations generate revenues from prevention services and response activities. Response activities are generally associated with a specific emergency or "event" whereas prevention activities are generally "non-event" related services. Event related services typically produce high operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. "Non-event" service revenues vary according to the type of services provided. Typically, well control related prevention services have operating margins that are comparable to those in the Response segment, however, equipment sales, which are also captured under the Prevention segment, may have lower operating margins. Historically, the Company has relied on event driven revenues as the primary focus of its operating activity. The
Company's strategy is to achieve a greater balance between "event" and "non-event" service activities and to attain profitability's absent significant contributions from the Response segment. While the Company has successfully improved this balance through the June 30, 2002 report, event related services are still the major source of revenues and operating income for the Company.

     The Company's event-related capabilities are primarily derived from well control events (i.e., blowouts) in the oil and gas industry. Additionally, the Company provides project management services during critical events that add additional revenue for the Response segment. However, demand for the Company's well control services is impacted by the number and size of drilling and work over projects, which fluctuate as changes in oil and gas prices affect exploration and production activities, forecasts and budgets. Despite consistent progress in generating "non-event" revenues, the Company's reliance on event driven revenues impairs the Company's ability to generate predictable operating cash flows.

     Most of the Company's operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. During periods of few critical events, resources dedicated to emergency response may be underutilized or, at times idle, while the fixed costs of operations continue to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company is actively expanding its non-event service capabilities. These services primarily utilize existing personnel resources to maximize utilization of fixed operating costs.

     Prevention services include engineering activities, well plan reviews, site audits, and rig inspections and the Company's WELLSURE(R) program, which is now providing more predictable and increasing service fee income, and the Safeguard program, which provides a full range of prevention services domestically and internationally.

     The Company's strategy also includes plans to provide other high value and high operating margin services, including snubbing operations, redrilling applications and project management services. However, proper development of these higher operating margin activities requires significantly greater capital than what is currently available to the Company. Consequently, the Company has been unable to exploit these higher margin opportunities.

     The Company will continue its efforts toward increasing its non-event services with the objective of covering all of the Company's fixed operating costs and administrative overhead from these more predictable services, offsetting the risks of unpredictable event-driven emergency response business, but maintaining the benefit of the high operating margins that such events offer. Although the Company has made significant progress towards this goal, it has been difficult to achieve because of the Company's weakened financial position and severe capital constraints.

     The Company has been unable to pay certain vendors in a timely manner. This reduced liquidity may hamper the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. To date, however, the Company has not been limited in its ability to respond to critical well events.

     On June 18, 2001, the Company entered into a facility with KBK Financial, Inc. in which it pledged certain accounts receivable for a cash advance. The facility allows the Company to pledge additional accounts receivable up to an aggregate amount of $5,000,000. In 2001, the Company paid $135,000 for loan origination fees, finder's fees and legal fees related to the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to 2% of the maximum amount of the facility. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's obligations under the facility are secured by a first lien on certain other accounts receivable of the Company. As of June 30, 2002, the Company had $1,184,000 of its accounts receivable pledged to KBK (including the receivables related to discontinued operations), representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     On April 9, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation has an initial maturity of 90 days, which has been extended for an additional 90 days at the Company's option. The Company has issued an additional 100,000 shares of common stock to the participation lender to extend the maturity.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that it issued 33,334 shares of common stock and will be required to issue an additional 33,334 shares of common stock to extend the maturity of that note for an additional 90 days. The Company has amended the Senior Secured Loan Facility to reflect these additional participations in the facility.

     The Company continues to experience severe working capital constraints. As of June 30, 2002, the Company's current assets totaled approximately $6,721,000 and current liabilities were $11,617,000, resulting in a net working capital deficit of approximately $4,896,000 (compared to a beginning year working capital of $3,285,000). The Company's highly liquid current assets, represented by cash of $262,000 and receivables and restricted assets of $4,228,000 were collectively $7,127,000 less than the amount of current liabilities at June 30, 2002 (compared to a beginning year deficit of $4,452,000). The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities.

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30, 2002, respectively. Significant improvements in the Company's operating performance during the current quarter, or a modification or waiver of the ratio tests, will be required for the Company to regain compliance for the twelve months ended September 30, 2002. The Company does not have a commitment from Prudential that it will modify or waive compliance with these tests in the future.

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

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS


                   FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------
DESCRIPTION                      2002        2003       2004       2005       2006    THEREAFTER
----------------------------  ----------  ----------  --------  ----------  --------  -----------
Long term debt and notes
payable including short term
debt (1) . . . . . . . . . .  $1,300,000  $1,000,000         -  $7,200,000         -            -
All future minimum lease
payments . . . . . . . . . .  $  517,000  $  902,000  $640,000  $  421,000  $208,000  $   208,000
                              ----------  ----------  --------  ----------  --------  -----------

Total commitments. . . . . .  $1,656,000  $1,902,000  $640,000  $7,621,000  $208,000  $   208,000
                              ==========  ==========  ========  ==========  ========  ===========

     (1) Accrued interest totaling $4,320,000 is included in the Company's 12% Senior Subordinated Note at June 30, 2002, due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through June 30, 2002, will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002, will begin on March 31, 2003, and will continue quarterly until December 30, 2005.

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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended June 30, 2001 and June 30, 2002 and the six months ended June 30, 2001 and 2002, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $11,000, $29,000, $14,000 and $31,000 respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended June 30, 2001 and 2002 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $248,000 and $242,000 at June 30, 2001 and 2002, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

     The Company does not believe it is likely that an accounting of the transactions between the parties will demonstrate there is a liability owing by the Company to the ITS Chapter 7 estate. However, there is no assurance that the Company will not be found liable. To provide security to Comerica Bank for any potential claims by the Chapter 7 trustee, the Company has pledged a $350,000 certificate of deposit in favor of Comerica Bank. This amount has been classified as a restricted asset on the balance sheet as of December 31, 2001 and June 30, 2002.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs allege various causes of action, including fraud, breach of contract, breach of fiduciary duty and mismanagement relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiff's claims against all of the defendants. As to the remaining claims, the defendants have filed motions for summary judgment that have been set for oral argument on August 23, 2002. The Company intends to continue to vigorously defend against the remaining claims.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended June 30, 2002, the Company issued an aggregate of 2,802,971 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended. Of these shares, 2,669,637 were issued upon conversion by an existing stockholder of shares of the Company's Preferred Stock. No consideration other than the surrender of shares of Preferred Stock previously owned by the stockholder was paid in connection with the conversion and, therefore, the transaction did not constitute a sale of securities for purposes of the Securities Act.

     The remaining 133,334 shares of common stock were issued to three participants in the Company's senior secured loan in connection with a loan to the Company of an aggregate of $1,000,000. The Company believes that each participant is an accredited investor and that no general solicitation occurred in connection with the loan. Accordingly, the Company is relying on the exemption contained in Section 4(2) of the Securities Act in connection with these issuances.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

Exhibit No.                                 Document
------------       --------------------------------------------------------
        3.01    -  Amended and Restated Certificate of Incorporation(1)
        3.02    -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
        3.03    -  Amended Bylaws(4)
        4.01    -  Specimen Certificate for the Registrant's Common Stock(5)
        4.02    -  Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock(6)
        4.03    -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04    -  Certificate of Designation of Series B Convertible Preferred Stock(8)
        4.05    -  Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
        4.06    -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07    -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08    -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09    -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10    -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01    -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton Company(15)


Exhibit No.                                 Document
------------       --------------------------------------------------------
       10.03    -  Executive Employment Agreement of Brian Krause(16)
       10.04    -  1997 Incentive Stock Plan(17)
       10.05    -  Outside Directors' Option Plan(18)
       10.06    -  Executive Compensation Plan(19)
       10.07    -  Halliburton Center Sublease(20)
       10.08    -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and
                   The Prudential Insurance Company of America(21)
       10.09    -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control, Inc.(22)
       10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance
                   Company of America (23)

       10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica Bank - Texas(24)
       10.12    -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica Bank - Texas(25)
       10.13    -  Executive Employment Agreement of Jerry Winchester(26)
       10.14    -  Executive Employment Agreement of Dewitt Edwards(27)
       10.15    -  Office Lease for 777 Post Oak(28)
       10.16    -  Open
       10.17    -  Open
       10.18    -  Third Amendment to Loan Agreement dated April 21, 2000 (29)
       10.19    -  Fourth Amendment to Loan Agreement dated May 31, 2000(30)
       10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(31)
       10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(32)
       10.22    -  Seventh Amendment to Loan Agreement dated December 29,2000(33)
       10.23    -  Subordinated Note Restructuring Agreement with The Prudential Insurance Company of
                   America dated December 28, 2000 (34)
       10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                   Energy Services, Inc. (35)
       10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (36)
       10.28    -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(37)
       10.29    -  KBK Financial, Inc. Account Transfer and Purchase Agreement(38)
       10.30    -  2000 Long Term Incentive Plan(39)
       21.01    -  List of subsidiaries(40)
      *99.01    -  Certification by Chief Executive Officer
      *99.02    -  Certification  by Principal Financial and Accounting Officer

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

(12) Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.

(13) Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.

(14) Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.

(15) Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.

(16) Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.

(17) Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.

(18) Incorporated herein by reference to exhibit 10.05 of Form 10-Q filed May 14, 2002.

(19) Incorporated herein by reference to exhibit 10.06 of Form 10-Q filed May 14, 2002.

(21) Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.

(22) Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.

(23) Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.

(24) Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 17, 1998.

(25) Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 17, 1998.

(26) Incorporated herein by reference to exhibit 10.29 of Form 10-K filed April 15, 1999.

(27) Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.

(28) Incorporated herein by reference to exhibit 10.31 of Form 10-K filed April 15, 1999.

(29) Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.

(30) Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.

(31) Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.

(32) Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.

(33) Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.

(34) Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.

(35) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.


(36) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(37) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.

(38) Incorporated herein by reference to exhibit 10.29 of Form 10-Q filed August 13, 2001.

(39) Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.

(40) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2002.

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

                                    BOOTS & COOTS INTERNATIONAL WELL
                                    CONTROL,  INC.

                                    By:      /s/ Jerry Winchester
                                       ----------------------------------
                                                 Jerry Winchester
                                            (Chief Executive Officer)

                                    By:      /s/ Kendal Glades
                                       -----------------------------------
                                                 Kendal Glades
                                    (Principal Financial and Accounting Officer)

Date:  August 19, 2002