Form 10-Q
period 2002-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2002-11-14
CIK 833845

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANTGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 12, 2002, was 44,862,057.


================================================================================

                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 TABLE OF CONTENTS

                                      PART I
                               FINANCIAL INFORMATION
                                    (UNAUDITED)


                                                                             PAGE
Item 1.  Financial Information
         Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . 3
         Condensed Consolidated Statements of Operations . . . . . . . . . . 4
         Condensed Consolidated Statement of Stockholders' Equity (Deficit). 5
         Condensed Consolidated Statements of Cash Flows . . . . . . . . . . 6
         Notes to Condensed Consolidated Financial Statements. . . . . . . . 7-13
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 13-21
Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . . . . 21
Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 21

                                      PART II
                                 OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . 22
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 22
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . . . . . 23
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 23
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 23-26
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    2001            2002
                                                                               --------------  ---------------
                                                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $     303,000   $      127,000
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,557,000        2,801,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,353,000           88,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        138,000                -
  Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .      6,756,000          456,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        843,000          654,000
                                                                               --------------  ---------------
                  Total current assets. . . . . . . . . . . . . . . . . . . .     12,950,000        4,126,000
                                                                               --------------  ---------------

PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . . . . . . . . . .      4,613,000        3,736,000

OTHER ASSETS:
  Deposits and other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        191,000           67,000
                                                                               --------------  ---------------
                  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $  17,754,000   $    7,929,000
                                                                               ==============  ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $   1,025,000   $   14,515,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,155,000        2,468,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,481,000        1,494,000
  Liabilities of discontinued operations. . . . . . . . . . . . . . . . . . .      3,004,000        1,427,000
                                                                               --------------  ---------------
                  Total current liabilities . . . . . . . . . . . . . . . . .      9,665,000       19,904,000
                                                                               --------------  ---------------

LONG-TERM DEBT AND NOTES PAYABLE - net of current
  Maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,520,000                -

                  Total liabilities . . . . . . . . . . . . . . . . . . . . .     22,185,000       19,904,000
                                                                               --------------  ---------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . .              -                -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized, 327,123 and 318,413 shares issued and outstanding at December 31, 2001
   and September 30, 2002, respectively). . . . . . . . . . . . . . . . . . .              -                -
  Common stock ($.00001 par, 125,000,000 shares authorized
    41,442,285 and 44,817,790 shares issued and outstanding at
    December 31, 2001 and September 30, 2002, respectively) . . . . . . . . .              -                -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     56,659,000       59,072,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ( 61,090,000)     (71,047,000)
                                                                               --------------  ---------------
                  Total stockholders' equity (deficit). . . . . . . . . . . .     (4,431,000)     (11,975,000)
                                                                               --------------  ---------------
                  Total liabilities and stockholders' equity (deficit). . . .  $  17,754,000   $    7,929,000
                                                                               ==============  ===============

                    See accompanying notes to condensed consolidated financial statements.

                                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                         --------------------------  --------------------------
                                                                             2001          2002          2001          2002
                                                                         ------------  ------------  ------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,507,000   $ 3,464,000   $13,717,000   $11,458,000
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .      884,000     1,502,000     2,332,000     4,761,000
  Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    1,584,000     1,108,000     3,883,000     4,481,000
  Selling, general and administrative . . . . . . . . . . . . . . . . .      923,000       613,000     2,474,000     2,026,000
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      351,000       315,000     1,012,000       889,000
                                                                         ------------  ------------  ------------  ------------
                                                                           3,742,000     3,538,000     9,701,000    12,157,000
                                                                         ------------  ------------  ------------  ------------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .      765,000       (74,000)    4,016,000      (699,000)

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . . . . . . . . . . .      481,000    (1,132,000)      989,000      (127,000)
                                                                         ------------  ------------  ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS, before
income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      284,000     1,058,000     3,027,000      (572,000)

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . . . . . .            -       170,000             -       343,000
                                                                         ------------  ------------  ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . .      284,000       888,000     3,027,000      (915,000)
Income (loss) from discontinued operations net of income taxes of
zero. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (167,000)      497,000    (1,167,000)   (6,690,000)
                                                                         ------------  ------------  ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,000     1,385,000     1,860,000    (7,605,000)

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS. . . . . . . . . . . . .      701,000       760,000     2,129,000     2,352,000
                                                                         ------------  ------------  ------------  ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS . . . . . . . . .  $  (584,000)  $   625,000   $  (269,000)  $(9,957,000)
                                                                         ============  ============  ============  ============

Basic Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $      0.00   $      0.02   $     (0.07)
                                                                         ============  ============  ============  ============
   Discontinued Operations. . . . . . . . . . . . . . . . . . . . . . .  $     (0.00)  $      0.01   $     (0.03)  $     (0.16)
                                                                         ============  ============  ============  ============
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $      0.01   $     (0.01)  $     (0.23)
                                                                         ============  ============  ============  ============

Weighted Average Common Shares Outstanding - Basic. . . . . . . . . . .   40,931,000    44,759,000    39,685,000    42,806,000
                                                                         ============  ============  ============  ============

Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $      0.00   $      0.02   $     (0.07)
                                                                         ============  ============  ============  ============
   Discontinued Operations. . . . . . . . . . . . . . . . . . . . . . .  $     (0.00)  $      0.01   $     (0.03)  $     (0.16)
                                                                         ============  ============  ============  ============
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $      0.01   $     (0.01)  $     (0.23)
                                                                         ============  ============  ============  ============

Weighted Average Common Shares Outstanding - Diluted. . . . . . . . . .   40,931,000    45,715,000    39,685,000    42,806,000
                                                                         ============  ============  ============  ============

                             See accompanying notes to condensed consolidated financial statements.

                                     BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                      (UNAUDITED)


                                                                                                             TOTAL
                                  PREFERRED STOCK         COMMON STOCK      ADDITIONAL                   STOCKHOLDERS'
                                -------------------  --------------------    PAID-IN      ACCUMULATED       EQUITY
                                 SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT        (DEFICIT)
                                --------  ---------  ----------  --------  ------------  -------------  ---------------
BALANCES, December 31, 2001     327,123   $       -  41,442,285  $      -  $56,659,000   $(61,090,000)  $   (4,431,000)
 Warrant discount
     accretion . . . . . . . .        -           -           -         -       39,000        (39,000)               -
  Preferred stock
    dividends accrued. . . . .   13,238           -           -         -    2,313,000     (2,313,000)               -
  Preferred stock converted to
    common . . . . . . . . . .  (21,221)          -   2,828,837         -            -              -                -
  Preferred stock cancelled. .     (915)          -           -         -      (75,000)             -          (75,000)
  Preferred stock issued for
    settlements. . . . . . . .      188           -           -         -       19,000              -           19,000
  Common stock issued for debt        -           -     546,668         -      117,000              -          117,000
  Net loss          .                 -           -           -         -            -     (7,605,000)      (7,605,000)
                                --------  ---------  ----------  --------  ------------  -------------  ---------------
BALANCES, September 30, 2002    318,413   $       -  44,817,790  $      -  $59,072,000   $(71,047,000)  $  (11,975,000)
                                ========  =========  ==========  ========  ============  =============  ===============

                         See accompanying notes to condensed consolidated financial statements.

                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                         2001          2002
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,860,000   $(7,605,000)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .    1,012,000       889,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .            -       103,000
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . .            -        58,000
     Equity issued (or retired) for services and settlements. . . .       54,000        42,000
     Loss on reserve for discontinued operations. . . . . . . . . .            -     2,954,000
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities before
        changes in operating assets and liabilities:. . . . . . . .    2,926,000    (3,559,000)

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,608,000)      653,000
     Restricted assets. . . . . . . . . . . . . . . . . . . . . . .     (449,000)    1,265,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .            -       138,000
     Prepaid expenses and other current assets. . . . . . . . . . .     (410,000)      189,000
     Net assets/liabilities of discontinued operations. . . . . . .     (492,000)    1,753,000
     Deferred financing costs and other assets. . . . . . . . . . .      (67,000)      124,000
     Accounts payable and accrued liabilities . . . . . . . . . . .     (868,000)   (1,655,000)
                                                                     ------------  ------------
     Net cash used in operating activities. . . . . . . . . . . . .     (968,000)   (1,092,000)
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . .            -       (98,000)
     Proceeds from sale of property and equipment . . . . . . . . .            -        44,000
                                                                     ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . .            -       (54,000)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short term senior financing. . . . . . . . . . .            -     1,300,000
     Proceeds (payments) (to) from pledging arrangement . . . . . .       84,000      (330,000)
                                                                     ------------  ------------
     Net cash provided by financing activities. . . . . . . . . . .       84,000       970,000
                                                                     ------------  ------------
     Net decrease in cash and cash equivalents. . . . . . . . . . .     (884,000)     (176,000)

CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . .    1,409,000       303,000
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . .  $   525,000   $   127,000
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest. . . . . . . . . . . . . . . . . . . .  $    13,000   $    21,000
      Cash paid for income taxes. . . . . . . . . . . . . . . . . .            -       123,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transaction costs of convertible debt financing . . . . . . .     (101,000)            -
      Common stock issued for services and settlements. . . . . . .      575,000        49,000
      Stock and warrant accretions. . . . . . . . . . . . . . . . .       40,000        39,000
      Preferred stock dividends accrued . . . . . . . . . . . . . .    2,089,000     2,313,000

             See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

A.  GOING  CONCERN

     During the nine months of 2002, demand for the Company's services declined as mounting losses and shortages of working capital restricted the Company's ability to compete in a difficult and competitive marketplace. As a result, the Company discontinued certain of its operations resulting in a loss from discontinued operations of $6.7 million. The Company's continuing operations incurred a $0.9 million loss for the nine months ended September 30, 2002. The combined losses have materially impaired the Company's liquidity position and hamper the Company's capacity to pay vendors on a timely basis, obtain materials and supplies, and otherwise conduct effective or efficient operations.

     The Company continues to experience severe working capital constraints. As of September 30, 2002, the Company's current assets totaled approximately $4,126,000 and current liabilities were $19,904,000, resulting in a net working capital deficit of approximately $15,778,000 (compared to a beginning year working capital of $3,285,000). The Company's highly liquid current assets, represented by cash of $127,000 and receivables and restricted assets of $2,889,000 were collectively $16,888,000 less than the amount of current liabilities at September 30, 2002 (compared to a beginning year deficit of $4,452,000). The Company is actively exploring new sources of financing, including the establishment of new credit facilities and the issuance of debt and/or equity securities, but does not have any current commitments. During the second quarter of 2002, the Company entered into loan participation agreements with certain parties under which it borrowed an additional $1,300,000 under its existing senior secured loan facility. The participation agreements had an initial maturity of 90 days, which, in certain cases, the Company was able to extend for an additional 90 days. As of October 25, 2002, all of the loan participations, including those that were extended, had matured. As of November 12, 2002, none of the loan participations had been repaid nor has the Company received formal demand for payment from any of the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America ("Prudential") contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than
2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30, 2002, respectively. As of September 30, 2002, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of November 12, 2002, the Company had not received a written notice of default from Prudential.

     The Company does not have sufficient funds to meet its immediate obligations. The Company is in default under its senior and subordinated credit facilities and is unable to pay its debts as they come due. The Company is actively exploring its options, including filing for bankruptcy protection and including methods to restructure outside of filing for bankruptcy protection, by obtaining funds to refinance its senior debt, restructuring its subordinated debt, negotiating discounts on its nonessential trade debt and converting its dividend bearing preferred stock to common equity, however, at this time the Company does not have any commitments for new financing nor has it obtained commitments from any party to restructure its existing obligations.

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

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the consolidated financial statements not be misleading. The unaudited consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2001, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three month and nine month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods to conform to the current presentation.

C.  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributable to acquisitions prior to July 1, 2001, the amortization provisions of SFAS No. 142 were effective January 1, 2002. The Company adopted SFAS No. 142, on January 1, 2002 and applied this accounting method in determining the losses from operations for the nine months ended September 30, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset is not recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset must incorporate the entity's own assumptions about its use of the asset and must factor in all available evidence. The Company adopted SFAS No. 144, on January 1, 2002 and applied this accounting method in determining the losses from operations for the nine months ended September 30, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company elected early adoption for its current period disposal activities.

D.  DISCONTINUED  OPERATIONS

     On September 28, 2000, the Company announced that it closed the sale of the assets of the Baylor Company and its subsidiaries to National Oilwell, Inc. The proceeds from the sale were approximately $29,000,000 in cash. Comerica Bank-Texas, the Company's primary senior secured lender at the time, was paid in full as a component of the transaction. For the nine months ended September 30, 2001, the Company recorded $300,000 of gain due to the subsequent collection of receivables that were over 90 days old at the time of the sale and which the Company had retained rights to the proceeds.

     On June 30, 2002, the Company made the decision and formalized a plan to sell the assets of its Special Services and Abasco operations. The sales proceeds were approximately $1,041,000. The operations of these two companies are reflected as discontinued operations on the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. A non-cash charge of $2,954,000 is included in the condensed consolidated financial statements to write down the net assets of these operations to their estimated fair market value less cost of sale.

     The following represents a condensed detail of assets and liabilities adjusted for write downs:

                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                  2001            2002
                                                                              -------------  ---------------
                                                                                               (UNAUDITED)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,000  $
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,637,000          329,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,386,000          127,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000                -
  Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . .      1,599,000                -
  Goodwill - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,845,000                -
                                                                              -------------  ---------------
                  Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   6,756,000  $       456,000
                                                                              =============  ===============

  Short term debt and current maturities of long-term debt and notes payable  $   1,178,000  $       108,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,708,000          915,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,000          404,000
                                                                              -------------  ---------------
                  Total liabilities. . . . . . . . . . . . . . . . . . . . .  $   3,004,000  $     1,427,000
                                                                              =============  ===============

Charges to income related to the nine month period ended September 30, 2002:
                Goodwill write down                                                     $ 1,845,000
                Property, plant and equipment write down to fair value                      495,000
                Inventory write down to fair value                                           65,000
                Future lease costs, net of estimated sublease proceeds                      407,000
                Severance costs                                                              82,000
                Other accruals                                                               60,000
                                                                                        ------------
                                                                                          2,954,000
                Nine months loss from operations                                          3,736,000
                                                                                        ------------
                Total charge to discontinued operations                                 $ 6,690,000
                                                                                        ============

Reconciliation of change in net asset value of discontinued operations:
                Balance of net asset (liability) of discontinued
                  operations at December 31, 2001                                       $ 3,752,000
                Total charge to discontinued operations                                  (6,690,000)
                Intercompany transfers                                                    1,967,000
                                                                                        ------------
                Balance of net liability of discontinued operations
                  at September 30, 2002                                                 $  (971,000)
                                                                                        ============

E.  LONG-TERM  DEBT  AND  NOTES  PAYABLE  AND  OTHER  FINANCINGS

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30 2002, respectively. As of September 30, 2002, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of November 12, 2002, the Company had not received a written notice of default from Prudential.

     During the second quarter, Prudential agreed to modifications to the Subordinated Note Restructuring Agreement to accommodate up to $5 million in borrowings under the KBK facility and an aggregate of $6 million under the Company's existing senior credit facility or a new senior credit facility. The Company had agreed to pay Prudential a fee of $100,000 in connection with the waiver of financial covenants required with the recent participations in the existing credit facility (as discussed below and in Note I). This amount was charged to interest expense for the nine months ended September 30, 2002. As of November 12, 2002, the Company had not paid the Prudential fee of $100,000, which was due May 15, 2002.

     On April 9, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participation lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of November 12, 2002, the loan has not been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 29, 2002, the loan matured. As of November 12, 2002, the loan has not been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of November 12, 2002, the loan has not been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

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

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserted that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. In September 2002, a settlement agreement was reached between the parties and the Trustee withdrew all claims for avoidable transfers.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs allege various causes of action, including fraud, breach of contract, breach of fiduciary duty and mismanagement relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiff's claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants motions for summary judgment. As of November 12, 2002, the Company had paid the first of the four installments due on the partial settlement, but was in default in respect to the remaining payments. As a result of the default, the lawsuit was reinstated by the plaintiffs. The case has been put on the January 20, 2003, trial docket.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company believes it is not likely that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position, however, given the Company's inability to pay its current obligations, any liabilities resulting from such proceedings might have a material adverse effect.

G.  EARNINGS  PER  SHARE

     The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2002, respectively, is illustrated below:

                                                     Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 -------------------------  --------------------------
                                                     2001         2002          2001          2002
                                                 ------------  -----------  ------------  ------------
Numerator:
     For basic and diluted earnings per share-
     Net Income (Loss) Attributable to
         Common Shareholders                     $  (584,000)  $   625,000  $  (269,000)  $(9,957,000)
                                                 ============  ===========  ============  ============
Denominator:
     For basic earnings per share-
     Weighted-average shares                      40,931,000    44,759,000   39,685,000    42,806,000
Effect of dilutive securities:
     Preferred stock conversions, stock options
     and warrants                                          -       956,000            -             -
                                                 ------------  -----------  ------------  ------------
Denominator:
     For diluted earnings per share -
     Weighted-average shares and
     assumed conversions                          40,931,000    45,715,000   39,685,000    42,806,000
                                                 ============  ===========  ============  ============

     For the nine months ended September 30, 2002, the Company incurred a loss to common stockholders before consideration of the loss from discontinued operations. At September 30, 2002, the exercise price of the Company's stock options and stock warrants varied from $0.43 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions were made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at September 30, 2002 would include approximately: (1) 7,660,000 common shares issuable upon exercise of stock options, (2) 35,533,000 common shares issuable upon exercise of stock purchase warrants, (3) 1,333,000 common shares issuable upon conversion of senior convertible debt, and (4) 37,210,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion. Certain securities were not included in the calculation of diluted earnings per share, because to do so would have been antidilutive for the periods presented.

     For the three and nine months ended September 30, 2001, there were approximately (1) 7,813,000 common shares issuable upon exercise of stock options, (2) 35,463,000 of common shares issuable upon exercise of stock purchase warrants, (3) 1,400,000 common shares issuable upon conversion of senior convertible debt, and (4) 41,333,000 common shares issuable upon conversion of convertible preferred stock that were not included in the computation of earnings per share because to do so would have been antidilutive for the periods presented.

H.  BUSINESS  SEGMENT  INFORMATION

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the discontinued operations of ITS and Baylor business operations and further redefined the segments during the second quarter of 2002, as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. ITS, Baylor, Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

     Information concerning operations in the two business segments for the three and nine months ended September 30, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

                                          PREVENTION     RESPONSE     CONSOLIDATED
                                          -----------  ------------  --------------
Three Months Ended September 30, 2001:
  Net Operating Revenues . . . . . . . .  $ 1,868,000  $ 2,639,000   $   4,507,000
  Operating Income . . . . . . . . . . .      184,000      581,000         765,000
  Identifiable Operating Assets. . . . .    4,160,000   12,219,000      16,379,000
  Capital Expenditures . . . . . . . . .            -            -               -
  Depreciation and Amortization. . . . .      130,000      221,000         351,000
  Interest Expense . . . . . . . . . . .       55,000      121,000         176,000

Three Months Ended September 30, 2002:
  Net Operating Revenues . . . . . . . .  $ 1,643,000  $ 1,821,000   $   3,464,000
  Operating Income (Loss). . . . . . . .      145,000     (219,000)        (74,000)
  Identifiable Operating Assets. . . . .    4,091,000    3,838,000       7,929,000
  Capital Expenditures . . . . . . . . .            -            -               -
  Depreciation and Amortization. . . . .      138,000      177,000         315,000
  Interest Expense . . . . . . . . . . .      116,000      125,000         241,000


                                         PREVENTION     RESPONSE     CONSOLIDATED
                                        ------------  ------------  --------------
Nine Months Ended September 30, 2001:
  Net Operating Revenues . . . . . . .  $ 3,483,000   $10,234,000   $  13,717,000
  Operating Income . . . . . . . . . .      435,000     3,581,000       4,016,000
  Identifiable Operating Assets. . . .    4,160,000    12,219,000      16,379,000
  Capital Expenditures . . . . . . . .            -             -               -
  Depreciation and Amortization. . . .      232,000       780,000       1,012,000
  Interest Expense . . . . . . . . . .       80,000       236,000         316,000

Nine Months Ended September 30, 2002:
  Net Operating Revenues . . . . . . .  $ 5,909,000   $ 5,549,000   $  11,458,000
  Operating Income (Loss). . . . . . .     (225,000)     (474,000)       (699,000)
  Identifiable Operating Assets. . . .    4,091,000     3,838,000       7,929,000
  Capital Expenditures . . . . . . . .            -        98,000          98,000
  Depreciation and Amortization. . . .      429,000       460,000         889,000
  Interest Expense . . . . . . . . . .      349,000       328,000         677,000

     For the three month and nine month periods ended September 30, 2001 and 2002, the Company's revenue from foreign sources included 54% and 42% foreign sales respectively, while the three and nine month periods ended September 30,
2002  included   21%  and  30  %,  respectively.

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

SEGMENT  OVERVIEW

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the discontinuation of ITS and Baylor's operations, as well as on June 30, 2002, for the Abasco and Special Services business operations. All of these operations are presented as discontinued operations in the consolidated financial statements and therefore are excluded from the segment information for all periods. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Business segment operating data from continuing operations is presented for purposes of discussion and analysis of operating results.

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

OPERATING  OVERVIEW

     On June 30, 2002, the Company discontinued certain of its operations associated with downstream service activities. Demand for these services had weakened during the first half of the year and the Company incurred a loss on discontinued operations of $6.7 million. (See note D to Financial Statements.)

     The Company's continuing operations generate revenues from prevention services and response activities. Response activities are generally associated with a specific emergency or "event" whereas prevention activities are generally "non-event" related services. Event related services typically produce high operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. "Non-event" service revenues vary according to the type of services provided. Typically, well control related prevention services have operating margins that are comparable to those in the Response segment, however, equipment sales, which are also captured under the Prevention segment, may have lower operating margins. Historically, the Company has relied on event driven revenues as the primary focus of its operating activity. The
Company's strategy is to achieve a greater balance between "event" and "non-event" service activities and to attain profitability absent significant contributions from the Response segment. While the Company has successfully improved this balance in the current year, event related services are still the major source of revenues and operating income for the Company.

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

     Most of the Company's operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. During periods of few critical events, resources dedicated to emergency response may be underutilized or, at times idle, while the fixed costs of operations continue to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company has actively expanded its non-event service capabilities. These services primarily utilize existing personnel resources to maximize utilization of fixed operating costs.

     Non-event services include engineering activities, well plan reviews, site audits, rig inspections, the Company's WELLSURE(R) program, which is now providing more predictable and increasing service fee income, and the Safeguard program, which provides a full range of prevention services domestically and internationally.

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

     The Company continues to focus its efforts on increasing its non-event services with the objective of covering all of the Company's fixed operating costs and administrative overhead from these more predictable services, offsetting the risks of unpredictable event-driven emergency response business, but maintaining the benefit of the high operating margins that such events offer. Although the Company has made significant progress towards this goal, it has to date been unable to achieve it because of the Company's weakened financial position and severe capital constraints.

AMERICAN  STOCK  EXCHANGE  LISTING

     The American Stock Exchange ("AMEX") by letter dated March 15, 2002, required the Company to submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. On April 15, 2002, the Company submitted a plan that included interim milestones that the Company would be required to meet to remain listed. AMEX subsequently notified the Company that its plan had been accepted; however, on June 28, 2002, the Company submitted an amendment to the plan to take into account, among other things, certain restructuring initiatives that the Company had undertaken. The Company has not been advised by AMEX whether or not it approved the June 28, 2002, amended plan. Since submitting the amended plan, the Company has been actively pursuing alternatives that would allow it to fulfill the objectives outline in the amended plan. As of November 12, 2002, the Company has not met the interim milestones that were required for completion on September 30, 2002 or those that were required for completion on October 30, 2002. The Company does not, at this time, have any prospects or commitments for new financing or the restructuring of its existing obligations that, if successfully completed, would result in compliance with AMEX's continued listing standards by December 31, 2002. Accordingly, management does not believe it is likely that the Company will meet the AMEX's continued listing standards by December 31, 2002.

     AMEX has indicated that it may institute immediate delisting proceedings if it does not accept the Company's plan or if the Company fails to meet the milestones contained in the plan. Similarly, if the Company otherwise fails to achieve compliance with AMEX continued listing standards by December 31, 2002, as reflected in its audited financial statements for the year then ended, AMEX has indicated that it may institute immediate delisting proceedings. As of November 12, the Company has not been advised by AMEX of any immediate delisting procedures.

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

     Information concerning operations in different business segments for the three and nine months ended September 30, 2001 and 2002 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   -----------------------  -------------------------
                                                      2001        2002         2001          2002
                                                   ----------  -----------  -----------  ------------
REVENUES
  Prevention. . . . . . . . . . . . . . . . . . .  $1,868,000  $1,643,000   $ 3,483,000  $ 5,909,000
  Response. . . . . . . . . . . . . . . . . . . .   2,639,000   1,821,000    10,234,000    5,549,000
                                                   ----------  -----------  -----------  ------------
                                                   $4,507,000  $3,464,000   $13,717,000  $11,458,000
                                                   ----------  -----------  -----------  ------------
COST OF SALES
  Prevention. . . . . . . . . . . . . . . . . . .  $  457,000  $  440,000   $   926,000  $ 2,028,000
  Response. . . . . . . . . . . . . . . . . . . .     427,000   1,062,000     1,406,000    2,733,000
                                                   ----------  -----------  -----------  ------------
                                                   $  884,000  $1,502,000   $ 2,332,000  $ 4,761,000
                                                   ----------  -----------  -----------  ------------
OPERATING EXPENSES
  Prevention. . . . . . . . . . . . . . . . . . .  $  740,000  $  629,000   $ 1,261,000  $ 2,632,000
  Response. . . . . . . . . . . . . . . . . . . .     844,000     479,000     2,622,000    1,849,000
                                                   ----------  -----------  -----------  ------------
                                                   $1,584,000  $1,108,000   $ 3,883,000  $ 4,481,000
                                                   ----------  -----------  -----------  ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  (2)
  Prevention. . . . . . . . . . . . . . . . . . .  $  356,000  $  291,000   $   628,000  $ 1,045,000
  Response. . . . . . . . . . . . . . . . . . . .     567,000     322,000     1,846,000      981,000
                                                   ----------  -----------  -----------  ------------
                                                   $  923,000  $  613,000   $ 2,474,000  $ 2,026,000
                                                   ----------  -----------  -----------  ------------
DEPRECIATION AND AMORTIZATION (3)
  Prevention. . . . . . . . . . . . . . . . . . .  $  130,000  $  138,000   $   232,000  $   429,000
  Response. . . . . . . . . . . . . . . . . . . .     221,000     177,000       780,000      460,000
                                                   ----------  -----------  -----------  ------------
                                                   $  351,000  $  315,000   $ 1,012,000  $   889,000
                                                   ----------  -----------  -----------  ------------
OPERATING INCOME (LOSS)
  Prevention. . . . . . . . . . . . . . . . . . .  $  185,000  $  145,000   $   436,000  $  (225,000)
  Response. . . . . . . . . . . . . . . . . . . .     580,000    (219,000)    3,580,000     (474,000)
                                                   ----------  -----------  -----------  ------------
                                                   $  765,000  $  (74,000)  $ 4,016,000  $  (699,000)
                                                   ----------  -----------  -----------  ------------

     (1) Operating expenses have been allocated pro rata between segments based upon relative revenues.

     (2) Corporate selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

     (3) Corporate depreciation and amortization expenses have been allocated pro rata between segments based upon relative revenues.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

Revenues

     Prevention revenues were $1,643,000 for the three months ended September 30, 2002, compared to $1,868,000 for the three months ended September 30, 2001, representing a decrease of $225,000 (12.0%) in the current year. The decrease was primarily the result of lower activity level in the Venezuelan Safeguard operation as compared to an unusually high level of activity in the prior year's quarter.

     Response revenues were $1,821,000 for the three months ended September 30, 2002, compared to $2,639,000 for the three months ended September 30, 2001, a decrease of $818,000 (31.0%) in the current year. The decrease is primarily the result of a lack of emergency response services as overall industry conditions weakened. Moreover, the 2001 quarter contained two significant critical events while the Company had one critical well event during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $440,000 for the three months ended September 30, 2002, compared to $457,000 for the three months ended September 30, 2001, a decrease of $17,000 (3.8%) in the current quarter. The decrease was a result of lower costs related to lower activity level in the Venezuelan Safeguard operation as discussed above.

     Response cost of sales were $1,062,000 for the three months ended September 30, 2002, compared to $427,000 for the three months ended September 30, 2001, an increase of $635,000 (148.9%) in the current year. The increase was a result of higher than usual third party costs under the Company's previously described lead contracting roll associated with one Response project during the third quarter of 2002.

Operating  Expenses

     Consolidated operating expenses were $1,108,000 for the three months ended September 30, 2002, compared to $1,584,000 for the three months ended September 30, 2001, a decrease of $476,000 (30.0%) in the current year. This decrease was primarily a result of decreased payroll related expenses as a result of decreased activity.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $613,000 for the three months ended September 30, 2002, compared to $923,000 for the three months ended September 30, 2001, a decrease of $310,000 (33.6%) from the prior year. These reductions were primarily a result of decreased payroll and rent requirements in the Company's continuing operations as well as a result of the reorganization plan initiated during the second quarter of 2002. As previously noted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses were $315,000 for the three months ended September 30, 2002, compared to $351,000 for the three months ended September 30, 2001, a decrease of $36,000 (10.2%) from the prior year due to a lower tangible and intangible asset base in continuing operations. As previously noted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among segments on the basis of relative revenue.

Interest  Expense  and  Other,  Including  Finance  Costs

     The decrease in interest and other expenses (income) of $1,613,000 for the three months ended September 30, 2002, as compared to the prior year period is primarily a result of non-cash benefits of $1,373,000 related to favorable legal settlements that allowed the Company to reduce its expense provisions, of which $1,073,000 is related to the ITS settlement as discussed above.

Income  Tax  Expense

     Income taxes for the three months ended September 30, 2002 are a result of taxable income in the Company's foreign operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

Revenues

     Prevention revenues were $5,909,000 for the nine months ended September 30, 2002, compared to $3,483,000 for the nine months ended September 30, 2001, representing an increase of $2,426,000 (69.7%) in the current year. The increase was primarily the result of service fee increases associated with the WELLSURE(R) program and expanded services and equipment sales provided under the Company's Safeguard program slightly offset by a decrease in domestic prevention activities.

     Response revenues were $5,549,000 for the nine months ended September 30, 2002, compared to $10,234,000 for the nine months ended September 30, 2001, a decrease of $4,685,000 (45.8%) in the current year. The decrease is primarily the result of a decrease of emergency response services as overall industry conditions weakened. Moreover, the 2001 period contained five significant WELLSURE(R) events while the Company only had two critical well events during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $2,028,000 for the nine months ended September 30, 2002, compared to $926,000 for the nine months ended September 30, 2001, an increase of $1,102,000 (118.9%) in the current year. The increase was primarily due to manufacturing costs incurred from an international equipment sale under the Safeguard program.

     Response cost of sales were $2,733,000 for the nine months ended September 30, 2002, compared to $1,406,000 for the nine months ended September 30, 2001, an increase of $1,327,000 (94.4%) in the current year. The increase was a result of higher than usual third party costs under the Company's previously described lead contracting roll associated with two Response projects during the first nine months of 2002.


Operating  Expenses

     Consolidated operating expenses were $4,481,000 for the nine months ended September 30, 2002, compared to $3,883,000 for the nine months ended September 30, 2001, an increase of $598,000 (15.4%) in the current year. This increase was primarily a result of expanding engineering staffing levels, increases in support staff for the WELLSURE(R) program and business development costs associated with the Safeguard program. Also included were increases in operating overhead associated with higher insurance premiums, professional fees and other personnel expenses.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $2,026,000 for the nine months ended September 30, 2002, compared to $2,474,000 for the nine months ended September 30, 2001, a decrease of $448,000 (18.1%) from the prior year. These reductions were primarily a result of decreased payroll and rent requirements in the continuing operations as a result of the reorganization plan initiated during the second quarter of 2002. As previously noted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses were $889,000 for the nine months ended September 30, 2002, compared to $1,012,000 for the nine months ended September 30, 2001, a decrease of $123,000 (12.2%) from the prior year due to a lower asset base. As previously noted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among segments on the basis of relative revenue.

Interest Expense and Other, Including Finance Costs

     The decrease in interest and other expenses of $1,116,000 for the nine months ended September 30, 2002, as compared to the prior year period is primarily a result of non-cash benefits of $1,073,000 related to favorable legal settlements that allowed the Company to reduce its expense provisions related to the ITS settlement as discussed above. The nine months ended September 30, 2001 included $350,000 for potential claims in the ITS bankruptcy proceeding, which has been settled for $286,000 during the current period, and $143,000 in financing costs related to the KBK financing that commenced during the period.

Income  Tax  Expense

     Income taxes for the nine months ended September 30, 2002 are a result of taxable income in the Company's foreign operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company continues to experience severe working capital constraints. The Company does not have sufficient funds to meet its immediate obligations. This hampers the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct effective or efficient operations. The Company is in default under its senior and subordinated credit facilities and is unable to pay its debts as they come due. The Company is actively exploring its options, including filing for bankruptcy protection and including methods to restructure outside of filing for bankruptcy protection, by obtaining funds to refinance its senior debt, restructuring its subordinated debt, negotiating discounts on its nonessential trade debt and converting its dividend bearing preferred stock to common equity, however, at this time the Company does not have any commitments for new financing nor has it obtained commitments from any party to restructure its existing obligations.

     As of September 30, 2002, the Company's current assets totaled approximately $4,126,000 and current liabilities were $19,904,000, resulting in a net working capital deficit of approximately $15,778,000 (compared to a beginning year working capital of $3,285,000). The Company's highly liquid current assets, represented by cash of $127,000 and receivables and restricted assets of $2,889,000 were collectively $16,888,000 less than the amount of current liabilities at September 30, 2002 (compared to a beginning year deficit of $4,452,000).

     On June 18, 2001, the Company entered into a facility with KBK Financial, Inc. in which it pledged certain accounts receivable for cash advances. The facility allows the Company to pledge additional accounts receivable up to an aggregate amount of $5,000,000. In 2001, the Company paid $135,000 for loan origination fees, finder's fees and legal fees related to the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to 2% of the maximum amount of the facility. The Company receives an initial advance of 85% of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment from which is deducted (i) a fixed fee equal to 2% of the gross pledged receivable and (ii) a variable financing charge equal to KBK's base rate plus 2% calculated over the actual length of time the advance was outstanding from KBK prior to collection. The Company's obligations under the facility are secured by a first lien on certain other accounts receivable of the Company. As of September 30, 2002, the Company had $182,000 of its accounts receivable pledged to KBK (including the receivables related to discontinued operations), representing the substantial majority of the Company's receivables that were eligible for pledging under the facility.

     On April 9, 2002, the Company entered into a loan participation agreement with certain party under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of November 12, 2002, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants.
However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement with a certain parties under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 29, 2002, the loan matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30, 2002, respectively. As of September 30, 2002, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of November 12, 2002, the Company has not received a written notice of default from Prudential.

     During the second quarter, Prudential agreed to modifications to the Subordinated Note Restructuring Agreement to accommodate up to $5 million in borrowings under the KBK facility and an aggregate of $6 million under the Company's existing senior credit facility or a new senior credit facility. The Company has agreed to pay Prudential a fee of $100,000 in connection with the waiver of financial covenants required with the recent participations in the existing credit facility (as discussed below and in Note I). This amount was charged to interest expense for the nine months ended September 30, 2002. As of November 12, 2002, the Company has not paid the Prudential fee of $100,000, which was due May 15, 2002.

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

DISCLOSURE OF ON AND OFF BALANCE SHEET DEBTS AND COMMITMENTS

                 FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
DESCRIPTION                      2002        2003      2004      2005      2006    THEREAFTER
----------------------------------------------------------------------------------------------
Long term debt and notes
payable including short term
debt (1) . . . . . . . . . .  $10,195,000         -         -         -         -            -
All future minimum lease
payments . . . . . . . . . .  $   258,000  $902,000  $640,000  $421,000  $208,000  $   208,000
                              -----------  --------  --------  --------  --------  -----------

Total commitments. . . . . .  $10,453,000  $902,000  $640,000  $421,000  $208,000  $   208,000
                              ===========  ========  ========  ========  ========  ===========

     (1) Accrued interest totaling $4,320,000 is included in the Company's 12% Senior Subordinated Note at September 30, 2002, due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through September 30, 2002, will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002, will begin on March 31, 2003, and will continue quarterly until December 30, 2005.

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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended September 30, 2001 and September 30, 2002 and the nine months ended September 30, 2001 and 2002, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $18,000, $32,000, $32,000 and $68,000 respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended September 30, 2001 and 2002 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $16,000 and $34,000 at September 30, 2001 and 2002, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures (as defined in Rules 13a - 14c and 15d - 14c under the Securities Exchange act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Principal Accounting Officer concluded that the Company's Disclosure Controls and Procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II

ITEM  1.  LEGAL  PROCEEDINGS

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserted that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. In September, 2002 a settlement agreement was reached between the parties and the Trustee withdrew all claims for avoidable transfers.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs allege various causes of action, including fraud, breach of contract, breach of fiduciary duty and mismanagement relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiff's claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants motions for summary judgment. As of November 12, 2002, the Company had paid the first of the four installments due on the partial settlement, but was in default in respect to the remaining payments. As a result of the default, the lawsuit was reinstated by the plaintiffs. The case has been put on the January 20, 2003, trial docket.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended September 30, 2002, the Company issued an aggregate of 572,534 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended. Of these shares, 159,200 were issued upon conversion by two existing stockholders of shares of the Company's Preferred Stock. No consideration other than the surrender of shares of Preferred Stock previously owned by the stockholder was paid in connection with the conversion and, therefore, the transaction did not constitute a sale of securities for purposes of the Securities Act.

     Of the remaining 413,334 shares of common stock issued, 280,000 shares of common stock were issued to two participants in the Company's senior secured loan in connection with a loan to the Company of an aggregate of $300,000. Another 133,334 shares of common stock were issued to extend the loans of the three other participants for loans that were outstanding at the beginning of the quarter. The Company believes that each participant is an accredited investor and that no general solicitation occurred in connection with the loan. Accordingly, the Company is relying on the exemption contained in Section 4(2) of the Securities Act in connection with these issuances.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. On March 29, 2002 and on June 29, 2002, Prudential agreed to waive compliance with the ratio tests for the twelve months ended March 31, 2002 and June 30 2002, respectively. As of September 30, 2002, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. As of November 13, 2002, the Company has not received a written notice of default from Prudential. Accordingly, the Company has classified this note as short term debt and current maturities of long term debt.

     On April 9, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participation lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of November 12, 2002, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 29, 2002, the loan matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with certain parties under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of November 12, 2002, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

  Exhibit No.                            Document
---------------     ----------------------------------------------------
        3.01     -  Amended and Restated Certificate of Incorporation(1)
        3.02     -  Amendment to Certificate of Incorporation(2)
        3.02(a)  -  Amendment to Certificate of Incorporation(3)
        3.03     -  Amended Bylaws(4)
        4.01     -  Specimen Certificate for the Registrant's Common Stock(5)
        4.02     -  Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock(6)
        4.03     -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04     -  Certificate of Designation of Series B Convertible Preferred Stock(8)
        4.05     -  Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
        4.06     -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)


  Exhibit No.                             Document
---------------     ----------------------------------------------------
        4.07     -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08     -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09     -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10     -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01     -  Alliance Agreement between IWC Services, Inc. and
                    Halliburton Energy Services, a division of Halliburton Company(15)
       10.03     -  Executive Employment Agreement of Brian Krause(16)
       10.04     -  1997 Incentive Stock Plan(17)
       10.05     -  Outside Directors' Option Plan(18)
       10.06     -  Executive Compensation Plan(19)
       10.07     -  Halliburton Center Sublease(20)
       10.08     -  Registration Rights Agreement dated July 23, 1998,
                    between Boots & Coots International Well Control, Inc. and
                    The Prudential Insurance Company of America(21)
       10.09     -  Participation Rights Agreement dated July 23, 1998, by
                    and among Boots & Coots International Well Control, Inc.,
                    The Prudential Insurance Company of America and certain
                    stockholders of Boots & Coots International Well Control, Inc.(22)
       10.10     -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance
                    Company of America (23)
       10.11     -  Loan Agreement dated October 28, 1998, between Boots &
                    Coots International Well Control, Inc. and Comerica Bank - Texas(24)
       10.12     -  Security Agreement dated October 28, 1998, between
                    Boots & Coots International Well Control, Inc. and Comerica Bank - Texas(25)
       10.13     -  Executive Employment Agreement of Jerry Winchester(26)
       10.15     -  Office Lease for 777 Post Oak(27)
       10.16     -  Open
       10.17     -  Open
       10.18     -  Third Amendment to Loan Agreement dated April 21, 2000 (28)
       10.19     -  Fourth Amendment to Loan Agreement dated May 31, 2000(29)
       10.20     -  Fifth Amendment to Loan Agreement dated May 31, 2000(30)
       10.21     -  Sixth Amendment to Loan Agreement dated June 15, 2000(31)
       10.22     -  Seventh Amendment to Loan Agreement dated December 29,2000(32)
       10.23     -  Subordinated Note Restructuring Agreement with The Prudential Insurance Company of
                    America dated December 28, 2000 (33)
       10.25     -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                    Energy Services, Inc. (34)
       10.27     -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (35)
       10.28     -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(36)
       10.29     -  KBK Financial, Inc. Account Transfer and Purchase Agreement(37)
       10.30     -  2000 Long Term Incentive Plan(38)
      *10.31     -  Eighth Amendment to Loan Agreement dated April 12,2002
      *10.32     -  Ninth Amendment to Loan Agreement dated May 1, 2002
      *10.33     -  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                    Company of America dated March 29, 2002
      *10.34     -  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                    Company of America dated June 29, 2002
       21.01     -  List of subsidiaries(39)
      *99.01     -  Certification by Chief Executive Officer
      *99.02     -  Certification  by Principal Accounting Officer

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

(39) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2002.

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

                                                BOOTS & COOTS INTERNATIONAL WELL
                                                CONTROL, INC.

                                                By:  /s/  Jerry Winchester
                                                   ---------------------------
                                                         Jerry Winchester
                                                    (Chief Executive Officer)

                                                By:  /s/  Kendal Glades
                                                   ---------------------------
                                                          Kendal Glades
                                                  (Principal Accounting Officer)

Date:  November 13, 2002

CERTIFICATION  BY  JERRY  WINCHESTER  PURSUANT  TO
SECURITIES  EXCHANGE  ACT  RULE  13A-14


I,  Jerry  Winchester,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Boots & Coots International Well Control, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November  13,  2002

/s/  Jerry  Winchester
Jerry  Winchester
President  and  Chief  Executive  Officer

CERTIFICATION  BY  KENDAL  GLADES  PURSUANT  TO
SECURITIES  EXCHANGE  ACT  RULE  13A-14


I,  Kendal  Glades,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Boots & Coots International Well Control, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  November  13,  2002

/s/  Kendal  Glades
Kendal  Glades
Principal  Accounting  Officer