Form 10-K
period 2002-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-03-31
CIK 833845

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13817
                                 _______________

                                  BOOTS & COOTS
                        INTERNATIONAL WELL CONTROL, INC.
                (Name of Registrant as specified in Its Charter)

               DELAWARE                                 11-2908692
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         11615 N. Houston Rosslyn                          77086
              Houston, Texas                            (Zip Code)
(Address of Principal Executive Offices)

                                  281-931-8884
                (Issuer's Telephone Number, Including Area Code)
                                _______________

         Securities registered under Section 12(b) of the Exchange Act:

    TITLE  OF  EACH  CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------       -----------------------------------------
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

     Indicate by check mark whether the registrant if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule (2b-2) [ ].

     The aggregate market value of Common stock held by non-affiliate as of June 28, 2002 was $8,503,000.

     The number of shares of the issuer's common stock outstanding on March 28, 2003 was 71,187,727.

                       DOCUMENT INCORPORATED BY REFERENCE
          Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholder to be held on June 17, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference into Part III.

================================================================================

                                                 FORM 10-K

                                               ANNUAL REPORT
                                   FOR THE YEAR ENDED DECEMBER 31, 2002

                                             TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 1.    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 2.    Description of Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .    10
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 5.    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . .    10
  Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of  Operations.    13
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . .    21
  Item 8.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. .    21
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 10.   Directors and  Executive Officers,. . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 12.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . .    22
  Item 13.   Certain Relationships and  Related Party Transactions . . . . . . . . . . . . . . . . .    22
  Item 14.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . .    22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
  Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
  Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
  Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors and, as a consequence, actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II - "Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Forward-Looking  Statements."

                                     PART I
ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     Boots & Coots International Well Control, Inc. (the "Company") is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In connection with these services, the Company has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with oil and gas emergencies and restore affected oil and gas wells to production. Through its participation in the proprietary insurance program WELLSURE(R), the Company provides lead contracting and high-risk management services, under critical loss scenarios, to the program's insured clients. Additionally, under the WELLSURE(R) program the Company provides certain pre-event prevention and risk mitigation services. The Company also provides high-risk well control management services, and pre-event planning, training and consulting services.

RECENT  DEVELOPMENTS

     FINANCING ARRANGEMENT. On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement is 15% per annum. Checkpoint collateral includes substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary.

     As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. In January 2003, the Company received a notice of default from Checkpoint, wherein it alleged several defaults under the loan agreement. As a condition of receiving additional advances, in February 2003, the Company entered into an agreement with Checkpoint in which it agreed to grant Checkpoint an option to purchase its Venezuelan subsidiary for fair market value, as determined by appraisal, under certain circumstances. In the event Checkpoint wishes to exercise the option within certain time limits and is not permitted to do so because the option agreement is set aside by a bankruptcy court or the Company is unable to obtain the necessary consents to a sale of its subsidiary, then the Company would be obligated to pay $250,000 in liquidated damages.

     In January 2003, Checkpoint presented the Company with a restructuring proposal that would entail a voluntary Chapter 11 bankruptcy filing and the cancellation of the Company's common equity as part of the bankruptcy plan. The Company considered this proposal and other alternatives that would allow it to restructure its obligations and improve its liquidity and engaged legal and financial consultants to assist it in its assessment of its alternatives. On March 28, 2003, the Company decided against the restructuring proposal from Checkpoint and paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. The Company and Checkpoint are currently discussing terminating the option agreement. The Company continues to consider its restructuring alternatives, which, under the proper circumstances may include a voluntary filing for protection under Chapter 11 of the Bankruptcy Code.

     Amex Listing The American Stock Exchange ("AMEX") by letter dated March 15, 2002, required the Company to submit a reasonable plan to regain compliance with AMEX's continued listing standards by December 31, 2002. On April 15, 2002, the Company submitted a plan that included interim milestones that the Company would be required to meet to remain listed. AMEX subsequently notified the Company that its plan had been accepted; however, on June 28, 2002, the Company submitted an amendment to the plan to take into account, among other things, certain restructuring initiatives that the Company had undertaken. The Company has not been advised by AMEX whether or not it approved the June 28, 2002, amended plan. Since submitting the amended plan, the Company has been actively pursuing alternatives that would allow it to fulfill the objectives outline in the amended plan. However, the Company does not, at this time, have any prospects or commitments for new financing or the restructuring of its existing obligations that, if successfully completed, would result in compliance with AMEX's continued listing standards.

     AMEX may institute immediate delisting proceedings as a consequence of the Company's failure to achieve compliance its continued listing standards. As of the date hereof the Company has not been advised by AMEX of any immediate delisting action.

     AMEX continued listing standards require that listed companies maintain stockholders' equity of $2,000,000 or more if the Company has sustained operating losses from continuing operations or net losses in two of its three most recent fiscal years or stockholders equity of $4,000,000 or more if it has sustained operating losses from continuing operations or net losses in three of its four most recent fiscal years. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature.

     Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows, the current default on certain debt agreements and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     Following the IWC Services transaction, the Company engaged in a series of acquisitions. On July 31, 1997, the Company acquired substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and the stock of its subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A. Boots & Coots, L.P. and its subsidiaries were engaged in oil well fire fighting, snubbing and blowout control services. Boots & Coots, L.P. was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services. As a consequence of the acquisition of Boots & Coots, L.P. the Company became a leader in the worldwide oil well firefighting and blowout control industry, reuniting many of the former employees of the Red Adair Company.

     In September 1997, the Company acquired Abasco, Inc., a manufacturer of oil and chemical spill containment equipment and products. In January 1998, the Company acquired international Tool and Supply Corporation, a materials and equipment procurement, transportation and logistics company. In February 1998, the Company acquired Code 3, Inc., a provider of containment and remediation services in hazardous materials and oil spills. In July 1998, the Company acquired Baylor Company, a manufacturer of industrial products for the drilling, marine and power generation industries. In November 1998, Code 3, Inc., then known as "Special Services", acquired HAZ-TECH Environmental Services, Inc., a provider of hazardous material and waste management and related services. As a result of ongoing operating losses, the Company discontinued the operation of Abasco and Special Services, and sold the Baylor Company. International Tool and Supply Corporation ceased operations and filed for bankruptcy in April 2000.

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

     Business Strategy. As a result of operating losses, the Company has been forced to operate with a minimum of working capital. As a result, the Company curtailed its business expansion program, discontinued the operations of ITS, sold the assets of Baylor Company, Abasco and its Special Services divisions and focused its efforts on its remaining core business segments, Prevention and Response. Subject to capital availability, and recognizing that the well control services business is a finite market with services dependent upon the occurrence of blowouts which cannot be reasonably predicted, the Company intends to build upon its demonstrated strengths in high-risk management while increasing revenues from its pre-event and engineering services and non-critical event services.

     Executive Offices. The Company's principal executive office is located at 11615 N. Houston Rosslyn, Houston, Texas, 77086.

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

     The 1990's were a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving the Company's senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are the Company, Wild Well Control, Inc., and Cudd Pressure Control, Inc.

     Trends. The increased recognition of the importance of risk mitigation services, training and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, both major and independent oil producers are coming to the Company for proactive preparedness and incident prevention programs. These requests, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills, are expanding the market for the Company's engineering unit. Decreasing availability of financial capacity in the re-insurance markets is causing underwriting syndicates to seek significant renewal rate increases and higher quality risks in the "Control of Well" segment of the energy insurance market. The Company believes these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE(R), a proprietary insurance program in which the Company is the provider of both pre-event and loss management services.

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

     The Company's principal products and services for its two business segments include:

PREVENTION

     Firefighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services. A typical example of this service line is the industry supported Emergency Response Center that the Company has established on the North Slope of Alaska and the Emergency Response Center established in Algeria. The Company also provides ongoing consulting services relating to the Emergency Response Centers, including equipment sales, training, contingency planning, safety inspections and emergency response drills.

     Drilling Engineering. The Company has a highly specialized in-house engineering staff which, in alliance with Halliburton Energy Services , provides engineering services, including planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures; and mechanical and computer aided designs for well control equipment.

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

     Regional Emergency Response Centers (SafeGuard). The Company has established and maintains industry supported "Fire Stations" on the North Slope of Alaska. The Company has sold to a consortium of producers the equipment required to respond to a blowout or oil or gas well fire, and has agreed to maintain the equipment and conduct on-site safety inspections and emergency response drills. The Company also currently has Emergency Response Centers in Houston, Texas, Anaco, Venezuela, and Algeria.


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

     Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies hereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to companies in the industry. To date, the Company has not been subject to any fines or penalties for violations of governmental or environmental regulations and has not incurred material capital expenditures to comply with environmental regulations.

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance and the WELLSURE(R) program have strengthened its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, capital availability, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Fire Stations and further expanding the breadth of its available services. Competition from other emergency response companies, some of which have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The
Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of March 31, 2003, the Company and its operating subsidiaries collectively had 43 full-time employees, and 3 part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

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

RELIANCE  UPON  OFFICERS,  DIRECTORS  AND  KEY  EMPLOYEES

     The Company's emergency response services require highly specialized skills. Because of the unique nature of the industry and the (SM)all number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its key employees. In seeking qualified personnel, the Company will be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business.

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

ITEM  3.  LEGAL  PROCEEDINGS

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company (but not on behalf of Larry H. Ramming, Charles Phillips, and the other entities affiliated with Larry H. Ramming) by paying the remaining unpaid $400,000 in March, 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There were no matter submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock is listed on the AMEX under the symbol "WEL." The following table sets forth the high and low sales prices per share of the common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

                                HIGH AND LOW SALES PRICES
                                    2001          2002
                                ------------  ------------
                                HIGH    LOW   HIGH    LOW
                                -----  -----  -----  -----
          First Quarter. . . .  $0.96  $0.44  $0.46  $0.32
          Second Quarter . . .   0.75   0.45   0.45   0.17
          Third Quarter. . . .   0.85   0.51   0.22   0.06
          Fourth Quarter . . .   0.69   0.35   0.24   0.06

     On March 28, 2003 the last reported sale price of the common stock as reported on AMEX was $0.83 per share.

     As of March 28, 2003, the Company's common stock was held by approximately 232 holders of record. The Company estimates that it has a significantly larger number of beneficial stockholders as much of its common stock is held by broker-dealers in street name for their customers.

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

     The Company is not in compliance with the listing requirements of the American Stock Exchange (See discussion in Item 1, Description of Business - Amex Listing.)

SALES  OF  UNREGISTERED  SECURITIES

     During 2002, the Company issued an aggregate of 1,181 shares of Series C Preferred Stock, 278 shares of Series D Preferred Stock, 5,651 shares of Series E Preferred Stock, 9,041 shares of Series G Preferred Stock and 9,772 shares of Series H Preferred Stock as quarterly dividends to holders of the same class of preferred stock. These issuances were structured as exempt private placements pursuant to Section 4(2) of the Securities Act of 1933.

     From May to October 2002, an aggregate of 15,368 shares of outstanding Series C Preferred Stock were converted into an aggregate of 2,049,105 shares of common stock and an aggregate of 6,185 shares of outstanding Series H Preferred Stock were converted into an aggregate of 823,999 shares of common stock. These issuances were structured as exempt private placements pursuant to Section 4(2) of the Securities Act of 1933.

     During April, May and July 2002, the Company issued shares of common stock to certain lenders in connection with their participation in the Company's senior credit facility with Specialty Finance Fund 1, LLC. In all, an aggregate of 546,668 shares were issued for this purpose. These issuances were structured as exempt private placements pursuant to Section 4(2) of the Securities Act of 1933.

     In March 2002, the Company issued 188 shares of Series C Preferred Stock to settle a lawsuit. Shares of Series C Preferred Stock have a face value of $100 per share and are convertible into common stock at $0.75 per share. This issuance was structured as an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth certain historical financial data of the Company for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 which has been derived from the Company's audited consolidated financial statements. The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

                                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                              1998          1999           2000           2001          2002
                                                          ------------  -------------  -------------  ------------  -------------
INCOME STATEMENT DATA:
  Revenues . . . . . . . . . . . . . . . . . . . . . . .  $14,048,000   $ 14,126,000   $ 10,813,000   $16,938,000   $ 14,102,000
  Operating income (loss). . . . . . . . . . . . . . . .     (943,000)    (6,088,000)    (3,363,000)    4,407,000     (1,539,000)
  Income (loss) from continuing operations
     before extraordinary item . . . . . . . . . . . . .   (3,116,000)    (9,171,000)    (8,820,000)    3,687,000     (2,525,000)
  Income (loss) from discontinued
    operations,  net of income taxes . . . . . . . . . .      120,000    (21,945,000)   (12,368,000)   (2,359,000)    (6,179,000)
  Gain (loss) from sale of  discontinued
    operations,  net of income taxes . . . . . . . . . .            -              -     (2,555,000)            -       (476,000)
  Net income (loss) before
     extraordinary item. . . . . . . . . . . . . . . . .   (2,996,000)   (31,116,000)   (23,743,000)    1,328,000     (9,180,000)
  Extraordinary
     item -gain (loss) on
     debt extinguishment . . . . . . . . . . . . . . . .            -              -      2,444,000             -              -
Net income (loss). . . . . . . . . . . . . . . . . . . .   (2,996,000)   (31,116,000)   (21,299,000)    1,328,000     (9,180,000)

Net loss attributable to common
      stockholders . . . . . . . . . . . . . . . . . . .   (3,937,000)   (32,360,000)   (22,216,000)   (1,596,000)   (12,292,000)
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations . . . . . . . . . . . . . . . .  $     (0.12)  $      (0.67)  $      (0.29)  $      0.02   $      (0.13)
                                                          ============  =============  =============  ============  =============
   Discontinued operations . . . . . . . . . . . . . . .  $         -   $      (0.27)  $      (0.44)  $     (0.06)  $      (0.15)
                                                          ============  =============  =============  ============  =============
   Extraordinary item. . . . . . . . . . . . . . . . . .  $         -   $          -   $       0.07   $         -   $          -
                                                          ============  =============  =============  ============  =============
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $     (0.12)  $      (0.94)  $      (0.66)  $     (0.04)  $      (0.28)
                                                          ============  =============  =============  ============  =============
  Weighted average common
     shares outstanding. . . . . . . . . . . . . . . . .   31,753,000     34,352,000     33,809,000    40,073,000     43,311,000


                                                                 AS OF DECEMBER 31,
                                        ---------------------------------------------------------------------
                                           1998          1999           2000          2001          2002
                                        -----------  -------------  ------------  ------------  -------------
BALANCE SHEET DATA:
  Total assets (1) . . . . . . . . . .  $97,585,000  $ 62,248,000   $18,126,000   $17,754,000   $  7,036,000
  Long-term debt and notes payable,
     including current  maturities (2)   48,748,000    43,122,000    12,620,000    13,545,000     15,000,000
  Working capital (deficit) (3). . . .   56,654,000   (14,757,000)       93,000     3,285,000    (16,994,000)
  Stockholders' equity (deficit) . . .   20,236,000    (4,327,000)   (6,396,000)   (4,431,000)   (13,988,000)
  Common shares outstanding   .. . . .   33,044,000    35,244,000    31,692,000    41,442,000     44,862,000

1. The reduction in total assets from 1998 to 1999 is a result of write downs in 1999. The reduction in total assets from 1999 to 2000 is a result of the sale of Baylor. The reductions in total assets from 2001 to 2002 a result of selling the assets of Special Services and Abasco
2. The reduction of long-term debt and notes payable, including current maturities from 1999 to 2000 is the result of a troubled debt restructuring and payments of debt from the proceeds of the sale of Baylor.
3. Negative working capital in 1999 is due to the classification of long-term debt as current due to failing certain debt covenants, partially offset by net assets of discontinued operations being classified as current assets. The change in working capital from 1999 to 2000 is a result of reduction of current debt due to the effect of the troubled debt restructuring offset by the reduction of current assets as a result of the sale of Baylor. The change in working capital from 2001 to 2002 is primarily due to the classification of long-term debt as current due to failing certain debt covenants

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company's periodic reports previously filed with the Securities and Exchange Commission and incorporated herein by reference.

      Summary consolidated operating results for the fiscal years ended December 31, 2000, 2001 and 2002 are as follows:

                                                 YEARS  ENDED  DECEMBER  31,
                                         ------------------------------------------
                                             2000           2001          2002
                                         -------------  ------------  -------------
Revenues. . . . . . . . . . . . . . . .  $ 10,813,000   $16,938,000   $ 14,102,000
Costs and expenses:
  Cost of sales . . . . . . . . . . . .     4,006,000     3,085,000      5,809,000
  Operating expenses. . . . . . . . . .     4,955,000     5,463,000      5,893,000
  Selling, general and administrative .     3,005,000     2,739,000      2,737,000
  Depreciation and amortization . . . .     1,213,000     1,244,000      1,202,000
  Loan guaranty charge. . . . . . . . .       997,000             -              -
  Operating income (loss) . . . . . . .    (3,363,000)    4,407,000     (1,539,000)
  Interest (expense) and other income,
     net. . . . . . . . . . . . . . . .    (5,392,000)     (385,000)      (443,000)
  Income tax expense. . . . . . . . . .        65,000       335,000        543,000
Income (loss) from continuing
    operations before extraordinary
    item. . . . . . . . . . . . . . . .    (8,820,000)    3,687,000     (2,525,000)
Income (loss) from discontinued
  operations, net of income taxes . . .   (12,368,000)   (2,359,000)    (6,179,000)
Loss from sale of discontinued
  operations net of income tax. . . . .    (2,555,000)            -       (476,000)
Extraordinary gain on early debt
  extinguishment, net of income taxes .     2,444,000             -              -
   Net income (loss). . . . . . . . . .   (21,299,000)    1,328,000     (9,180,000)
  Stock and warrant accretions. . . . .       (53,000)      (53,000)       (53,000)
  Preferred dividends accrued . . . . .      (864,000)   (2,871,000)    (3,059,000)
Net loss attributable to common
     stockholders        .. . . . . . .  $(22,216,000)  $(1,596,000)  $(12,292,000)

     On January 1, 2001, the Company redefined the segments that it operates in as a result of the discontinuation of ITS and Baylor's operations, as well as on June 30, 2002, for the Abasco and Special Services business operations. All of these operations are presented as discontinued operations in the consolidated financial statements and therefore are excluded from the segment information for all periods. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

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

     Information concerning operations in different business segments for the years ended December 31, 2000, 2001 and 2002 is presented below. Certain classifications have been made to the prior periods to conform to the current presentation.

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2000         2001          2002
                                         ------------  -----------  ------------
REVENUES
  Prevention. . . . . . . . . . . . . .  $ 1,564,000   $ 5,189,000  $ 7,666,000
  Response. . . . . . . . . . . . . . .    9,249,000    11,749,000    6,436,000
                                         ------------  -----------  ------------
                                         $10,813,000   $16,938,000  $14,102,000
                                         ------------  -----------  ------------
COST OF SALES
  Prevention. . . . . . . . . . . . . .  $   709,000   $ 1,232,000  $ 2,746,000
  Response. . . . . . . . . . . . . . .    3,297,000     1,853,000    3,063,000
                                         ------------  -----------  ------------
                                         $ 4,006,000   $ 3,085,000  $ 5,809,000
                                         ------------  -----------  ------------
OPERATING EXPENSES (1)
  Prevention. . . . . . . . . . . . . .  $ 1,029,000   $ 1,863,000  $ 3,547,000
  Response. . . . . . . . . . . . . . .    3,926,000     3,600,000    2,346,000
                                         ------------  -----------  ------------
                                         $ 4,955,000   $ 5,463,000  $ 5,893,000
                                         ------------  -----------  ------------
SELLING, GENERAL AND ADMINISTRATIVE (2)
  Prevention. . . . . . . . . . . . . .  $   400,000   $   839,000  $ 1,488,000
  Response. . . . . . . . . . . . . . .    2,605,000     1,900,000    1,249,000
                                         ------------  -----------  ------------
                                         $ 3,005,000   $ 2,739,000  $ 2,737,000
                                         ------------  -----------  ------------
DEPRECIATION AND AMORTIZATION (3)
  Prevention. . . . . . . . . . . . . .  $   176,000   $   342,000  $   617,000
  Response. . . . . . . . . . . . . . .    1,037,000       902,000      585,000
                                         ------------  -----------  ------------
                                         $ 1,213,000   $ 1,244,000  $ 1,202,000
                                         ------------  -----------  ------------
OPERATING INCOME (LOSS) (4)
  Prevention. . . . . . . . . . . . . .  $  (858,000)  $   913,000  $  (732,000)
  Response. . . . . . . . . . . . . . .   (2,505,000)    3,494,000     (807,000)
                                         ------------  -----------  ------------
                                         $(3,363,000)  $ 4,407,000  $(1,539,000)
                                         ------------  -----------  ------------

     (1) Operating expenses have been allocated pro rata between segments based upon relative revenues.
     (2) Selling, general and administrative and corporate expenses have been allocated pro rata among segments based upon relative revenues.
     (3) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.
     (4)  Includes  write  down  of  loan guarantee charges of $997,000 in 2000.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 WITH THE YEAR ENDED DECEMBER 31, 2001

Revenues

     Prevention revenues were $7,666,000 for the year ended December 31, 2002, compared to $5,189,000 for the year ended December 31, 2001, an increase of $2,477,000 (47.7%) in the current year. The increase was primarily the result of increased service fees associated with the WELLSURE(R) program and expanded services and equipment sales provided under the Company's Safeguard program, slightly offset by a decrease in domestic prevention activities.

     Response revenues were $6,436,000 for the year ended December 31, 2002, compared to $11,749,000 for the year ended December 31, 2001, a decrease of $5,313,000 (45.2%) in the current year. The decrease was primarily the result of a decrease of emergency response services as drilling activity declined in response to weakening general economic and industry conditions. Moreover, the 2001 period contained five significant WELLSURE(R) events while there were only two critical well events during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $2,746,000 for the year ended December 31, 2002, compared to $1,232,000 for the year ended December 31, 2001, an increase of $1,514,000 (122.9%) in the current year. The increase was primarily to the result of increased manufacturing costs associated with an international equipment sale under the Safeguard program.

     Response cost of sales were $3,063,000 for the year ended December 31, 2002, compared to $1,853,000 for the year ended December 31, 2001, an increase of $1,210,000 (65.3.0%) in the current year. The increase was primarily a result of higher than usual third party costs incurred by the Company's in its lead contracting roll on two response projects during 2002.

Operating  Expenses

     Consolidated operating expenses were $5,893,000 for the year ended December 31, 2002, compared to $5,463,000 for the year ended December 31, 2001, an increase of $430,000 (7.8%) in the current year. This increase was primarily a result of expanding engineering staffing levels, increases in support staff for the WELLSURE(R) program and business development costs associated with the Safeguard program. Also included were increases in operating overhead associated with higher insurance premiums, professional fees and other personnel expenses.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $2,737,000 for the year ended December 31, 2002, compared to $2,739,000 for the year ended December 31, 2001, a decrease of $2,000 from the prior year. The Company subleasing space in its corporate headquarters and reductions in corporate personnel initiated during the second quarter of 2002. The two years are very similar since a proportionate amount of 2001 expenses have been allocated to discontinued operations. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between 2002 and 2001. As previously footnoted on the segmented financial table, depreciation and amortization expenses to related corporate assets have been allocated pro rata among the segments on the basis of relative revenue as the basis for allocation.

Interest  Expense  and  Other,  Including  Finance  Costs

     The increase in interest and other expenses of $58,000 for the year ended December 31, 2002, as compared to the prior year period is primarily a result of non-cash benefits of $1,073,000 related to favorable legal settlements that allowed the Company to reduce its expense provisions related to the ITS settlement as discussed above and was mostly offset by the loss on sale of assets and the charge to income for the Calicutt settlement. The year ended December 31, 2001 included $350,000 for potential claims in the ITS bankruptcy proceeding, which has been settled for $286,000 during the current period, and $143,000 in financing costs related to the KBK financing that commenced during the period.

Income  Tax  Expense

     Income taxes for the year ended December 31, 2002 and 2001 are a result of taxable income in the Company's foreign operations of $543,000 and $335,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 WITH THE YEAR ENDED DECEMBER 31, 2000

Revenues

     Prevention revenues were $5,189,000 for the year ended December 31, 2001, compared to $1,564,000 for the year ended December 31, 2000, representing an increase of $3,625,000 (231.8%) in the current year. The increase was primarily the result of expansion in strategic engineering services, including training, contingency planning and well plan reviews for new and existing domestic and foreign customers, as well as growth in the Safeguard and "WELLSURE(R)" programs.

     Response revenues were $11,749,000 for the year ended December 31, 2001, compared to $9,249,000 for the year ended December 31, 2000, an increase of $2,500,000 (27%) in the current year. The principal component of the increase the 2001 period contained five significant WELLSURE(R) events while there were only two WELLSURE(R) events during the 2002 period.

Cost  of  Sales

     Prevention cost of sales were $1,232,000 for the year ended December 31, 2001, compared to $709,000 for the year ended December 31, 2000, an increase of $523,000 (73.8%) in the current year. The increase was due to the reallocation of resources from the Response segment to the Prevention segment due to the large increase in activity in the Prevention segment during this period.

     Response cost of sales were $1,853,000 for the year ended December 31, 2001, compared to $3,297,000 for the year ended December 31, 2000, a decrease of $1,444,000 (43.8%) in the current year. The increase was a result of equipment sold during a critical response in Algeria during the 2000 period.

Operating  Expenses

     Consolidated operating expenses were $5,463,000 for the year ended December 31, 2001, compared to $4,955,000 for the year ended December 31, 2000, an increase of $508,000 (10.3%) in the current year. These costs are of a fixed nature and there were no material increase or decrease in personnel or overhead between these two years.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $2,739,000 for the year ended December 31, 2001, compared to $3,005,000 for the year ended December 31, 2000, a decrease of $266,000 (8.9%) from the prior year. The year ended December 31, 2000 selling, general and administrative costs were higher primarily as a result of financing and consulting costs of $797,000, partially offset in the current year by additions to the administrative, accounting staffing and systems, and additional support of business development and sales initiatives. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses increased by $31,000 (2.6%) primarily as a result of additions to the depreciable asset base between 2001 and 2000. As previously footnoted on the segmented financial table, depreciation and amortization expenses to related corporate assets have been allocated pro rata among the segments on the basis of relative revenue as the basis for allocation.

Interest  Expense  and  Other,  Including  Finance  Costs

     The decrease in interest expense and other of $5,007,000 for the year ended December 31, 2001, as compared to the prior year period is a result of the restructuring of the majority of the Company's senior and subordinated debt into equity in December 2000. The year ended December 31, 2000 also included a $1,679,000 non-cash financing charge for an inducement to convert certain preferred stock into common stock; $1,060,000 of expenses related to warrants issued to the participation interest in our senior credit facility and associated advisory services; and charges of $598,000 related to the Comerica debt. Other expense for the prior period also included approximately $1,609,000 in legal settlements and other financing related costs.

Income  Tax  Expense

     Income taxes for the year ended December 31, 2001 and 2000 are a result of taxable income in the Company's foreign operations for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

"LIQUIDITY"

     At December 31, 2002, the Company had a working capital deficit of $16,994,000, a total stockholders' deficit of $13,988,000, and had incurred losses from operations for the year then ended of $1,539,000. In addition, the Company is currently in default under its loan agreements with The Prudential Insurance Company of America and Specialty Finance Fund 1, LLC, and, as a consequence, these lenders and the participants in the Specialty Finance credit facility may accelerate the maturity of their obligations at any time. As of the date of this annual report on Form 10-K, the Company has not received notice from any lender of acceleration nor any demand for repayment. All of these obligations have been classified as current liabilities at December 31, 2002 in the accompanying consolidated balance sheet. See Note H for further discussion of the Company's debt. The Company also has significant past due vendor payables at December 31, 2002.

     Subsequent to December 31, 2002, the Company's short term liquidity improved as a consequence of certain asset sales, which resulted in net proceed (after replacement costs) to the Company of approximately $2 million. A portion of these proceeds were used to pay amounts owing of $700,000 plus interest under the Company's credit facility with Checkpoint Business, Inc. (See Note H for further discussion). The Company also applied a portion of the proceeds to pay $400,000 to settle the Calicutt lawsuit (See Note K for further discussion). and to reduce payables owing to certain of the Company's significant vendors.

     The Company generates its revenues from prevention services and emergency response activities. Response activities are generally associated with a specific emergency or "event" whereas prevention activities are generally "non-event" related services. Event related services typically produce higher operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. Non-event services typically have lower operating margins, but the volume and availability of work is more predictable. Historically the Company has relied on event driven revenues as the primary focus of its operating activity, but more recently the Company's strategy has been to achieve greater balance between event and non-event service activities. While the Company has successfully improved this balance, event related services are still the major source of revenues and operating income for the Company.

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

     Subsequent to December 31, 2002, there has been a significant increase in the demand for the Company's emergency response services, particularly internationally and specifically in the Middle East in connection with the war in Iraq. The Company currently has several employees either on standby or actively working to control wells in Iraq, and in some cases it is realizing a premium to its typical day rates for similar activities. While these developments have positively impacted the Company's near-term liquidity there can be no assurance that the cash flows generated from such activities will be sufficient to meet the Company's near-term liquidity needs. In addition, while the Company has recently been able to pay its critical vendors for current services and materials, there remains significant overdue payables which the Company has been unable to satisfy.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows, the current defaults of certain debt agreements with its lenders, and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:


             FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
DESCRIPTION                  2003       2004     2005     2006     2007    THEREAFTER
------------------------  -----------  -------  -------  -------  -------  -----------
Long term debt and
notes payable including
short term debt (1). . .  $15,000,000        -        -        -        -            -
------------------------  -----------  -------  -------  -------  -------  -----------
Future minimum lease
payments . . . . . . . .  $   130,000  $46,000  $16,000  $12,000  $12,000  $     6,000
------------------------  -----------  -------  -------  -------  -------  -----------

Total commitments. . . .  $15,130,000  $46,000  $16,000  $12,000  $12,000  $     6,000
------------------------  ===========  =======  =======  =======  =======  ===========

(1) Accrued interest totaling $4,320,000 is included in the Company's 12% Senior Subordinated Note at December 31, 2002 due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through December 31, 2002 will be deferred for payment until December 30, 2005. All of the debt obligations have been classified as current liabilities at December 31, 2002 in the accompanying consolidated balance sheet. See Note H for further discussion of the Company's debt. Payments on accrued interest after December 31, 2002 will begin on March 31, 2003 and will continue quarterly until December 30, 2005.

     "Credit  Facilities/Capital  Resources"

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $2,383,000 and $109,000 of its accounts receivable pledged to KBK that remained uncollected as of December 31, 2001 and December 31, 2002, respectively and, accordingly, this amount has been classified as a restricted asset on the balance sheet as of both dates. Included in the December 31, 2001 and December 31, 2002 is $1,385,000 and $38,000, respectively of restricted assets related to discontinued operations. In addition, as of December 31, 2001 and December 31, 2002 the Company's cash balances include $58,000 and $9,000, respectively representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable.

     On April 9, 2002, the Company entered into a loan participation agreement with certain party under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence; the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of March 28, 2003, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence; the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement with a certain parties under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence; the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence; the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement is 15% per annum. Checkpoint collateral includes substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary.

     As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. In January 2003, the Company received a notice of default from Checkpoint, wherein it alleged several defaults under the loan agreement. As a condition of receiving additional advances, in February 2003, the Company entered into an agreement with Checkpoint in which it agreed to grant Checkpoint an option to purchase its Venezuelan subsidiary for fair market value, as determined by appraisal, under certain circumstances. In the event Checkpoint wishes to exercise the option within certain time limits and is not permitted to do so because the option agreement is set aside by a bankruptcy court or the Company is unable to obtain the necessary consents to a sale of its subsidiary, then the Company would be obligated to pay $250,000 in liquidated damages.

     In January 2003, Checkpoint presented the Company with a restructuring proposal that would entail a voluntary Chapter 11 bankruptcy filing and the cancellation of the Company's common equity as part of the bankruptcy plan. The Company considered this proposal and other alternatives that would allow it to restructure its obligations and improve its liquidity and engaged legal and financial consultants to assist it in its asses(SM)ent of its alternatives. On March 28, 2003, the Company decided against the restructuring proposal from Checkpoint and paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. The Company and Checkpoint are currently discussing terminating the option agreement. The Company continues to consider its restructuring alternatives, which, under the proper circumstances may include a voluntary filing for protection under Chapter 11 of the Bankruptcy Code.

     CRITICAL  ACCOUNTING  POLICIES

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex or subjective decisions or asses(SM)ent. The Company identified its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

     Revenue Recognition - Revenue is recognized on the Company's service contracts primarily on the basis of contractual day rates as the work is completed. On a (SM)all number of turnkey contracts, revenue may be recognized on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

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

     Effective January 1, 2002 the Company changed its policy on reporting revenues on WELLSURE(R) events from gross to net, in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent". All periods presented have been restated to conform with the current year's presentation.

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred. Effective January 1, 2002 the Company changed its policy on reporting revenues on WELLSURE(R) events from gross to net. In accordance with EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent" all periods presented have been restated to conform with the current year's presentation.

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

     As of December 31, 2000, 2001 and 2002, the Company has net domestic operating loss carry forwards of approximately $53,183,000, $46,065,000 and $47,155,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not that the assets will not be realized.

RECENT  ACCOUNTING  STANDARDS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material impact on Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. and thus the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

FORWARD-LOOKING  STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides save harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10 - K are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

     While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in the 10-K, our press releases and Forms 10-Q, 8-K and 10-K filed with to the United States Securities and Exchange Commission. We do not assume any responsibility t publicly updating any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

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

     The Company estimates that if prevailing market interest rates had been 10% higher throughout 2000, 2001 and 2002, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $122,000, $29,000 and $68,000 in 2000, 2001 and 2002,
respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at year-end 2000, 2001 and 2002, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $247,000, $212,000 and $34,000 at December 31, 2000, 2001 and 2002, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

ITEM  8.  FINANCIAL  STATEMENTS.

Attached  following  the  Signature  Pages  and  Exhibits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no changes in our independent accountants since our Board of Directors' August 12, 2002 appointment, based upon the recommendation of our Audit committee, of Mann Frankfort Stein & Lipp CPAs, LLP as the Company's independent auditors for the fiscal year ended December 31, 2002, replacing Arthur Andersen LLP as our independent auditors. That change was reported by the Company in a Current Report on Form 8-K dated and filed with the SEC on August 13, 2002. There were no disagreements with our independent accountants.

     A copy of the previously issued report dated March 14, 2002 of Arthur Andersen LLP on the consolidated financial statements of the Company as of December 31, 2000 and December 31, 2001 and for each of the years in the three year period ended December 31, 2001 is included in this Form 10-K Report for the year ended December 31, 2002, but such previously issued report has not been reissued.

                                    PART III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

      The section entitled "Election of Director's" in the Registrant's proxy statement for the 2003 annual meeting of shareholders sets for the certain information with respect to the directors of the Registrant and is incorporated herein by reference.

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 2003 annual meeting of stock holder sets forth certain information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION

      The section entitled "Executive Compensation" in the Registrant's proxy statement for the 2003 annual meeting of stock holders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation, Benefits and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation - Performance Graph" is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The section entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 2003 annual meeting of stock holders sets forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     The section entitled "Certain Transactions" in the Registrant's proxy statement for the 2003 annual meeting of stock holders sets forth certain information with respect to the certain relationships and related transactions, and is incorporated herein by reference.

ITEM  14.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)       1.   Consolidated financial statements for the year ended December 31,
               2002,  included  after  signature  page.

          2. Financial statement schedules included in Consolidated financial statements.

          3.   Exhibit  Index

   (a)  Exhibits

Exhibit No.                                                Document
------------       ------------------------------------------------------------------------------------------


        3.01    -  Amended and Restated Certificate of Incorporation(1)
        3.02    -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
        3.03    -  Amended Bylaws(4)
        4.01    -  Specimen Certificate for the Registrant's Common Stock(5)
        4.02    -  Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock(6)
        4.03    -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04    -  Certificate of Designation of Series B Convertible Preferred Stock(8)
        4.05    -  Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
        4.06    -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07    -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08    -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09    -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10    -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01    -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton Company(15)
       10.03    -  Executive Employment Agreement of Brian Krause(16)
       10.04    -  1997 Incentive Stock Plan(17)
       10.05    -  Outside Directors' Option Plan(18)
       10.06    -  Executive Compensation Plan(19)
       10.07    -  Halliburton Center Sublease(20)
       10.08    -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and
                   The Prudential Insurance Company of America(21)
       10.09    -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control, Inc.(22)
       10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance
                   Company of America (23)
       10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica Bank - Texas(24)
       10.12    -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica Bank - Texas(25)
       10.13    -  Executive Employment Agreement of Jerry Winchester(26)
       10.15    -  Office Lease for 777 Post Oak(27)
       10.16    -  Open
       10.17    -  Open
       10.18    -  Third Amendment to Loan Agreement dated April 21, 2000 (28)
       10.19    -  Fourth Amendment to Loan Agreement dated May 31, 2000(29)
       10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(30)
       10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(31)
       10.22    -  Seventh Amendment to Loan Agreement dated December 29,2000(32)
       10.23    -  Subordinated Note Restructuring Agreement with The Prudential Insurance Company of
                   America dated December 28, 2000 (33)
       10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                   Energy Services, Inc. (34)
       10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (35)
       10.28    -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(36)
       10.29    -  KBK Financial, Inc. Account Transfer and Purchase Agreement(37)
       10.30    -  2000 Long Term Incentive Plan(38)
       10.31    -  Eighth Amendment to Loan Agreement dated April 12, 2002(39)
       10.32    -  Ninth Amendment to Loan Agreement dated May 1, 2002(40)
       10.33    -  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated March 29, 2002(41)
       10.34    -  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated June 29, 2002(42)
       21.01    -  List of subsidiaries(43)


Exhibit No.                                                Document
------------       ------------------------------------------------------------------------------------------
     *99.01    -  Certification by Chief Executive Officer
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

(34) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.

(35) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(36) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.

(37) Incorporated herein by reference to exhibit 10.29 of Form 10-Q filed August 13, 2001.

(38) Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.

(39) Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(40) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed November 14, 2002.

(41) Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed November 14, 2002.

(42) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2002.


(b)     Reports  on  Form  8-K

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         BOOTS  &  COOTS  INTERNATIONAL  WELL
                                         CONTROL,  INC.

                                         By:  /s/  Jerry  Winchester
                                              -------------------------------
                                                    Jerry Winchester,
                                                 Chief Executive Officer


                                         By:  /s/  Kevin Johnson
                                              -------------------------------
                                                     Kevin Johnson
                                               Principal Accounting Officer

Date:     March  31,  2003

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

          SIGNATURE                          TITLE                     DATE
-------------------------------  -------------------------------  --------------

By:  /s/ K. KIRK KRIST           Chairman of the Board of         March 31, 2003
----------------------           Directors
K.  Kirk  Krist


By:  /s/  JERRY L. WINCHESTER    Chief Executive Officer and      March 31, 2003
-----------------------------    Director
Jerry  L.  Winchester


By:  /s/  BRIAN  KRAUSE          President  and  Director         March 31, 2003
-----------------------
Brian  Krause

By:  /s/  THOMAS  L.  EASLEY     Director                         March 31, 2003
----------------------------
Thomas  L.  Easley

By:  /s/  W.  RICHARD  ANDERSON  Director                         March 31, 2003
-------------------------------
W.  Richard  Anderson

By:  /s/  TRACY  S.  TURNER      Director                         March 31, 2003
---------------------------
Tracy  S.  Turner

CERTIFICATION  BY  JERRY  WINCHESTER  PURSUANT  TO
SECURITIES  EXCHANGE  ACT  RULE  13A-14


I,  Jerry  Winchester,  certify  that:

1. I have reviewed this annual report on Form 10-K of Boots & Coots International Well Control, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date:  March  31,  2003

     /s/  Jerry  Winchester
     Jerry  Winchester
     Chief  Executive  Officer

CERTIFICATION  BY  KEVIN  JOHNSON  PURSUANT  TO
SECURITIES  EXCHANGE  ACT  RULE  13A-14

I,  Kevin  Johnson,  certify  that:

1. I have reviewed this annual report on Form 10-K of Boots & Coots International Well Control, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date:  March  31,  2003

     /s/  Kevin  Johnson
     Kevin  Johnson
     Principal  Accounting  Officer

Independent  Auditors'  Report

To the Board of Directors
Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheet of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Boots & Coots International Well Control, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, before the restatements and revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, modified for a going concern uncertainty, on those financial statements in their report dated March 14, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company continues to have a net capital deficiency, has a current significant net working capital deficit, is currently in default on the majority of its debt agreements, and current uncertainties surrounding the sufficiency and timing of its future cash flows raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the consolidated financial statements of Boots & Coots International Well Control, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. These consolidated financial statements have been restated and revised as follows:

- As described in Note D, the Company discontinued its Special Services and Abasco operations effective June 30, 2002. The 2001 and 2000 consolidated financial statements, including disclosures, have been restated to reclassify the related accounts from continuing operations to discontinued operations.

- As disclosed in Note C, effective January 1, 2002, the Company changed its accounting policy for recognizing response revenue on its WELLSURE(R) program from reporting revenues at gross to reporting revenues at net. The 2001 and 2000 consolidated financial statements have been restated to give effect for this change in accounting policy.

We audited the adjustments and disclosures that were included to restate and revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



                    Mann  Frankfort  Stein  &  Lipp  CPAs,  LLP

Houston, Texas
March 19, 2003, except for the last paragraph of note H, and note N, as to which the date is March 28, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     This report is a copy of a previously issued report, the predecessor auditor has not reissued this report, the previously issued report refers to financial statements not physically included in this document, and the prior-period financial statements have been revised or restated.



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




ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 2002

                               BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS


                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  2001            2002
                                                                             --------------  --------------
CURRENT ASSETS:
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     303,000   $     261,000
 Receivables - net of allowance for doubtful accounts of $365,000 at
   December 31, 2001 and 2002 . . . . . . . . . . . . . . . . . . . . . . .      3,557,000       2,868,000
 Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,353,000          69,000
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        138,000               -
 Assets of discontinued operations. . . . . . . . . . . . . . . . . . . . .      6,756,000         212,000
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .        843,000         620,000
                                                                             --------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     12,950,000       4,030,000
                                                                             --------------  --------------
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . . . . .      4,613,000       3,000,000
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        191,000           6,000
                                                                             --------------  --------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,754,000   $   7,036,000
                                                                             ==============  ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Short term debt and current maturities of long-term debt and notes payable  $   1,025,000   $  15,000,000
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,155,000       2,939,000
 Accrued liabilities .  . . . . . . . . . . . . . . . . . . . . . . . . . .      4,481,000       1,897,000
 Liabilities of discontinued operations.. . . . . . . . . . . . . . . . . .      3,004,000       1,188,000
                                                                             --------------  --------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      9,665,000      21,024,000
                                                                             --------------  --------------

LONG-TERM DEBT AND NOTES PAYABLE,  net of current maturities. . . . . . . .     12,520,000               -
                                                                             --------------  --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,185,000      21,024,000
                                                                             --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock ($.00001 par, 5,000,000 shares authorized, 327,000 and
  331,000 shares issued and outstanding at December 31, 2001 and 2002,
  respectively) (Note I). . . . . . . . . . . . . . . . . . . . . . . . . .              -               -
Common stock ($.00001 par, 125,000,000 shares authorized, 41,442,000 and
  44,862,000 shares issued and outstanding at December 31, 2001 and 2002,
  respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     56,659,000      59,832,000
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . .              -        (438,000)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (61,090,000)    (73,382,000)
                                                                             --------------  --------------
    Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . .     (4,431,000)    (13,988,000)
                                                                             --------------  --------------
    Total liabilities and stockholders' equity (deficit). . . . . . . . . .  $  17,754,000   $   7,036,000
                                                                             ==============  ==============

          See accompanying notes to consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Year Ended     Year Ended      Year Ended
                                                         DECEMBER 31,    DECEMBER 31    DECEMBER 31,
                                                             2000           2001            2002
                                                        --------------  -------------  --------------
REVENUES . . . . . . . . . . . . . . . . . . . . . . .  $  10,813,000   $ 16,938,000   $  14,102,000

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . .      4,006,000      3,085,000       5,809,000
  Operating expenses . . . . . . . . . . . . . . . . .      4,955,000      5,463,000       5,893,000
  Selling, general and administrative. . . . . . . . .      3,005,000      2,739,000       2,737,000
  Depreciation and amortization. . . . . . . . . . . .      1,213,000      1,244,000       1,202,000
  Loan guaranty charge (NoteH) . . . . . . . . . . . .        997,000              -               -
                                                        --------------  -------------  --------------
                                                           14,176,000     12,531,000      15,641,000
                                                        --------------  -------------  --------------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .     (3,363,000)     4,407,000      (1,539,000)

INTEREST EXPENSE & OTHER, NET. . . . . . . . . . . . .      5,392,000        385,000         443,000
                                                        --------------  -------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  extraordinary item and income taxes. . . . . . . . .     (8,755,000)     4,022,000      (1,982,000)

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .         65,000        335,000         543,000
                                                        --------------  -------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  extraordinary item . . . . . . . . . . . . . . . . .  $  (8,820,000)  $  3,687,000   $  (2,525,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING
LOSS ON DISPOSAL OF $2,555,000, ZERO AND $476,000),
 net of income taxes (Note D)  . . . . . . . . . . . .    (14,923,000)    (2,359,000)     (6,655,000)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . . .  $ (23,743,000)  $  1,328,000   $  (9,180,000)

EXTRAORDINARY GAIN ON EARLY DEBT EXTINGUISHMENT,
 net of income taxes . . . . . . . . . . . . . . . . .      2,444,000              -               -
                                                        --------------  -------------  --------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .  $ (21,299,000)  $  1,328,000   $  (9,180,000)

STOCK AND WARRANT ACCRETION. . . . . . . . . . . . . .        (53,000)       (53,000)        (53,000)
PREFERRED DIVIDENDS ACCRUED. . . . . . . . . . . . . .       (864,000)    (2,871,000)     (3,059,000)
                                                        --------------  -------------  --------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS . . . . .  $ (22,216,000)  $ (1,596,000)  $ (12,292,000)
                                                        ==============  =============  ==============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
 Continuing operations . . . . . . . . . . . . . . . .  $       (0.29)  $       0.02   $       (0.13)
                                                        ==============  =============  ==============
 Discontinued operations . . . . . . . . . . . . . . .  $       (0.44)  $      (0.06)  $       (0.15)
                                                        ==============  =============  ==============
 Extraordinary item. . . . . . . . . . . . . . . . . .  $        0.07   $          -   $           -
                                                        ==============  =============  ==============
 Net loss. . . . . . . . . . . . . . . . . . . . . . .  $       (0.66)  $      (0.04)  $       (0.28)
                                                        ==============  =============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASICAND DILUTED . . . . . . . . . . . . . . . . . . .     33,809,000     40,073,000      43,311,000
                                                        ==============  =============  ==============


          See accompanying notes to consolidated financial statements.


                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


                                                        PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                     ----------------------  -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES      AMOUNT        SHARES      AMOUNT     CAPITAL        DEFICIT
                                                     -----------  ---------  --------------  -------  ------------  -------------
BALANCES at December 31, 1999                          132,000       $-        35,244,000      $-     $32,951,000   $(37,278,000)
  Common stock issued for services and
     settlements. . . . . . . . . . . . . . . . . .           -           -        214,000         -    1,429,000              -
  Common stock options exercised. . . . . . . . . .           -           -         47,000         -       15,000              -
  Common stock options issued for services. . . . .           -           -              -         -       80,000              -
  Common stock exchanged for preferred stock. . . .      57,000           -     (5,689,000)        -            -              -
  Preferred stock and warrants issued for
      debt  restructuring . . . . . . . . . . . . .     130,000           -              -         -    7,125,000              -
  Preferred stock issued upon conversion of debt. .      89,000           -              -         -    8,487,000              -
  Preferred stock conversion to common stock. . . .     (70,000)          -      1,876,000         -            -              -
  Preferred stock issued for services and
       settlements. . . . . . . . . . . . . . . . .      23,000           -              -         -    1,987,000              -
  Preferred stock dividends accrued or issued . . .       4,000           -              -         -      864,000       (864,000)
  Warrant discount accretion. . . . . . . . . . . .           -           -              -         -       53,000        (53,000)
  Warrants issued for services and convertible debt
      financing . . . . . . . . . . . . . . . . . .           -           -              -         -    1,330,000              -
  Transaction costs of convertible debt financing .           -           -              -         -   (1,223,000)             -
  Net loss. . . . . . . . . . . . . . . . . . . . .           -           -              -         -            -    (21,299,000)
                                                     -----------  ---------  --------------  -------  ------------  -------------
BALANCES at December 31, 2000 . . . . . . . . . . .     365,000   $       -     31,692,000   $     -  $53,098,000   $(59,494,000)
  Common stock issued for services and
      settlements . . . . . . . . . . . . . . . . .           -           -        959,000         -      481,000              -
  Executive stock grant . . . . . . . . . . . . . .           -           -        150,000         -       94,000              -
  Preferred stock  issued for services. . . . . . .       1,000           -              -         -       59,000              -
  Preferred stock conversion to common stock. . . .     (64,000)          -      8,574,000         -            -              -
  Preferred stock dividends accrued . . . . . . . .      25,000           -              -         -    2,871,000     (2,871,000)
  Warrant discount accretion. . . . . . . . . . . .           -           -              -         -       53,000        (53,000)
  Warrants issued for services and convertible
      debt financing. . . . . . . . . . . . . . . .           -           -              -         -       54,000              -
  Warrants exercised. . . . . . . . . . . . . . . .           -           -         67,000         -       50,000              -
  Transaction costs of convertible debt financing .           -           -              -         -     (101,000)             -
  Net income. . . . . . . . . . . . . . . . . . . .           -           -              -         -            -      1,328,000
                                                     -----------  ---------  --------------  -------  ------------  -------------
BALANCES at December 31, 2001 . . . . . . . . . . .     327,000   $       -     41,442,000   $     -  $56,659,000   $(61,090,000)
  Common stock issued for loans received. . . . . .           -           -        547,000         -      115,000              -
  Preferred stock cancelled . . . . . . . . . . . .      (1,000)          -              -         -      (75,000)             -
  Preferred stock  issued for settlements . . . . .       1,000           -              -         -       21,000              -
  Preferred stock conversion to common stock. . . .     (22,000)          -      2,873,000         -            -              -
  Preferred stock dividends accrued . . . . . . . .      26,000           -              -         -    3,059,000     (3,059,000)
  Warrant discount accretion. . . . . . . . . . . .           -           -              -         -       53,000        (53,000)
  Net loss. . . . . . . . . . . . . . . . . . . . .           -           -              -         -            -     (9,180,000)
  Foreign currency translation loss . . . . . . . .           -           -              -         -            -              -
                                                     -----------  ---------  --------------  -------  ------------  -------------
  Comprehensive loss. . . . . . . . . . . . . . . .           -           -              -         -            -     (9,180,000)
                                                     -----------  ---------  --------------  -------  ------------  -------------
BALANCES at December 31, 2002 . . . . . . . . . . .     331,000   $       -     44,862,000   $     -  $59,832,000   $(73,382,000)
                                                     ===========  =========  ==============  =======  ============  =============


                                                      ACCUMULATED      TOTAL
                                                         OTHER      STOCKHOLDERS'
                                                     COMPREHENSIVE     EQUITY
                                                         LOSS         (DEFICIT)
                                                     -------------  -------------
BALANCES at December 31, 1999                             $-        $(4,327,000)
  Common stock issued for services and
     settlements. . . . . . . . . . . . . . . . . .             -      1,429,000
  Common stock options exercised. . . . . . . . . .             -         15,000
  Common stock options issued for services. . . . .             -         80,000
  Common stock exchanged for preferred stock. . . .             -              -
  Preferred stock and warrants issued for
      debt  restructuring . . . . . . . . . . . . .             -      7,125,000
  Preferred stock issued upon conversion of debt. .             -      8,487,000
  Preferred stock conversion to common stock. . . .             -              -
  Preferred stock issued for services and
       settlements. . . . . . . . . . . . . . . . .             -      1,987,000
  Preferred stock dividends accrued or issued . . .             -              -
  Warrant discount accretion. . . . . . . . . . . .             -              -
  Warrants issued for services and convertible debt
      financing . . . . . . . . . . . . . . . . . .             -      1,330,000
  Transaction costs of convertible debt financing .             -     (1,223,000)
  Net loss. . . . . . . . . . . . . . . . . . . . .             -    (21,299,000)
                                                     -------------  -------------
BALANCES at December 31, 2000 . . . . . . . . . . .  $          -   $ (6,396,000)
  Common stock issued for services and
      settlements . . . . . . . . . . . . . . . . .             -        481,000
  Executive stock grant . . . . . . . . . . . . . .             -         94,000
  Preferred stock  issued for services. . . . . . .             -         59,000
  Preferred stock conversion to common stock. . . .             -              -
  Preferred stock dividends accrued . . . . . . . .             -              -
  Warrant discount accretion. . . . . . . . . . . .             -              -
  Warrants issued for services and convertible
      debt financing. . . . . . . . . . . . . . . .             -         54,000
  Warrants exercised. . . . . . . . . . . . . . . .             -         50,000
  Transaction costs of convertible debt financing .             -       (101,000)
  Net income. . . . . . . . . . . . . . . . . . . .             -      1,328,000
                                                     -------------  -------------
BALANCES at December 31, 2001 . . . . . . . . . . .  $          -   $ (4,431,000)
  Common stock issued for loans received. . . . . .             -        115,000
  Preferred stock cancelled . . . . . . . . . . . .             -        (75,000)
  Preferred stock  issued for settlements . . . . .             -         21,000
  Preferred stock conversion to common stock. . . .             -              -
  Preferred stock dividends accrued . . . . . . . .             -              -
  Warrant discount accretion. . . . . . . . . . . .             -              -
  Net loss. . . . . . . . . . . . . . . . . . . . .             -     (9,180,000)
  Foreign currency translation loss . . . . . . . .      (438,000)      (438,000)
                                                                    -------------
  Comprehensive loss. . . . . . . . . . . . . . . .                   (9,618,000)
                                                     -------------  -------------
BALANCES at December 31, 2002 . . . . . . . . . . .  $   (438,000)  $(13,988,000)
                                                     =============  =============


                                   See accompanying notes to consolidated financial statements.

                                 BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             2000            2001            2002
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (21,299,000)  $   1,328,000   $  (9,180,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      1,213,000       1,244,000       1,202,000
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .        157,000         188,000         103,000
  Extraordinary gain on debt extinguishment, net of income tax . . . .     (2,444,000)              -               -
  Loss from sale of discontinued operations. . . . . . . . . . . . . .      2,555,000               -         476,000
  Non cash write off of the assets of discontinued operations. . . . .              -               -       1,913,000
  Loss (gain) on sale of assets. . . . . . . . . . . . . . . . . . . .              -          (8,000)          4,000
  Equity issued for services and settlements . . . . . . . . . . . . .      4,826,000         337,000          42,000
                                                                        --------------  --------------  --------------
  Net cash provided by or (used in) operating activities before
    changes in assets and liabilities. . . . . . . . . . . . . . . . .    (14,992,000)      3,089,000      (5,440,000)

  Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,656,000)      1,924,000         586,000
    Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . .              -      (3,521,000)      1,284,000
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .        269,000        (138,000)        138,000
    Prepaid expenses and other current assets. . . . . . . . . . . . .        491,000        (296,000)        223,000
    Deferred financing costs and other assets. . . . . . . . . . . . .      2,871,000          18,000         185,000
    Accounts payable, accrued liabilities and customer
      advances . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,858,000      (2,826,000)       (461,000)
   Change in net assets of discontinued operations . . . . . . . . . .     (1,891,000)       (130,000)      1,759,000
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) operating activities. . . . . .     (9,050,000)     (1,880,000)     (1,726,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions . . . . . . . . . . . . . . . . . .       (233,000)       (175,000)        (98,000)
  Sale of net assets of discontinued operations, net of selling costs.     28,973,000               -       1,041,000
  Proceeds from sale of property and equipment . . . . . . . . . . . .        379,000          24,000          44,000
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) investing activities. . . . . .     29,119,000        (151,000)        987,000
                                                                        --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised . . . . . . . . . . . . . . . . . . .         15,000               -               -
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . .              -        (100,000)              -
  Borrowings under line of credit. . . . . . . . . . . . . . . . . . .     27,417,000               -               -
  Proceeds from short term senior financing. . . . . . . . . . . . . .              -               -       2,101,000
  Payments to pledging arrangement . . . . . . . . . . . . . . . . . .              -               -        (966,000)
  Repayments under line of credit. . . . . . . . . . . . . . . . . . .    (41,738,000)              -               -
  Proceeds from issuance of convertible debt . . . . . . . . . . . . .      8,700,000               -               -
  Repayments of senior subordinated note . . . . . . . . . . . . . . .    (11,986,000)              -               -
  Transaction costs of convertible debt financing. . . . . . . . . . .     (1,223,000)              -               -
  Proceeds from financing arrangements . . . . . . . . . . . . . . . .              -       1,025,000               -
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) financing activities. . . . . .    (18,815,000)        925,000       1,135,000
                                                                        --------------  --------------  --------------
        Impact of foreign currency on cash . . . . . . . . . . . . . .              -               -        (438,000)
                                                                        --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .      1,254,000      (1,106,000)        (42,000)
CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . . . . .        155,000       1,409,000         303,000
                                                                        --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . . . . .  $   1,409,000   $     303,000   $     261,000
                                                                        ==============  ==============  ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $   1,357,000   $     359,000   $      28,000
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . .        249,000         122,000         275,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for accrued services rendered. . . .              -         351,000               -
  Stocks issued for financing and services . . . . . . . . . . . . . .              -          50,000               -
  Stock and warrant accretions              .. . . . . . . . . . . . .         53,000          53,000          53,000
  Transaction costs of convertible debt financing                                            (101,000)
  Preferred stock dividends accrued               .. . . . . . . . . .        864,000       2,871,000       3,059,000


         See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   GOING  CONCERN

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained herein and in the Company's periodic reports filed with the Securities and Exchange Commission.

     At December 31, 2002, the Company had a working capital deficit of $16,994,000, a total stockholders' deficit of $13,988,000, and had incurred losses from operations for the year then ended of $1,539,000. In addition, the Company is currently in default under its loan agreements with The Prudential Insurance Company of America and Specialty Finance Fund 1, LLC, and, as a consequence, these lenders and the participants in the Specialty Finance credit facility may accelerate the maturity of their obligations at any time. As of the date of this annual report on Form 10-K, the Company has not received notice from any lender of acceleration nor any demand for repayment. All of these obligations have been classified as current liabilities at December 31, 2002 in the accompanying consolidated balance sheet. See Note H for further discussion of the Company's debt. The Company also has significant past due vendor payables at December 31, 2002.

     Subsequent to December 31, 2002, the Company's short term liquidity improved as a consequence of certain asset sales, which resulted in net proceeds (after replacement costs) to the Company of approximately $2 million. A portion of these proceeds were used to pay amounts owing of $700,000 plus interest under the Company's credit facility with Checkpoint Business, Inc. (See Note H for further discussion) The Company also applied a portion of the proceeds to pay $400,000 to settle the Calicutt lawsuit (See Note K for further discussion) and to reduce payables owing to certain of the Company's significant vendors.

     The Company generates its revenues from prevention services and emergency response activities. Response activities are generally associated with a specific emergency or "event" whereas prevention activities are generally "non-event" related services. Event related services typically produce higher operating margins for the Company, but the frequency of occurrence varies widely and is inherently unpredictable. Non-event services typically have lower operating margins, but the volume and availability of work is more predictable. Historically the Company has relied on event driven revenues as the primary focus of its operating activity, but more recently the Company's strategy has been to achieve greater balance between event and non-event service activities. While the Company has successfully improved this balance, event related services are still the major source of revenues and operating income for the Company.

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

     Subsequent to December 31, 2002, there has been a significant increase in the demand for the Company's emergency response services, particularly internationally and specifically in the Middle East in connection with the war in Iraq. The Company currently has several employees either on standby or actively working to control wells in Iraq, and in some cases it is realizing a premium to its typical day rates for similar activities. While these developments have positively impacted the Company's near-term liquidity there can be no assurance that the cash flows generated from such activities will be sufficient to meet the Company's near-term liquidity needs. In addition, while the Company has recently been able to pay its critical vendors for current services and materials, there remains significant overdue payables which the Company has been unable to satisfy.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the sufficiency and timing of its future cash flows, the current defaults of certain debt agreements with its lenders, and the lack of firm commitments for additional capital raises substantial doubt about the ability of the Company to continue as a going concern. The

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

B.   BUSINESS  AND  ORGANIZATION

     Boots & Coots International Well Control, Inc. and subsidiaries (the "Company"), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. Through its participation in the proprietary insurance program WELLSURE(R), the Company also provides lead contracting and high-risk management services, under critical loss scenarios, to the program's insured clients. Additionally, the WELLSURE(R) program designates that the Company provides certain pre-event prevention and risk mitigation services defined under the program. The Company also provides snubbing and other high-risk well control management services, including pre-event planning, training and consulting.

     In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE program, which is now providing more predictable and increasing service fee income, and began marketing its SafeGuard program, which provides a full range of prevention services domestically and internationally. The Company intends to continue its efforts to increase the revenues it generates from prevention services in 2003.

C.   SIGNIFICANT  ACCOUNTING  POLICIES:

     Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Cash and Cash Equivalents - The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

     Effective January 1, 2002 the Company changed its policy on reporting revenues on WELLSURE(R) events from gross to net, in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent". All periods presented have been restated to conform with the current year's presentation.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts, which it deems doubtful of collection.

     The activity in the allowance for doubtful accounts is as follows:

                                  BALANCE AT BEGINNING OF   CHARGE TO COSTS AND       WRITE-OFFS        BALANCE AT
                                           PERIOD                 EXPENSES        NET OF RECOVERIES   END OF PERIOD
                                  ------------------------  --------------------  ------------------  --------------
For Year Ended December 31, 2000  $                583,000  $            157,000                   _  $      740,000

For Year Ended December 31, 2001  $                740,000  $            188,000  $          563,000  $      365,000

For Year Ended December 31, 2002  $                365,000  $            103,000  $          103,000  $      365,000

     Restricted Assets - Restricted assets consist of $2,739,000 and $109,000 of its accounts receivable pledged to KBK of which $1,386,000 and $39,000 were related to discontinued operations (See Note H) that remained uncollected as of December 31, 2001 and December 31, 2002, respectively.

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

     Goodwill - The Company adopted "SFAS No. 142" Statement of Financial Accounting Standards No. 142 "SFAS 142", "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS 142, goodwill is not amortized, but rather is reviewed at least annually for impairment. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over periods ranging from 15 to 40 years. Amortization expense of goodwill included in continuing operations was $90,000, $4,000 and zero for the years ended December 31, 2000, 2001 and 2002, respectively, and amortization expense of goodwill included in discontinued operations was $54,000, $54,000 and zero for the years ended December 31, 2000, 2001 and 2002, respectively. As of January 1, 2002, all goodwill was fully amortized except for the goodwill attributable to Special Services of $1,845,000 included in discontinued operations.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     The following pro-forma results of operations data for the years ended December 31, 2000, 2001 and 2002 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                                  For  the Three Years Ended December 31
                                            ----------------------------------------------
                                                  2000            2001           2002
                                            ----------------  -------------  -------------
Net loss, as reported                       $   (22,216,000)  $ (1,596,000)  $(12,292,000)
                                            ================  =============  =============
Add:
 Cumulative effect of change in accounting
 Principle                                                -              -              -
Amortization of goodwill                            144,000         58,000              -

Pro-forma net loss                          $   (22,072,000)  $ (1,538,000)  $(12,292,000)
                                            ================  =============  =============

Basic EPS:

Net loss, as reported                       $         (0.66)  $      (0.04)  $      (0.28)
                                            ================  =============  =============
Add:
 Cumulative effect of change in accounting
 Principle                                                -              -              -
Amortization of goodwill                               0.01              -              -
                                            ================  =============  =============
Adjusted net loss                           $         (0.65)  $      (0.04)  $      (0.28)
                                            ================  =============  =============


     Realization of Long Lived Assets -In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

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

     Comprehensive Income (Loss) - Comprehensive income (loss) consists of foreign currency translations. In accordance with SFAS No. 52, "Foreign Currency Translation", the assets and liabilities of its foreign subsidiaries, denominated in foreign currency, are translated into US dollars at exchange rates in effect at the consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss) which is a separate component of stockholders equity.

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

     Earnings Per Share - Basic and diluted income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the years ended December 31, 2000, 2001 and 2002.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 2000, 2001, 2002, respectively, is illustrated below:

                                                      For the Three Years Ended December 31
                                                 ----------------------------------------------
                                                       2000            2001           2002
                                                 ----------------  -------------  -------------
Numerator:
     For basic and diluted earnings per share-
     Net loss from continuing operations
            attributable to common stockholders  $   (22,216,000)  $ (1,596,000)  $(12,292,000)
                                                 ================  =============  =============
Denominator:
     For basic earnings per share-
     Weighted-average shares                          33,809,000     40,073,000     43,311,000
Effect of dilutive securities:
     Preferred stock conversions, stock options
     and warrants                                              -              -              -
                                                 ----------------  -------------  -------------
Denominator:
     For diluted earnings per share -
     Weighted-average shares and
     Assumed conversions                               33,809,000     40,073,000     43,311,000
                                                 ================  =============  =============

     For the years ended December 31, 2000, 2001 and 2002 the Company incurred a loss to common stockholders before consideration of the income (loss) from discontinued operations. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of basic or diluted earnings per share because to do so would have been antidilutive for the periods presented.

     The exercise price of the Company's stock options and stock warrants varies from $0.43 to $5.00 per share. The Company's convertible securities have conversion prices that range from $0.75 to $2.75, or, in certain cases, are based on a percentage of the market price for the Company's common stock. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at December 31, 2002 would include: (1) 5,565,560 common shares issuable upon exercise of stock options, (2) 35,236,254 common shares issuable upon exercise of stock purchase warrants, (3) 1,333,333 common shares issuable upon conversion of senior convertible debt, and (4) 83,632,543 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion.

     Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount debt, exclusive of accrued interest included in debt, pursuant to the Company's troubled debt restructuring in December 2000 (see Note H), approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

     Recently  Issued  Accounting  Standards  -

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material impact on Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated and thus the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

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

     On June 30, 2002, the Company made the decision and formalized a plan to sell the assets of its Special Services and Abasco operations. The sales proceeds were approximately $1,041,000. The operations of these two companies are reflected as discontinued operations on the consolidated statements of operations and as assets and liabilities of discontinued operations on the consolidated balance sheets

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

  The following represents a condensed detail of assets and liabilities adjusted for write-downs:

                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                  2001           2002
                                                                              ----------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,000  $
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,637,000        174,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,386,000         38,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000              -
  Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . .      1,599,000              -
  Goodwill - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,845,000              -
                                                                              -------------  -------------
                  Total assets                                                $   6,756,000  $     212,000
                                                                              =============  =============

  Short term debt and current maturities of long-term debt and notes payable  $   1,178,000  $      32,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,708,000        801,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,000        355,000
                                                                              -------------  -------------
                  Total liabilities                                           $   3,004,000  $   1,188,000
                                                                              =============  =============

Charges  to  income  related  to  the  year  ended  December  31,  2002:

     Goodwill write down                                     $1,845,000
     Property, plant and equipment write down to fair value     495,000
     Inventory write down to fair value                          65,000
     Future lease costs, net of estimated sublease proceeds     355,000
     Severance costs                                             82,000
     Other accruals                                              60,000
                                                             ----------
                                                              2,902,000
     Loss from operations                                     3,753,000
                                                             ----------
     Total charge to discontinued operations                 $6,655,000
                                                             ==========

Reconciliation  of  change  in  net  asset  value  of  discontinued  operations:

     Balance of net asset (liability) of discontinued
        operations at December 31, 2001                   $ 3,752,000
     Total charge to discontinued operations               (6,655,000)
     Intercompany transfers                                 1,927,000
                                                          ------------
     Balance of net liability of discontinued operations
         at December 31, 2002                             $  (976,000)
                                                          ============

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of ITS, the Baylor
Company,  Abasco  and  Boots  and  Coots  Special  Services:

                                                                 YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                           2000            2001          2002
                                                      ---------------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $    9,056,000   $11,661,000   $ 3,743,000
Income (loss) from operations before income taxes. .     (12,368,000)   (2,359,000)   (4,334,000)
Provision (benefit) for income taxes . . . . . . . .               -             -             -
Loss on disposal of Baylor, net of income taxes. . .      (2,555,000)            -             -
Loss on disposal of Abasco and Special Services, net
of income taxes. . . . . . . . . . . . . . . . . . .               -             -      (476,000)
Special Services Goodwill. . . . . . . . . . . . . .               -             -    (1,845,000)
  Net income (loss) from discontinued operations . .  $   (9,813,000)  $(2,359,000)  $(6,655,000)
                                                      ===============  ============  ============

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

E.   DETAIL  OF  CERTAIN  ASSET  ACCOUNTS:

     Inventories  consisted  of  the  following  as  of:

                                     DECEMBER 31,   DECEMBER 31
                                         2001          ,2002
                                     -------------  -----------
          Work in process . . . . .  $     138,000            -
                                     -------------  -----------
                    Total . . . . .  $     138,000            -
                                     =============  ===========

     Prepaid expenses and other current assets consisted of the following as of:

                                                     DECEMBER31,     DECEMBER 31,
                                                         2001           2002
                                                     ------------  ----------------
          Prepaid insurance. . . . . . . . . . . . . $    595,000  $        540,000
          Other prepaid and current assets . . . . .      248,000            80,000
                                                     ------------  ----------------
             Total. . . . . . . . . . . . . . . . .  $    843,000  $        620,000
                                                     ============  ================

     Property  and  equipment  consisted  of  the  following  as  of:

                                                         DECEMBER31,    DECEMBER31,
                                                            2001           2002
                                                        -------------  -------------
            Land . . . . . . . . . . . . . . . . . . .  $    136,000   $    136,000
            Buildings and improvements . . . . . . . .     1,650,000        652,000
            Well control and firefighting equipment. .     6,095,000      5,888,000
            Shop and other equipment . . . . . . . . .       644,000        666,000
            Vehicles . . . . . . . . . . . . . . . . .       357,000        368,000
            Office equipment and furnishings . . . . .       696,000        741,000
                                                        -------------  -------------
            Total property and equipment . . . . . . .     9,578,000      8,451,000
                    Less: accumulated depreciation and
                      amortization . . . . . . . . . .    (4,695,000)    (5,451,000)
                                                        -------------  -------------
                    Net property and equipment . . . .  $  4,613,000   $  3,000,000
                                                        =============  =============

F.   ACCRUED  LIABILITIES:

      Accrued  liabilities  consisted  of  the  following  as  of:

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 2001            2002
                                                          -----------------  -------------
Accrued loan guarantee charge and other settlements    .  $       1,726,000  $     230,000
Accrued income and other taxes . . . . . . . . . . . . .            430,000        552,000
Accrued salaries and benefits. . . . . . . . . . . . . .            446,000        303,000
Other accrued liabilities. . . . . . . . . . . . . . . .          1,879,000        812,000
                                                          -----------------  -------------
    Total. . . . . . . . . . . . . . . . . . . . . . . .  $       4,481,000  $   1,897,000
                                                          =================  =============

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

G.   INCOME  TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations is made up of current, deferred and foreign tax expense as follows:

                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          2000           2001           2002
                                      -------------  -------------  -------------
             Federal
                  Current. . . . . .  $           -  $      43,000  $           -
                  Deferred . . . . .              -              -              -
             State
                  Current. . . . . .              -              -              -
                  Deferred . . . . .              -              -              -
             Foreign . . . . . . . .         65,000        292,000        684,000
                                      -------------  -------------  -------------
                                      $      65,000  $     335,000  $     684,000
                                      =============  =============  =============
             Discontinued operations
                  Current. . . . . .              -              -              -
                  Deferred . . . . .              -              -              -
                                      -------------  -------------  -------------
                                      $      65,000  $     335,000  $     684,000
                                      =============  =============  =============

     The above foreign taxes represent income tax liabilities in the respective foreign subsidiary's domicile. The provision for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before extraordinary item and income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

                                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   2000            2001            2002
                                                              --------------  --------------  --------------
Income tax rovision (benefit) at the statutory rate (34%). .  $  (7,209,000)  $     429,000   $  (3,121,000)
Increase resulting from:
   Foreign taxes . . . . . . . . . . . . . . . . . . . . . .         65,000         292,000         684,000
   Alternative minimum tax . . . . . . . . . . . . . . . . .              -          43,000               -
   State income taxes, net of related tax effect . . . . . .              -               -               -
   Unrecognized (utilized) net oerating losses for
      continuing operations. . . . . . . . . . . . . . . . .      6,773,000        (554,000)      3,121,000
   Foreign income deemed reatriated. . . . . . . . . . . . .        378,000               -
   Goodwill amortization . . . . . . . . . . . . . . . . . .         19,000          19,000               -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .         39,000         106,000               -
                                                              --------------  --------------  --------------

                                                              $      65,000   $     335,000   $     684,000
                                                              ==============  ==============  ==============

     As of December 31, 2000, 2001 and 2002, the Company has net domestic operating loss carry forwards of approximately $53,183,000, $46,065,000 and $47,155,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely that the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

                                              DECEMBER 31,    DECEMBER 31,
                                                  2001           2002
                                              -------------  -------------
Deferred income tax liabilities
  Depreciation and amortization. . . . . . .  $ (1,490,000)  $ (1,824,000)
                                              -------------  -------------
      Total deferred income tax liabilities.  $ (1,490,000)  $ (1,824,000)
                                              =============  =============

Deferred income tax assets
   Net operating loss carry forward. . . . .  $ 15,662,000   $ 18,082,000
   Asset disposals . . . . . . . . . . . . .        89,000        292,000
   Allowance for doubtful accounts . . . . .       104,000        121,000
   Accruals. . . . . . . . . . . . . . . . .       312,000        428,000
   Foreign tax credit. . . . . . . . . . . .       630,000      1,314,000
   Alternative minimum tax credit. . . . . .        43,000         43,000
   Other assets. . . . . . . . . . . . . . .        69,000         69,000
                                              -------------  -------------
         Total deferred income tax assets. .  $ 16,909,000   $ 20,349,000
                                              =============  =============

   Valuation allowance . . . . . . . . . . .  $(15,419,000)  $(18,525,000)
                                              -------------  -------------
        Net deferred income tax asset. . . .  $  1,490,000   $  1,824,000
                                              =============  =============

        Net deferred tax asset (liability) .  $          -   $          -
                                              =============  =============

H.   LONG-TERM  DEBT  AND  NOTES  PAYABLE:

     Long-term  debt  and  notes  payable  consisted  of  the  following:

                                                             DECEMBER 31,  DECEMBER 31,
                                                                 2001          2002
                                                             ------------  ------------
12% Senior Subordinated Note. . . . . . . . . . . . . . . .  $ 11,520,000  $ 11,596,000
Senior secured credit facility. . . . . . . . . . . . . . .     1,000,000     2,800,000
Other subordinated notes. . . . . . . . . . . . . . . . . .             -       604,000
                                                             ------------  ------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . .    12,520,000    15,000,000
  Less: current portion of long-term debt and note spayable             -    15,000,000
                                                             ------------  ------------
  Total long-term debt and notes payable. . . . . . . . . .  $ 12,520,000  $          -
                                                             ============  ============

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

     A restructuring agreement was executed by both parties on December 30, 2000. The Prudential restructuring agreement provided that the aggregate indebtedness due to Prudential be resolved by the Company: (i) paying approximately $12,000,000 cash, (ii) establishing $7,200,000 of new subordinated debt, ("12% Senior Subordinated Note") (iii) issuing $5,000,000 face value of Series E Cumulative Senior Preferred Stock ($2,850,000 fair value) and (iv) issuing $8,000,000 face value of Series G Cumulative Convertible Preferred Stock ($2,600,000 fair value). Additionally, as a component of the transaction, Prudential received newly issued warrants to purchase 8,800,000 shares of the Company's common stock for $0.625 per share, with a fair value of $1,232,000 fair value, and the Company agreed to re-price the existing warrants held by Prudential to $0.625 per share, with a fair value of $443,000. In addition, $500,000 is continently payable upon the Company's securing a new term loan with a third party lender. All interest payments and dividends are paid in kind and deferred for two years from the date of closing. Accrued interest calculated through December 31, 2002 was deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002 will begin on March 31, 2003 and will continue quarterly until December 30, 2005. The 12% Senior Subordinated Note is due in full on December 29, 2005 and has covenants which require the Company to maintain certain financial ratios and also limits the amount of borrowings from external sources.

      The refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12% Senior Subordinated Note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest expense due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain. The face value of the note has been increased as of December 31, 2002 to $9,014,000 for the inclusion of accrued and unpaid interest through December 31, 2002.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     As of December 31, 2002, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of March 28, 2003, the Company has not received a written notice of default from Prudential.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests by an investment group, Specialty Finance Fund I, LLC (Specialty Finance) in its senior secured credit facility with Comerica - Bank, Texas ("Comerica"). In connection with this financing, the Company issued 147,058 shares of common stock and warrants representing the right to purchase an aggregate of 8,729,985 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 3,625,000 shares of common stock to the investment group that arranged the financing, including warrants to purchase an aggregate of 736,667 shares of common stock to Tracy S. Turner, a director of the Company. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $0.625 per share as to 8,729,985 shares and $0.75 per share as to 3,625,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2002. The Company has not received a waiver from Specialty Finance indicating that they have no intention of taking any action that would accelerate any payments from the Company of the amounts outstanding under the senior secured credit facility. Accordingly, the $1,000,000 outstanding under this facility has been included in current maturities of long-term debt in the accompanying financial statements. Tracy S. Turner, a managing member of Specialty Finance is also a member of the Company's Board of Directors.

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

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $2,383,000 and $109,000 of its accounts receivable pledged to KBK that remained uncollected as of December 31, 2001 and December 31, 2002, respectively and, accordingly, this amount has been classified as a restricted asset on the balance sheet as of both dates.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

Included in the December 31, 2001 and December 31, 2002 is $1,385,000 and $38,000, respectively of restricted assets related to discontinued operations. In addition, as of December 31, 2001 and December 31, 2002 the Company's cash balances include $58,000 and $9,000, respectively representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable.

     On April 9, 2002, the Company entered into a loan participation agreement with certain party under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of March 28, 2003, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement with a certain parties under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of March 28, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement is 15% per annum. Checkpoint collateral includes substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary.

     As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. In January 2003, the Company received a notice of default from Checkpoint, wherein it alleged several defaults under the loan agreement. As a condition of receiving additional advances, in February 2003, the Company entered into an agreement with Checkpoint in which it agreed to grant Checkpoint an option to purchase its Venezuelan subsidiary for fair market value, as determined by

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

appraisal, under certain circumstances. In the event Checkpoint wishes to exercise the option within certain time limits and is not permitted to do so because the option agreement is set aside by a bankruptcy court or the Company is unable to obtain the necessary consents to a sale of its subsidiary, then the Company would be obligated to pay $250,000 in liquidated damages.

     In January 2003, Checkpoint presented the Company with a restructuring proposal that would entail a voluntary Chapter 11 bankruptcy filing and the cancellation of the Company's common equity as part of the bankruptcy plan. The Company considered this proposal and other alternatives that would allow it to restructure its obligations and improve its liquidity and engaged legal and financial consultants to assist it in its assessment of its alternatives. On March 28, 2003, the Company decided against the restructuring proposal from Checkpoint and paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. The Company and Checkpoint are currently discussing terminating the option agreement. The Company continues to consider its restructuring alternatives, which, under the proper circumstances may include a voluntary filing for protection under Chapter 11 of the Bankruptcy Code.

I.  STOCKHOLDERS'  EQUITY  (DEFICIT):

Common  and  Preferred  Stock

     The Company's stockholders approved an increase in the authorized common stock ($.00001 par) from 50,000,000 shares up to 125,000,000 shares during 2000.
As of December 31, 2001 and 2002, 41,442,000 and 44,862,000 shares were issued and outstanding, respectively. The Company also has 5,000,000 shares of preferred stock ($.00001 par) authorized for designation of which 327,000 and 331,000 shares were issued and outstanding as of December 31, 2001 and December 31, 2002, respectively. Under the Company's Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of the Company's preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by the stockholders of the Company, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

     In March 2000, in satisfaction of a dispute between the Company and certain unaffiliated parties, the Company agreed to modify the terms of certain warrants held by such parties to lower the exercise price on 100,000 warrants from $5.00 per share to $1.25 per share and to lower the exercise price on an additional 100,000 warrants to $1.50 per share. The Company also agreed to issue an additional 952,153 shares of its common stock upon the conversion of 40,000 shares of Redeemable Preferred held by certain of such unaffiliated parties and issued warrants to purchase 450,000 shares of common stock at an exercise price of $1.25 per share, respectively. During 2000, the 40,000 shares of Redeemable Preferred converted into 363,636 shares of common stock and an additional 952,153 shares of common stock were also issued. The Company relied upon Section 4(2) of the Act for the issuance of the warrant. The Company used no general advertising or solicitation in connection with such issuance, there were a limited number of parties, all of whom were accredited investors and sophisticated and the Company had reason to believe that such purchasers did not intend to engage in a distribution of such securities. During 2000 these transactions resulted in a charge to expense of $1,429,000.

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

     In order for the Company to have available shares of authorized but unissued or committed shares of common stock to accommodate the conversion features of preferred stock issued in connection with the Specialty Finance borrowing discussed in Note H, as well as common stock purchase warrants related to this financing, the Company negotiated during the period from April through June 2000 with certain of its common stock stockholders to contribute an aggregate of 5,688,650 shares of common stock to the Company in exchange for 56,888 shares of Series B Preferred Stock. This total included certain directors and officers of the Company who contributed 2,600,000 shares of common

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

stock they held in exchange for receipt of 26,000 shares of Series B Preferred Stock. During 2000 and 2001 preferred dividends of additional 3,497 and 584 shares, respectively, were awarded to Holders of Series B Preferred Stock. On January 26, 2001, all of the 56,888 shares and the 4,084 of shares related to Preferred Stock dividends were converted into 8,129,636 shares of common stock.

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

     In August 2000, the Company issued an aggregate of 3,000 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 300,000 shares of common stock at $0.75 per share to its outside directors as reimbursement for expenses associated with their service as directors of the Company. The Company charged $344,000 to expense as a result of these transactions. In August 2000, the Company issued 1,500 shares of its Series C Preferred Stock and warrants to purchase an aggregate of 150,000 shares at $0.75 per share to Larry Ramming, its former Chief Executive Officer, in exchange for compensation and benefits not paid to Mr. Ramming as required under his employment agreement. During 2000, the Company charged $174,000 to expense as a result of these transactions.

     In June 2000, the Company issued 9,750 shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of common stock at $0.75 per share to The Ramming Family Limited Partnership (the "Partnership"), of which Larry Ramming is a controlling person, in exchange for accrued obligations relating to renewals, modifications, points, and releases in connection with a loan to the Company in the original principal amount of $700,000. Subsequently, the Company also issued to the Partnership a warrant to purchase 2,000,000 shares of common stock at $0.75 per share in satisfaction of its obligation to do so at the inception of the loan. During 2002, the Company charged $238,000 to expense for these warrants.

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

     During 2002, 1,181 shares of series C preferred stock were accrued as PIK interest, 188 shares were issued as a legal settlement, 915 shares were cancelled and 15,368 shares were converted into common stock.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

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

     During 2002, 278 shares of series D preferred stock were accrued as PIK interest.

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

     During 2002, 5,651 and 9,041 shares of series E preferred stock and series G preferred stock, respectively, were accrued as PIK interest. During 2002, 9,772, shares of series H preferred stock were accrued as PIK interest and 6,185 shares were converted into common stock.

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

     For the years ended December 31, 2000, 2001 and 2002, the Company accrued $864,000 and $2,871,000, $3,059,000 respectively, for dividends relating to all series of preferred stock.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

Stockholder  Rights  Plan:

     On November 29, 2001 the Company adopted a stockholder rights plan in order to provide protection for the stockholders in the event of an attempted potential acquisition of the Company. Under the plan, the Company has declared a dividend of one right on each share of common stock of the company. Each right will entitle the holder to purchase one one-hundredth of a share of a new Series I Junior Participating Preferred Stock of the Company at an exercise price of $5.00. The rights are not currently exercisable and will become exercisable only after a person or group acquires 15% or more of the outstanding common stock of the Company or announces a tender offer or exchange offer which would result in ownership of 15% or more of the outstanding common stock. The rights are subject to redemption by the Company for $0.001 per right at any time, subject to certain limitations. In addition, the Board of Directors is authorized to amend the Rights plan at any time prior to the time the rights become exercisable. The rights will expire on December 17, 2011.

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

Warrants:

     On September 18, 1997, placement agents in connection with a private placement offering for the sale of common stock were awarded 748,500 warrants in connection with the acquisitions of ITS and Code 3 in 1998, the Company issued warrants to purchase 2,000,000 and 500,000 shares, respectively of the Company's common stock. In connection with the July 23, 1998, sale of the Subordinated Notes referred to in Note H the Company issued to Prudential warrants to purchase, commencing on July 23, 2000 and terminating with the later of July 23, 2008, or six months after the Subordinated Notes are fully retired, 3,165,000 shares of common stock (the "Warrants") of the Company. A summary of warrants outstanding as of December 31, 2002 is as follows:

                                       EXERCISE
                                        PRICE       NUMBER
         EXPIRATION DATE              PER SHARE   OF SHARES
         ---------------              ----------  ----------
         08/07/2003. . . . . . . . .  $     1.20     397,500
         01/03/2004. . . . . . . . .       0.625     800,000
         03/07/2004. . . . . . . . .        4.50     300,000
         04/17/2003. . . . . . . . .        5.00     220,000
         04/30/2003. . . . . . . . .        5.00      80,000
         05/05/2003. . . . . . . . .        5.00      20,000
         05/18/2003. . . . . . . . .        5.00      15,000
         05/22/2003. . . . . . . . .        5.00      25,000
         06/04/2003. . . . . . . . .        5.00     200,000
         06/05/2003. . . . . . . . .        5.00     170,000
         06/08/2003. . . . . . . . .        5.00      50,000
         05/22/2003. . . . . . . . .        1.25     100,000
         05/22/2003. . . . . . . . .        1.50     100,000
         07/23/2008. . . . . . . . .       0.625   3,165,396
         04/10/2008. . . . . . . . .        1.25   2,750,000
         04/23/2004. . . . . . . . .        0.75     288,936
         04/27/2004. . . . . . . . .        5.00     163,302
         05/03/2004. . . . . . . . .        5.00      18,130
         05/12/2004. . . . . . . . .        1.25     420,000
         05/12/2004. . . . . . . . .        1.25     700,000
         03/19/2005. . . . . . . . .        1.25     450,000
         04/17/2007. . . . . . . . .        0.75   2,000,000
         04/25/2005. . . . . . . . .        0.75     150,500
         04/25/2007. . . . . . . . .        0.75     187,500
         04/25/2007. . . . . . . . .       0.625   2,500,000
         05/04/2007. . . . . . . . .       0.625   2,500,000
         05/04/2007. . . . . . . . .        0.75     914,939
         06/04/2007. . . . . . . . .        0.75   1,022,561


                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         06/27/2005. . . . . . . . .        0.75     975,000
         06/30/2007. . . . . . . . .        0.75   1,500,000
         06/30/2007. . . . . . . . .       0.625   3,000,000
         07/07/2005. . . . . . . . .        0.75      33,333
         08/24/2005. . . . . . . . .        0.75     375,000
         09/07/2005. . . . . . . . .        0.75      41,700
         12/28/2007. . . . . . . . .       0.625     729,985
         07/23/2008. . . . . . . . .       0.625   8,800,000
         10/31/2006. . . . . . . . .        0.75      75,000
         04/25/2005. . . . . . . . .        0.75      55,000
         06/30/2005. . . . . . . . .        0.75      62,159
         07/15/2005. . . . . . . . .        0.75      15,183
                                                  ----------
                                                  35,236,254
                                                  ==========


Stock  Options:

     A summary of stock option plans under which stock options remain outstanding as of December 31, 2002 follows:

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

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 1,475,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2002, stock option grants covering an aggregate of 780,000 shares of Common Stock have been made under the Plan.

     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 15,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2002, grants of stock options covering an aggregate of 159,000 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

     2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 300,000 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     In March 1999, the Company awarded 288,000 options as compensation to an outside consultant at an exercise price of $2.50 per share, which vest over twelve months and are exercisable over a five-year period from the date of grant. Based on a Black-Scholes calculation, the Company recorded a $244,000 compensation charge related to the issuance of these options.

     In 2000, the Company issued non-plan option grants to purchase 150,000 shares at $0.75 per share to each member of the board of directors (other than Tracy Turner) and Dewitt Edwards, former Vice President and Secretary. As of December 31, 2002, stock options covering an aggregate of 750,000 shares of Common Stock have been made.

     Additional non-plan option grants were issued during 2000 to third party providers of consulting services in the amount of 600,000 shares and legal services in the amount of 300,000 shares. As of December 31, 2002, non-plan option grants covering an aggregate of 900,000 shares of Common Stock have been made. This resulted in an aggregate 2000 expense of $174,000.

     In April 2000, the Company voided stock options covering an aggregate of 3,007,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 2,841,000 shares of common stock were reissued at an exercise price of $0.75. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and the Company was subject to recording compensation expense if the Company's stock price rose above $0.75. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 2,088,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 2,088,000 shares at an exercise price of $0.55 per share. As of December 31, 2002, options to purchase 291,000 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

     Stock option activity for the years ended December 31, 2000, 2001 and 2002 was as follows:

                                                          WEIGHTED
                                                           AVERAGE
                                            NUMBER     EXERCISE PRICE
                                           OF SHARES      PER SHARE
                                          -----------  ---------------
         Outstanding December 31, 1999 .   3,622,000   $          2.14
           Granted . . . . . . . . . . .   4,565,000              0.76
           Exercised . . . . . . . . . .     (47,000)             0.43
           Cancelled . . . . . . . . . .    (197,000)             4.50
                                          -----------  ---------------
         Outstanding December 31, 2000 .   7,943,000   $          0.76
           Granted . . . . . . . . . . .   2,088,000              0.55
           Exercised . . . . . . . . . .           -                 -
           Cancelled . . . . . . . . . .  (2,188,000)             0.79
                                          -----------  ---------------
         Outstanding December 31, 2001 .   7,843,000   $          0.70
                                          ===========  ===============
           Granted . . . . . . . . . . .           -                 -
           Exercised . . . . . . . . . .           -                 -
           Cancelled . . . . . . . . . .  (2,277,000)             0.72
                                          -----------  ---------------
         Outstanding December 31, 2002 .   5,566,000   $          0.69
                                          ===========  ===============

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     Summary information about the Company's stock options outstanding at December 31, 2002.

                             Outstanding                                           Exercisable
--------------------------------------------------------------------  ----------------------------------
                                        Weighted
                                         Average                           Number
                  Number Outstanding    Remaining       Weighted         Exercisable        Weighted
Range of                  at           Contractual       Average             At              Average
Exercise Prices   December 31, 2002   Life in Years  Exercise Price   December 31, 2002  Exercise Price
----------------  ------------------  -------------  ---------------  -----------------  ---------------
0.43                         92,000           5.00  $          0.43             92,000  $          0.43
0.55                      2,088,000           9.00  $          0.55          2,088,000  $          0.55
0.75                      3,151,000           5.78  $          0.75          2,583,000  $          0.75
1.00 - $1.25                235,000           2.47  $          1.19            235,000  $          1.19
----------------  ------------------  -------------  ---------------  -----------------  ---------------
043 - $1.25               5,566,000           6.83  $          0.69         4,998 ,000  $          0.68
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

                                                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            2001            2002
                                                      --------------  --------------  --------------
Net loss to common stockholders as reported. . . . .  $ (22,216,000)  $  (1,596,000)  $ (12,292,000)
Less total stock based employer compensation exense
determined under fair value based method for all
awards, net of tax related effects . . . . . . . . .  $   1,541,000   $   1,534,000   $     742,000
Pro forma net loss to common stockholders. . . . . .  $ (23,757,000)  $  (3,130,000)  $ (13,034,000)
Basic and diluted (loss)
      Per share as reported. . . . . . . . . . . . .  $       (0.66)  $       (0.04)  $       (0.28)
      Pro forma. . . . . . . . . . . . . . . . . . .  $       (0.70)  $       (0.08)  $       (0.30)

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant for 2000, 2001 and 2002. The following assumptions were applied in determining the pro forma compensation costs

                                          YEAR END DECEMBER 31,
                                        -------------------------
                                          2000       2001    2002
                                        ---------  --------  ----
Risk-free interest rate. . . . . . . .       6.0%      6.0%   NA
Expected dividend yield. . . . . . . .         -              NA
Expected option life . . . . . . . . .    10 yrs.   10 yrs    NA
Expected volatility. . . . . . . . . .     141.9%    115.8%   NA
Weighted average fair value of options
  granted at market value. . . . . . .  $   0.52   $  0.34    NA

The effects of applying SFAS No. 123 in the above disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

401(k)  Plan:

     The Company sponsors a 40l (k) Plan adopted in 2000 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. During the years ended December 31, 2000, 2001 and 2002, the Company contributed approximately $50,000, $65,000 and $83,000 under the Plan.

J.   RELATED  PARTY  TRANSACTIONS

     The  Company's  former  Chairman  and  Chief  Executive  Officer,  Larry H.
Ramming, and the Ramming Family Partnership of which Mr. Ramming is a controlling person, was granted a waiver of the lock-up restrictions on their shares of common stock with respect to a pledge of such shares to secure a loan, the proceeds of which were used by Mr. Ramming on April 30, 1998 to purchase the $7,000,000 remaining balance outstanding of the notes payable (the 10% Notes) issued by the Company in connection with the acquisitions of ITS and Code 3. Mr. Ramming agreed to extend the maturity dates of such notes to October 1, 1998 and thereafter on a month-to-month basis, in exchange for a fee of 1% of the principal balances of such note. As of December 31, 1998, the Company had paid Mr. Ramming $5,783,000 to be applied toward the principal balance of the 10% Notes held by Mr. Ramming and $383,000 in interest and extension fees. During the period from January 1, 1999 through April 15, 1999, at which time Mr. Ramming agreed to subordinate and delay future note payments so long as the Comerica senior secured credit facility remained outstanding, additional principal payments of $648,000 were paid to Mr. Ramming. As further consideration for the certain bridge financing, Mr. Ramming was eligible to be granted 2,000,000 options to purchase common stock at a per share price of $0.75 subject to issuance and availability of authorized and unissued or committed common shares which was voluntarily deferred in exchange for the commitment of the Company to issue subject to availability of authorized but unissued or committed shares of common stock in the Company. This act was taken to make available additional authorized but unissued and uncommitted shares in connection with financing transactions completed subsequent to December 31, 1999. The aggregate obligation was satisfied in 2000 with the issuance of 9,750 shares of Series C Preferred Stock and warrants to purchase an aggregate of 975,000 shares of Common Stock at $0.75 per share as further discussed in Note
I. Management believes the terms and conditions of Mr. Ramming's loan to the Company were favorable to the Company as compared to those that could have been negotiated with outside parties.

     As further described in Note I, the Company has entered into various financing and equity transactions with the Company's former Chairman and Chief Executive Officer, Larry H. Ramming and the Ramming Family Limited Partnership, ("The Partnership") of which Mr. Ramming is a controlling person. Management believes the terms and conditions of the financing and equity transactions made with Mr. Ramming and the partnership to the Company are as favorable to the Company as could have been negotiated with outside parties.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     As discussed in Note H, the Company has entered into financing transactions with an investment group, Specialty Finance. The managing member of Specialty Finance is also a member of the Company's Board of Directors.

K.   COMMITMENTS  AND  CONTINGENCIES:

     Leases

     The Company leases vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

     At December 31, 2002, future minimum lease payments, net of subleases, under these non-cancelable operating leases are as follows:

                 YEARS ENDING DECEMBER 31:   AMOUNT
                --------------------------  --------

                2003 . . . . . . . . . . .  $130,000
                2004 . . . . . . . . . . .    46,000
                2005 . . . . . . . . . . .    16,000
                2006 . . . . . . . . . . .    12,000
                2007 . . . . . . . . . . .    12,000
                Thereafter . . . . . . . .     6,000
                                            --------
                                            $222,000
                                            ========

     Rent expense for the years ended December 31, 2000, 2001 and 2002, was approximately $806,000, $748,000 and $275,000 respectively.

     Litigation

     On April 27, 2001, in the United States Bankruptcy Court for the Southern District of Texas, the Chapter 7 Trustee in the bankruptcy proceeding of ITS Supply Corporation, the Company's subsidiary, filed a complaint against Comerica Bank-Texas, the Company and various subsidiaries of the Company for a formal accounting of all lockbox transfers that occurred between ITS and Comerica Bank, et al and all intercompany transfers between ITS and the Company and its subsidiaries to determine if any of the transfers are avoidable under Federal or state statutes and seeking repayment to ITS of all such amounts. The Trustee asserted that approximately $400,000 of lockbox transfers and $3,000,000 of intercompany transfers were made between the parties. In September, 2002 a settlement agreement was reached between the parties and the Trustee withdrew all claims for avoidable transfers. The Company credited other income for $1,073,000 to reverse the accrual for this potential liability

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company (but not on behalf of Larry H. Ramming, Charles Phillips, and the other entities affiliated with Larry H. Ramming) by paying the remaining unpaid $400,000 in March, 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

L. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Segments:

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the discontinued operations of ITS and Baylor business operations and further redefined the segments during 2002, as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. ITS, Baylor, Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

     Information concerning operations in the two business segments for the three and nine months ended September 30, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

                                               PREVENTION     RESPONSE     CONSOLIDATED
                                              ------------  ------------  --------------
Year Ended December 31, 2000
  Net operating revenues . . . . . . . . . .  $ 1,564,000   $ 9,249,000   $  10,813,000
  Operating income (loss). . . . . . . . . .     (893,000)   (2,470,000)     (3,363,000)
  Identifiable operating assets. . . . . . .    2,622,000    15,504,000      18,126,000
  Capital expenditures . . . . . . . . . . .            -       260,000         260,000
  Depreciation and amortization. . . . . . .      176,000     1,037,000       1,213,000
  Interest expense . . . . . . . . . . . . .      619,000     3,659,000       4,278,000

Year Ended December 31, 2001
  Net operating revenues . . . . . . . . . .  $ 5,189,000   $11,749,000   $  16,938,000
  Operating income (loss). . . . . . . . . .      913,000     3,494,000       4,407,000
  Identifiable operating assets. . . . . . .    5,439,000    12,315,000      17,754,000
  Capital expenditures . . . . . . . . . . .            -       221,000         221,000
  Depreciation and amortization. . . . . . .      342,000       902,000       1,244,000
  Interest expense . . . . . . . . . . . . .       68,000       155,000         223,000

Year Ended December 31, 2002
  Net operating revenues . . . . . . . . . .  $ 7,666,000   $ 6,436,000   $  14,102,000
  Operating Income (loss). . . . . . . . . .     (732,000)     (807,000)     (1,539,000)
  Identifiable operating assets. . . . . . .    3,828,000     3,208,000       7,036,000
  Capital expenditures . . . . . . . . . . .            -        98,000          98,000
  Depreciation and amortization. . . . . . .      617,000       585,000       1,202,000
  Interest expense . . . . . . . . . . . . .      416,000       349,000         765,000


     Revenue from major customers and concentration of credit risk:

     During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

            YEAR ENDED     YEAR ENDED     YEAR ENDED
            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                2000          2001          2002
            ------------  ------------  -------------
Customer A           34%           32%            14%
Customer B           15%            -             11%
Customer C            -            10%             -

     The  Company's  revenues  are  generated  geographically  as  follows:

                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                        2000           2001           2002
                    -------------  -------------  -------------
Domestic customers            68%            75%            55%
Foreign customers.            32%            25%            45%


     None of the Company's customers at December 31, 2000 and 2001 accounted for greater than ten percent of outstanding accounts receivable. One customer in Venezuela accounted fore more than 31% of the December 31, 2002 outstanding accounts receivable. One customer in Kuwait totaled 10% of total revenues and 55% of foreign revenues during the year ended December 31, 2001.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

                BOOTS AND COOTS INTERNATIONAL WELL-CONTROL, INC.

M.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The table below summarizes the unaudited quarterly results of operations for 2001 and 2002

                                                                     QUARTER  ENDED

2001                                        MARCH 31, 2001    JUNE 30, 2001    SEPTEMBER 30, 2001    DECEMBER 31, 2001
-----------------------------------------  ----------------  ---------------  --------------------  -------------------

Revenues                                   $     4,123,000   $    5,087,000   $         4,507,000   $        3,221,000
Loss from continuing operations                  1,318,000        1,425,000               284,000              660,000
Net income (loss)                                  767,000          976,000               117,000            (532 ,000)
Net income (loss) attributable to common
stockholders                                        33,000          282,000              (584,000)          (1,327,000)

Net income (loss) per common share:
        Basic                                         0.00             0.01                 (0.01)               (0.03)
        Diluted                                       0.00             0.01                 (0.01)               (0.03)


                                                                       QUARTER ENDED

2002                                       MARCH 31, 2002    JUNE 30, 2002    SEPTEMBER 30, 2002    DECEMBER 31, 2002
-----------------------------------------  ----------------  ---------------  --------------------  -------------------
Revenues                                   $     4,010,000   $    3,984,000   $         3,464,000   $       2,644 ,000
Income (loss) from continuing operations           (65,000)      (1,738,000)              888,000           (1,610,000)
Net income (loss)                               (1,830,000)      (7,160,000)            1,385,000           (1,575,000)
Net income (loss) attributable to common
stockholders                                    (2,660,000)      (7,922,000)              625,000           (2,335,000)

Net income (loss) per common share:
        Basic                                        (0.06)           (0.19)                 0.01                (0.04)
        Diluted                                      (0.06)           (0.19)                 0.01                (0.04)

     Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

N.   Events  Subsequent  to  December  31,  2002

     The following are disclosures of events subsequent to December 31, 2002 and are not disclosed elsewhere in these consolidated financial statements:

     Through March 28, 2003, 4,000 shares of the 12,000 total shares issued of the Company's Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred") were converted into 48,125 shares of the Company's common stock. The converted Jr. Preferred also included dividends which were paid in kind of 1,294 shares of preferred D.

     Through March 28, 2003, 2,119 shares of 5,254 total remaining shares of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") were converted into 282,534 shares of the Company's common stock. The converted Series C Preferred Stock conversion included dividends which were paid in kind of 369 shares of Series C Preferred Stock.

     Through March 28, 2003, 1,242 shares of 3,657 total shares of the Company's Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") were converted into 331,200 shares of the Company's common stock. The converted Series D Preferred Stock conversion included dividends which were paid in kind of 242 shares Series D Preferred Stock.

     In  March  2003,  the  Company's Subordinated Lender, Prudential, converted
83,232 shares of 97,240 total shares of the Company's series G cumulative convertible preferred stock ("Series G") into 12,062,462 shares of the Company's common stock. The converted series G consisted of the original 80,000 shares issued at a $100 face value, along with dividends which were paid in kind of 3,232 shares. Prudential is the only holder of Series G.

     Through March 28, 2003, 100,658 shares of 101,839 total remaining shares of the Company's Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock") were converted into 13,420,758 shares of the Company's common stock. The converted Series H Preferred Stock conversion included dividends which were paid in kind of 17,857 shares of Series H Preferred Stock.

     Through March 28, 2003, the Company's former chairman exercised 900,000 shares of stock options. There were also 390,514 shares of common stock issued under various stock option plans during from January 1, 2003 through March 28, 2003.