Form 10-K/A
period 2002-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-05-13
CIK 833845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 _______________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                 _______________
(MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule (2b-2) [ ].

     The aggregate market value of Common stock held by non-affiliate as of June 28, 2002 was $8,503,000.

     The number of shares of the issuer's common stock outstanding on March 28, 2003 was 71,187,727.

================================================================================

This amendment to the Form 10-K filed by the registrant with the Commission on March 31, 2003, corrects the fourth paragraph in Note L. Business Segment Information, Revenues from Major Customers and Concentration of Credit Risk.

     ORIGINAL  PARAGRAPH

     Information concerning operations in the two business segments for the three and nine months ended September 30, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

     CORRECTED  PARAGRAPH

     Information concerning operations in the two business segments for the years ended December 31, 2000, 2001 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.


This amendment to the Form 10-K filed by the registrant with the Commission on March 31, 2003, also adds the information required by Items 10 through 14 of
Part III of such form in lieu of including such information in a definitive proxy statement.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following tables list the names and ages of each director and/or executive officer of the Company, as well as those persons expected to make a significant contribution to the Company.

      NAME                AGE                       POSITION
      ----                ---  -------------------------------------------------

     K. Kirk Krist . . .   44  Chairman of the Board of Directors

     Brian Krause. . . .   47  Director, President

     Jerry L. Winchester   44  Director, Chief Executive Officer

     Thomas L. Easley      57  Director  (Vice President & Chief Financial
                                 Officer Through February 7, 2000)
     W. Richard Anderson   50  Director

     Tracy S. Turner . .   42  Director


BIOGRAPHIES  OF  EXECUTIVE  OFFICERS  AND  DIRECTORS


     K. Kirk Krist has served as a director since the acquisition of IWC Services by the Company on July 29, 1997. On December 4th, 2002, Mr. Krist was elected Chairman of the Board. Mr. Krist serves as a Class III Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2003. Mr. Krist has been a self-employed oil and gas investor and venture capitalist since 1982.

     Brian Krause has served as a director of the Company since the acquisition of IWC Services (Well Control Business Unit) by the Company on July 29, 1997. Mr. Krause serves as a Class III Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2003. Mr. Krause brings over 20 years of well control and firefighting experience to the Company. Before joining the group that founded IWC Services, Mr. Krause was employed for 18 years by the Red Adair Company, Houston, Texas. Mr. Krause joined the Red Adair Company as a Well Control Specialist in August 1978, was promoted to Vice President in June 1989 and was again promoted to Vice President & Senior Well Control Specialist in February 1994. During his tenure with the Red Adair Company, Mr. Krause participated in hundreds of well control events worldwide. Mr. Krause, along with Messrs. Henry, Hatteberg and Clayton, resigned from the Red Adair Company in August 1994 and began the independent business activities that led to the formation of IWC Services in May 1995. Mr. Krause was elected President of the Company in March, 2003.

     Jerry L. Winchester has served as a director since July 1997 and Chief Executive Officer since July 27, 2002. Mr. Winchester serves as a Class II Director for a term that will expire on the date of the next annual meeting of stockholders. Mr. Winchester formerly served as President and Chief Operating Officer of the Company from November 1, 1998. Before assuming these positions, Mr. Winchester was employed by Halliburton Energy Services until 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services.

     Thomas L. Easley served as Vice President and Chief Financial Officer of the Company since the acquisition of IWC Services by the Company on July 29, 1997 through February 7, 2000, at which time he resigned to pursue another business activity. Mr. Easley has served as a director since March 25, 1998. Mr. Easley serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2004. Mr. Easley serves on the Audit Committee beginning in 2003. From May 1995 through July 1996, Mr. Easley served as Vice President and Chief Financial Officer of DI Industries, Inc. a publicly held oil and gas drilling contractor with operations in the U.S., Mexico, Central America and South America. Previously, from June 1992 through May 1995, he served as Vice President, Finance of Huthnance International, Inc., a closely held offshore oil and gas drilling contractor. From February 7, 2000, through February 1, 2002, Mr. Easley served as Executive Vice President-Finance & Administration of Grant Geophysical, Inc., a closely-held seismic data acquisition and processing company. Mr. Easley currently provides business consulting and advisory services.

     W. Richard Anderson has served as a director since August 1999. Mr. Anderson serves as a Class II Director for a term that will expire on the date of the next annual meeting of stockholders.. Mr. Anderson also serves on the Audit Committee and the Compensation Committee. Mr. Anderson is the President,
Chief Financial officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

     Tracy Scott Turner has served as a director since November 2000. Mr. Turner serves as a Class II Director for a term that will expire on the date of the next annual meeting of stockholders.. Mr. Turner also serves on the Compensation and Audit Committee. Mr. Turner is also currently a principal at Geneva Associates, L.L.C., a merchant bank. In addition, Mr. Turner is the founding principal of Interra Ventures, L.L.C., a merchant bank which focuses on telecommunications and energy related investments. From 1993 to 1996, Mr. Turner served as a Senior Vice President of the Private Placement Group for ABN AMRO Bank. From 1986 to 1993, he was a Managing Director in the Private Placement Group for Canadian Imperial Bank of Commerce. Mr. Turner has an investment in and sits on the board of directors of Rio Bravo Exploration and Production. He also currently sits on the board of directors of Vertaport, Inc., Early Warning Corporation and Clean Air Research and Environmental and is a principal of Turner Land and Cattle Company and Southern Capital Partners, L.L.C. Mr. Turner is a managing member of Specialty Finance Fund I, L.L.C. Mr. Turner resigned from the Board of Directors effective May 7, 2003 for personal reasons.

     ITEM 11.  EXECUTIVE  COMPENSATION.

     The Summary Compensation Table below sets forth the cash and non-cash compensation information for the years ended December 31, 2000, 2001 and 2002 for the Chief Executive Officer and the other executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the most recent fiscal year.

                                      Annual Compensation               Long-Term Compensation
                            -----------------------------------  -----------------------------------
                                                                           Awards           Payouts
                                                                 -------------------------  --------
                                                     Other                     Securities
Name                                                 Annual      Restricted    Underlying             All Other
And                                                 Compen-         Stock       Options/     LTIP      Compen-
Principal                   Salary     Bonus        sation         Award(s)       SARs      Payouts    sation
Position             Year    ($)        ($)           ($)            ($)          (#)         ($)        ($)
-------------------  ----  --------  ----------  --------------  -----------  ------------  --------  ----------
Larry H. Ramming     2002   185,582                                                                     2,263(3)
  Former             2001   314,657                   71,162(1)               1,800,000(2)              3,343(3)
  Chairman, Chief    2000   295,605  174,402(4)
  Executive Officer
  and Chief
  Financial Officer
-------------------  ----  --------  ----------  --------------  -----------  ------------  --------  ----------
Jerry Winchester     2002   257,914                                                                     4,086(6)
  Chief Executive    2001   259,066                                           1,513,000(5)                3,287
  Officer            2000   259,480                                                                       3,109
-------------------  ----  --------  ----------  --------------  -----------  ------------  --------  ----------
Brian Krause         2002   165,552     15,000                                                          2,598(7)
  President          2001   172,643                                                                       1,391
                     2000   153,300                                                                         600
-------------------  ----  --------  ----------  --------------  -----------  ------------  --------  ----------

(1) Additional compensation in connection with modification of Mr. Ramming's employment agreement. See "Employment Arrangements" below for further detail.
(2)  1,800,000  shares  covered  by  options  are  vested.
(3)  Life  insurance  premium  as  required  by  employment  agreement.
(4) Represents the fair market value of 1,500 shares of Series C Preferred Stock of the Company and a warrant to purchase 150,000 shares of common stock at $0.75 per share issued for performance during 1999 and 2000. The fair market value was determined to be the face value for each share of Series C Preferred Stock ($100). A Black-Scholes model using the assumptions as set forth in Note I to the Financial Statements included herein was used to determine the fair market value of the warrants.
(5)  1,450,000  shares  covered  by  options  are  vested.
(6) Life insurance premium as required by employment agreements and matching contributions to 401(k) plan.
(7)  Matching  contributions  to  401(k)  plan.

                              AGGREGATED OPTION EXERCISES IN 2002
                                  AND 12/31/02 OPTION VALUES

                                          NUMBER OF                             NUMBER OF SECURITIES
                                      SECURITIES TO BE                         REMAINING AVAILABLE FOR
                                         ISSUED UPON     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                         EXERCISE OF     EXERCISE PRICE OF      EQUITY COMPENSATION
                                         OUTSTANDING    OUTSTANDING OPTIONS,  PLANS (EXCLUDING SECURITIES
                                           OPTIONS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A)
Plan Category
                                              (a)               (b)                      (c)

  Equity compensation plans approved
     by security holders . . . . . . . .   5,566,000                  0.69                5,601,000
  Equity compensation plans not approved
     by security holders . . . . . . . .           -                     -                        -
                                          ----------  --------------------  -----------------------

   Total . . . . . . . . . . . . . . . .   5,566,000                  0.69                5,601,000


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In the period covered by this report, none of the Company's executive officers served as a board member or member of a compensation committee or similar body for another company that had an executive officer serving as a member of the Company's Board of Directors or compensation committee.

     Compensation of Directors. Directors who are employees of the Company do not generally receive a retainer or fees for service on the board or any committees. Directors who are not employees of the Company receive a fee of $1,000 for attendance at each meeting of the Board or special committee meeting. The board has waived these fees for the year ended 2002 and through any meeting held so far in 2003. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or committees and for other reasonable expenses related to the performance of their duties as directors. In addition, pursuant to the 1997 Non-Employee Directors' Stock Option Plan, each non-employee director on the date of his or her election to the Board of Directors automatically will be granted a stock option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 15,000 shares of common stock for each year the non-employee director serves on the Board.

     Compensation Committee Reports. The Company's compensation committee is comprised of two or more persons appointed from time to time by, and serving at the discretion of, the Board of Directors. During 2002, the committee consisted of Messrs. Winchester and Turner. Mr. Winchester resigned from the Compensation Committee effective April 2002. The compensation committee, which was chaired by Mr. Krist, administers the Company's stock option plans, and in this capacity makes all option grants or awards to employees, including executive officers, under the plans. In addition, the compensation committee is responsible for making recommendations to the Board of Directors with respect to the compensation of the Company's chief executive officer and its other executive officers and for establishing compensation and employee benefit policies.
During  2002,  the  compensation  committee  held  meetings.

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

     Beginning in 1999 and continuing through 2002, the Board of Directors initiated efforts to alleviate the Company's liquidity problems and to improve its overall capital structure by endeavoring to restructure the Company's debt and equity positions. The program involved a series of steps designed to raise new operating capital, sell assets of certain subsidiaries, retire and modify the Company's existing senior debt, restructure its subordinated debt and increase its stockholders' equity. The Board agreed that the implementation of this program would require additional time, effort and responsibility from the Company's executive officers and its Board of Directors. Additionally, the Board recognized that, due to the scope of the challenges faced by the Company with its current debt and liquidity problems, and the high probability that the Company might not be successful in its reorganization efforts, the Board as a whole, the Chief Executive Officer and the Company's executive management faced increased risk and liabilities in the event of failure. The Board of Directors instructed the compensation committee to review and determine, in light of this program and the increased risks incurred, the most effective means in which to compensate and provide incentives for the Board as a whole, the Chief Executive Officer, the Company's executive management and it's non-employee outside directors. The committee established a bonus plan that awards the non executive employees a varying percentage of their base salary depending on how the Company performs against certain Ebitda goals and certain revenue goals. Mr. Winchester does not participate in this plan, Mr. Krause received a $15,000 bonus as a result of the Company achieving certain revenue goals

     1997  Outside  Directors'  Option  Plan. On November 12, 1997, the Board of
Directors of the Company adopted the 1997 Outside Directors' Option Plan (the "Directors' Plan") and the Company's stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 15,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Options to purchase shares of Common Stock have been granted under the Directors' Plan at an exercise price of $0.75 per share.

EMPLOYMENT  ARRANGEMENTS

     Mr. Ramming, the Company's Former Chairman and Chief Executive Officer, through 1997 was actively involved in a number of independent business activities and through such date did not devote his full time to the affairs of the Company. Mr. Ramming executed effective as of August 1, 1997, a one year employment agreement with the Company which allowed for his outside activities provided that he devoted such time to the Company's affairs as was reasonably necessary for the performance of his duties, with such activities not to be competitive with the Company's business and not to materially adversely affect his performance as an officer and director of the Company. Through December 31, 1997 Mr. Ramming's employment agreement provided for an annual salary of $125,000 and an annual automobile allowance of $12,000. Effective January 1, 1998, Mr. Ramming agreed to prospectively curtail all material outside business activities and under this interim employment arrangement, his annual salary was increased to $275,000. A five-year contract, effective April 1, 1999, was entered into with Mr. Ramming, which provided for an annual salary of $300,000 and an annual automobile allowance of $18,000. In August 1999, as a result of the Company's financial condition, Mr. Ramming voluntarily agreed to a deferral of payment of 25% of his monthly salary and vehicle allowance. Such deferral continued though May 2000. In connection with the employment contract entered in 1999, Mr. Ramming was granted an option to purchase up to 750,000 shares of the Company's common stock at a per share price of $1.55 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). The options vest ratably over five years at the anniversary date of the employment contract, conditioned upon continued employment at the time of each vesting and subject to immediate vesting based upon change of control which occurred. These options were voluntarily surrendered on two occasions and were reissued in October 2001 as an option for 900,000 shares of common stock at an exercise price of $0.55 per share.

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

     On June 27, 2002, Mr. Ramming elected to resign to pursue other interests. Mr. Ramming's contract was voided on that date and Mr. Ramming received certain claims which the Company believed to be of no value to the Company.

     Mr. Krist serves as Chairman of the Board of the Company. Mr. Krist's employment agreement, which was effective as of March 1, 2003, provides for an annual compensation is $150,000 and an annual automobile allowance of $12,000 commencing on February 15, 2003. Mr. Krist's agreement continues on a month to month basis until the Board of Directors determines that Mr. Krist's increased level of service to the Company is no longer required. The Board of Directors will notify Mr. Krist in writing when that time arrives, at which time the annual compensation of $150,000 shall immediately cease and the employment agreement will terminate.

     In order to compensate Mr. Krist for his increased level of service performed from October 1, 2002 to January 31, 2003, Mr. Krist receives additional compensation at the rate of $7,000 per month for a period of ten months. Since this additional compensation is for services already performed, this compensation shall be paid whether or not the agreement is terminated prior to the expiration of the ten month period. At this time Mr. Krist is deferring this compensation and will be paid at a later date.

     Mr. Winchester serves as Chief Operating Officer of the Company. Mr. Winchester's employment agreement, which was effective as of November 1, 1998, provides for an annual salary of $250,000 and an annual automobile allowance of $12,000. In addition, Mr. Winchester was granted an option to purchase up to 1,000,000 shares of common stock of the Company at a per share price of $1.91 (85% of the last bid price of such common stock on the American Stock Exchange on the date immediately preceding the contract effectiveness date). 200,000 of such options vested upon execution of this contract. The balance vests at the rate of 200,000 options per year at the anniversary date, conditioned upon continued employment at the time of each vesting. These options were voluntarily surrendered on two occasions and were reissued in October 2001 as an option for 1,080,000 shares of common stock at an exercise price of $0.55 per share.

     Mr. Krause serves as President of the Company. Mr. Krause's does not currently have an employment agreement. Mr. Krause's base salary is $150,000 per year, an auto allowance of $12,000 per year and is a participant in the Company's incentive stock plans and the executive compensation plan. Mr. Krause is also eligible to participate in the employees' quarterly bonus plan which is based on reaching certain revenue targets during the year.

     The following graph compares the Company's total stockholder return on its common stock for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 with the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy
Composite  Index  over  the  same  period.

                               [GRAPHIC OMITTED]

                                                12/98   12/99   12/00   12/01   12/02
----------------------------------------------  ------  ------  ------  ------  ------
Boots & Coots International Well Control, Inc.  100.00   14.58   16.67   16.67    5.33
S&P 500 Index                                   100.00  119.53  107.41   93.40   71.57
S&P Energy Composite Index                      100.00  117.80  136.38  150.51  130.49
----------------------------------------------  ------  ------  ------  ------  ------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 9, 2003, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock;
(ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

               NAME AND ADDRESS OF                       AMOUNT AND NATURE OF
               BENEFICIAL OWNER(1)                       BENEFICIAL OWNERSHIP  PERCENT OF CLASS
               -------------------                       --------------------  ----------------
       Brian Krause                                         44,951 (2)                 *
       Jerry L. Winchester                                  65,253 (3)                 *
       K. Kirk Krist                                       402,800 (4)                 *
       Thomas L. Easley                                    217,272                     *
       W. Richard Anderson                                 341,762 (5)                 *
       Tracy S. Turner                                      16,719 (6)                 *
       Specialty Finance Fund I, L.L.C.                  4,052,808 (7)               4.7%
       Prudential Insurance Company of America           31,220,991(8)              27.8%
       All executive officers and directors as a group
         (nine persons)                                     1,028,757                13 %
                                                         -------------

__________

     *    less  than  1%

     (1) Unless otherwise noted, the business address for purposes hereof for each person listed is 11615 N. Houston Rosslyn , Houston, Texas 77086. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

     (2) Includes warrants and/or options to purchase 44,951 shares of common stock.

     (3) Includes warrants and/or options to purchase 61,031 shares of common stock.

     (4) Includes warrants and/or options to purchase 81,762 shares of common stock.


     (5) Includes warrants and/or options to purchase 231,762 shares of common stock and preferred stock convertible into 100,000 shares of common stock.

     (6) Tracy S. Turner may also own beneficially all of the shares owned by Specialty Finance Fund I, L.L.C., as a Managing Member.

     (7) Includes warrants to purchase 3,881,649 shares of common stock and preferred stock convertible into 171,159 shares of common stock.

     (8) Includes warrants to purchase 17,166,891 shares of common stock and preferred stock convertible into 19,054,100 of common stock.


ITEM  13.  CERTAIN  RELATED  PARTY  TRANSACTIONS

     None.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BOOTS  &  COOTS  INTERNATIONAL  WELL
                                         CONTROL,  INC.

                                         BY:  /S/  JERRY  WINCHESTER
                                              -------------------------------
                                                    JERRY WINCHESTER,
                                                 CHIEF EXECUTIVE OFFICER


DATE:     MAY  13,  2003