Form 10-Q
period 2003-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-05-15
CIK 833845

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

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                 _______________

                         COMMISSION FILE NUMBER 1-13817

                           BOOTS & COOTS INTERNATIONAL
                               WELL CONTROL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     11-2908692
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

     11615 N. HOUSTON ROSSYLN
           HOUSTON, TEXAS                                   77086
(Address of principal executive offices)                  (Zip Code)

                                 (281) 931-8884
               Registrant's telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes  [ ]  No  [X]

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 13, 2003, was 82,767,293.

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

                                       PART I
                               FINANCIAL INFORMATION
                                    (UNAUDITED)

                                                                              PAGE
                                                                              -----
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . 3
         Condensed Consolidated Statements of Operations. . . . . . . . . . . . . 4
         Condensed Consolidated Statements of Stockholders' Equity (Deficit). . . 5
         Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . 6
         Notes to Condensed Consolidated Financial Statements . . . . . . . .  7-12
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . . . . 12-19
Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . .19
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . .19

                                    PART II
                                OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . .20
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .20
Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . . . . . .21
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .21
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 21-24


                              BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                              ASSETS
                                                                                DECEMBER 31,     MARCH 31,
                                                                                    2002           2003
                                                                               --------------  -------------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $     261,000   $  2,008,000
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,868,000      3,960,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,000              -
  Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .        212,000        188,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        620,000        444,000
                                                                               --------------  -------------
                  Total current assets. . . . . . . . . . . . . . . . . . . .      4,030,000      6,600,000
                                                                               --------------  -------------

PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . . . . . . . . . .      3,000,000      3,395,000

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000          5,000
                                                                               --------------  -------------
                  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $   7,036,000   $ 10,000,000
                                                                               ==============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $  15,000,000   $ 14,706,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,939,000      2,426,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,897,000      1,921,000
  Liabilities of discontinued operations. . . . . . . . . . . . . . . . . . .      1,188,000      1,047,000
                                                                               --------------  -------------
                  Total current liabilities . . . . . . . . . . . . . . . . .     21,024,000     20,100,000
                                                                               --------------  -------------

                  Total liabilities . . . . . . . . . . . . . . . . . . . . .     21,024,000     20,100,000
                                                                               --------------  -------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . .              -              -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     331,000 and 129,000 shares issued and outstanding
     at December 31, 2002 and March 31, 2003, respectively) . . . . . . . . .              -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     44,862,000 and 73,074,000 shares issued and outstanding
     at December 31, 2002 and March 31, 2003, respectively) . . . . . . . . .              -          1,000
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     59,832,000     61,214,000
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . .       (438,000)      (514,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (73,382,000)   (70,801,000)
                                                                               --------------  -------------
                  Total stockholders' equity (deficit). . . . . . . . . . . .    (13,988,000)   (10,100,000)
                                                                               --------------  -------------
                  Total liabilities and stockholders' equity (deficit). . . .  $   7,036,000   $ 10,000,000
                                                                               ==============  =============

     See accompanying notes to condensed consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
                                                                       2002            2003
                                                                  --------------  ---------------
REVENUES
  Service. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,010,000   $     4,302,000
  Equipment sales. . . . . . . . . . . . . . . . . . . . . . . .              -         6,629,000
                                                                  --------------  ---------------
     Total Revenues. . . . . . . . . . . . . . . . . . . . . . .      4,010,000        10,931,000

  COSTS OF SALES
  Service. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,369,000           881,000
  Equipment sales. . . . . . . . . . . . . . . . . . . . . . . .              -         3,082,000
                                                                  --------------  ---------------
     Total Costs of Sales. . . . . . . . . . . . . . . . . . . .      1,369,000         3,963,000

     Gross Margin. . . . . . . . . . . . . . . . . . . . . . . .      2,641,000         6,968,000

  Operating expenses . . . . . . . . . . . . . . . . . . . . . .      1,626,000         1,859,000
  Selling, general and administrative. . . . . . . . . . . . . .        679,000           837,000
  Depreciation and amortization. . . . . . . . . . . . . . . . .        286,000           245,000
                                                                  --------------  ---------------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .         50,000         4,027,000

INTEREST EXPENSE (INCOME) AND OTHER. . . . . . . . . . . . . . .        100,000           425,000
                                                                  --------------  ---------------

                                                                        (50,000)        3,602,000
INCOME (LOSS) FROM CONTINUING OPERATIONS, before income taxes
INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . . . . .         15,000           304,000
                                                                  --------------  ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . . . . . . .        (65,000)        3,298,000

LOSS (INCOME) FROM DISCONTINUED OPERATIONS, net of income taxes.     (1,765,000)           15,000
                                                                  --------------  ---------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .     (1,830,000)        3,313,000

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS . . . . . . . . . .        830,000           732,000
                                                                  --------------  ---------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. . . . . .  $  (2,660,000)  $     2,581,000
                                                                  ==============  ===============

Basic Earnings (Loss) per Common Share:
   Continuing Operations . . . . . . . . . . . . . . . . . . . .  $       (0.02)  $          0.05
                                                                  ==============  ===============
   Discontinued Operations . . . . . . . . . . . . . . . . . . .  $       (0.04)  $          0.00
                                                                  ==============  ===============
   Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $       (0.06)  $          0.05
                                                                  ==============  ===============

Weighted Average Common Shares Outstanding - Basic . . . . . . .     41,442,000        53,978,000
                                                                  ==============  ===============

Diluted Earnings (Loss) per Common Share:
   Continuing Operations . . . . . . . . . . . . . . . . . . . .  $       (0.02)  $          0.04
                                                                  ==============  ===============
   Discontinued Operations . . . . . . . . . . . . . . . . . . .  $       (0.04)  $          0.00
                                                                  ==============  ===============
   Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $       (0.06)  $          0.04
                                                                  ==============  ===============

Weighted Average Common Shares Outstanding - Diluted . . . . . .     41,442,000        72,245,000
                                                                  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                                       BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               THREE MONTHS ENDED MARCH 31, 2003
                                                          (UNAUDITED)


                                                                                                                 ACCUMULATED
                                        PREFERRED STOCK         COMMON STOCK                     ADDITIONAL         OTHER
                                     ---------------------  ---------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE
                                      SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT          LOSS
                                     ---------  ----------  ----------  ---------  -----------  -------------  ---------------
BALANCES, December 31, 2002 . . . .   331,000   $        -  44,862,000  $       -  $59,832,000  $(73,382,000)  $     (438,000)
 Warrant discount accretion   . . .         -            -           -          -       13,000       (13,000)               -
  Common stock options exercised. .         -            -   1,291,000          -      651,000             -                -
  Preferred stock conversion to
    common stock. . . . . . . . . .  (202,000)           -  26,921,000          -            -             -                -
  Preferred stock
    dividends accrued . . . . . . .         -            -           -          -      719,000      (719,000)               -
  Net income (loss)      .. . . . .         -            -           -          -            -     3,313,000                -
  Foreign currency translation loss         -            -           -          -            -             -          (76,000)
                                     ---------  ----------  ----------  ---------  -----------  -------------  ---------------
  Comprehensive income   .. . . . .         -            -           -          -            -     3,313,000          (76,000)
                                     ---------  ----------  ----------  ---------  -----------  -------------  ---------------
BALANCES, March 31, 2003
                                      129,000   $        -  73,074,000  $   1,000  $61,214,000  $(70,801,000)  $     (514,000)
                                     =========  ==========  ==========  =========  ===========  =============  ===============

                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                       (DEFICIT)
                                     -------------
BALANCES, December 31, 2002 . . . .  $(13,988,000)
 Warrant discount accretion   .
  Common stock options exercised. .       651,000
  Preferred stock conversion to
    common stock. . . . . . . . . .             -
  Preferred stock
    dividends accrued . . . . . . .             -
  Net income (loss)      .. . . . .     3,313,000
  Foreign currency translation loss       (76,000)
                                     -------------
  Comprehensive income   .. . . . .     3,237,000
                                     -------------
BALANCES, March 31, 2003
                                     $(10,100,000)
                                     =============

     See accompanying notes to condensed consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       --------------------------
                                                                           2002          2003
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,830,000)  $ 3,313,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .      286,000       245,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . .       15,000             -
     Gain on sale of assets . . . . . . . . . . . . . . . . . . . . .       (3,000)            -
     Other non cash charges . . . . . . . . . . . . . . . . . . . . .            -       392,000
                                                                       ------------  ------------
     Net cash provided by  operating activities before
        changes in operating assets and liabilities:. . . . . . . . .   (1,532,000)    3,950,000

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .     (127,000)   (1,092,000)
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . . .      513,000        69,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     (379,000)            -
     Prepaid expenses and other current assets. . . . . . . . . . . .      310,000       164,000
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       28,000        13,000
     Accounts payable and accrued liabilities . . . . . . . . . . . .    1,019,000      (224,000)
     Change in net assets and liabilities of discontinued operations.      813,000      (117,000)
                                                                       ------------  ------------
     Net cash provided by operating activities. . . . . . . . . . . .      645,000     2,763,000
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . . .      (36,000)   (1,032,000)
     Proceeds from sale of property and equipment . . . . . . . . . .        3,000             -
                                                                       ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . . .      (33,000)   (1,032,000)
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock  options exercised. . . . . . . . . . . . . . . . .            -       651,000
     Proceeds from short term senior debt financing . . . . . . . . .            -       200,000
     Payments of  short term senior debt financing. . . . . . . . . .            -      (700,000)
     Repayments to pledging arrangements. . . . . . . . . . . . . . .     (148,000)      (59,000)
                                                                       ------------  ------------
     Net cash provided by (used in) financing activities. . . . . . .     (148,000)       92,000
                                                                       ------------  ------------
     Impact of foreign currency on cash . . . . . . . . . . . . . . .            -       (76,000)
     Net increase in cash and cash equivalents. . . . . . . . . . . .      464,000     1,747,000

CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . . .      303,000       261,000
                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . . .  $   767,000   $ 2,008,000
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest. . . . . . . . . . . . . . . . . . . . .  $    94,000        60,000
      Cash paid for income taxes. . . . . . . . . . . . . . . . . . .            -       262,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Stock and warrant accretions. . . . . . . . . . . . . . . . . .       13,000        13,000
      Preferred stock dividends accrued . . . . . . . . . . . . . . .      817,000       719,000
      Preferred stock issued for settlement . . . . . . . . . . . . .       19,000             -

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

A.  GOING  CONCERN

     At March 31, 2003, the Company had a working capital deficit of $13,500,000 and a total stockholders' deficit of $10,100,000. In addition, the Company is currently in default under its loan agreements with The Prudential Insurance Company of America and Specialty Finance Fund 1, LLC, and, as a consequence, these lenders and the participants in the Specialty Finance credit facility may accelerate the maturity of their obligations at any time. As of the date of this quarterly report on Form 10-Q, the Company has not received notice from any lender of acceleration nor any demand for repayment. All of these obligations have been classified as current liabilities at March 31, 2003 in the accompanying condensed consolidated balance sheet. See Note F for further discussion of the Company's debt. The Company also has significant past due vendor payables at March 31, 2003.

     During the quarter ended March 31, 2003, the Company's short term liquidity improved as a consequence of certain asset sales, which resulted in net proceeds (after replacement costs) to the Company of approximately $2 million. A portion of these proceeds were used to repay $700,000 plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also applied $400,000 of the proceeds to settle the Calicutt lawsuit (See Note G for further discussion) and to reduce payables owing to certain of the Company's significant vendors.

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

     During the first quarter of 2003, there was a significant increase in demand for the Company's services and equipment, particularly internationally and specifically in the Middle East in connection with the war in Iraq. Such increase in activity resulted in the Company generating income from operations of $4,027,000 for the first quarter of 2003. While these developments have positively impacted the Company's near-term liquidity, there can be no assurance that the cash flows generated from such activities will be sufficient to meet the Company's near-term liquidity needs. In addition, while the Company has recently been able to pay its critical vendors for current services and materials, there remain significant overdue payables which the Company has been unable to satisfy.

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

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form

10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not be misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2002, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three-month periods ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year.

C.  STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation granted under it's the long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the three month periods ended March 31, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                          THREE MONTHS   THREE MONTHS
                                             ENDED           ENDED
                                           MARCH 31,       MARCH 31,
                                              2002           2003
                                         --------------  -------------
Net income (loss) to common
   stockholders as reported . . . . . .  $  (2,660,000)  $   2,581,000
Less total stock based employee
  compensation expense determined
  under fair value based method for all
  awards, net of tax related effects. .        186,000          64,000
                                         --------------  -------------
Pro forma net income (loss) to
      common stockholders . . . . . . .  $  (2,846,000)  $   2,517,000
                                         --------------  -------------
Basic net income (loss) per share
      As reported . . . . . . . . . . .  $       (0.06)  $        0.05
      Pro forma . . . . . . . . . . . .  $       (0.07)  $        0.05
Diluted net income (loss) per share
      As reported . . . . . . . . . . .  $       (0.06)  $        0.04
      Pro forma . . . . . . . . . . . .  $       (0.07)  $        0.03


D.  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. The Company adopted SFAS No. 143 effective January 1, 2003, as required. The adoption of SFAS No. 143 did not have a material impact on Company's condensed consolidated financial position or results of operations.

     In December 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not currently intend to adopt the fair value method of accounting for stock-based compensation, however it has adopted the disclosure provisions of SFAS No. 148.

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

E.  DISCONTINUED  OPERATIONS

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

     The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:


                                                                DECEMBER 31,   MARCH 31,
                                                                    2002          2003
                                                                -------------  ----------
  Cash
  Receivables - net. . . . . . . . . . . . . . . . . . . . . .        174,000     188,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . .         38,000           -
                                                                -------------  ----------
                  Total assets . . . . . . . . . . . . . . . .  $     212,000  $  188,000
                                                                =============  ==========

  Short term debt and current maturities of long-term debt and
     notes payable . . . . . . . . . . . . . . . . . . . . . .  $      32,000  $
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        801,000     715,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .        355,000     332,000
                                                                -------------  ----------
                  Total liabilities. . . . . . . . . . . . . .  $   1,188,000  $1,047,000
                                                                =============  ==========

     Reconciliation  of  change  in  net asset value of discontinued operations:
                  Balance  of  net  liability  of  discontinued
                    operations at December 31,  2002                         $  (976,000)
                  Income  from discontinued operations                            15,000
                  Intercompany transfers                                         102,000
                                                                             ------------
                  Balance of net liability of discontinued operations
                    at March 31, 2003                                        $  (859,000)
                                                                             ============

F.  LONG-TERM  DEBT  AND  NOTES  PAYABLE

     As of March 31, 2003, the Company was not in compliance with the ratio tests for the trailing twelve month period under its loan agreement with the Prudential Insurance Company of America and the Company did not receive a waiver from Prudential for this period. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of May 14, 2003, the Company has not received a written notice of default from Prudential and the Company is in discussion with Prudential to secure a forbearance agreement.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant.
However, in the loan documentation, the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. As of May
14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of May 14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility.

     On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights. This settlement consisted of $300,000 of cash and $100,000 in notes maturing in six months.

G.  COMMITMENTS  AND  CONTINGENCIES

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company (but not on behalf of Larry H. Ramming, Charles Phillips, and the other entities affiliated with Larry H. Ramming) by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

H.  EARNINGS  PER  SHARE

     Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) attributable to common shareholders per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income attributable to common shareholders were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2003:

                                                Three Months Ended
                                                    March 31,
                                              -----------------------
                                                 2002        2003
                                              ----------  -----------
Weighted average common shares outstanding:
Basic. . . . . . . . . . . . . . . . . . . .  41,442,000   53,978,000
Senior convertible debt. . . . . . . . . . .           -    1,333,000
Convertible preferred stock. . . . . . . . .           -   16,931,000
Stock purchase warrants (a). . . . . . . . .           -            -
Stock options (b). . . . . . . . . . . . . .           -        3,000
                                              ----------  -----------
Diluted. . . . . . . . . . . . . . . . . . .  41,442,000   72,245,000
                                              ----------  -----------

(a) Stock purchase warrants to purchase 35,471,000 shares and 31,595,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three months ended March 31, 2002 and 2003, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(b) Common stock options to purchase 7,848,000 shares and 1,443,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three months ended March 31, 2002 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

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

     Information concerning operations in the two business segments for the three months ended March 31, 2002 and 2003 is presented below.

                                     PREVENTION    RESPONSE    CONSOLIDATED
                                     -----------  -----------  -------------
Three months Ended March 31, 2002:
  Net Operating Revenues. . . . . .  $ 1,729,000  $2,281,000   $   4,010,000
  Operating Income (Loss) . . . . .      105,000     (55,000)         50,000
  Identifiable Operating Assets . .    3,034,000   4,002,000       7,036,000
  Capital Expenditures. . . . . . .       16,000      20,000          36,000
  Depreciation and Amortization . .      109,000     177,000         286,000
  Interest Expense and Other. . . .       45,000      55,000         100,000

Three months Ended March 31, 2003:
  Net Operating Revenues. . . . . .  $ 8,659,000  $2,272,000   $  10,931,000
  Operating Income (Loss) . . . . .    2,978,000   1,049,000       4,027,000
  Identifiable Operating Assets . .    7,922,000   2,078,000      10,000,000
  Capital Expenditures. . . . . . .      817,000     215,000       1,032,000
  Depreciation and Amortization . .      194,000      51,000         245,000
  Interest Expense and Other. . . .      337,000      88,000         425,000

     For the three-month periods ended March 31, 2002 and 2003, the Company's revenue mix between domestic and foreign sales were (domestic 70%, foreign 30%) and (domestic 80%, foreign 20%), respectively.

J.   SUBSEQUENT EVENTS

     From April 1, 2003 through May 13, 2003, the remaining 8,000 shares of the 12,000 total shares issued of the Company's Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred") were converted into 407,842 shares of the Company's common stock.

     From April 1, 2003 through May 13, 2003, 1,246 shares of 1,246 total remaining shares of the Company's Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock") were converted into 166,113 shares of the Company's common stock. The converted Series H Preferred Stock conversion included dividends which were paid in kind of 221 shares of Series H Preferred Stock.

     From April 1, 2003 through May 13, 2003, the were 1,598,026 shares of common stock issued under various stock option plans and 7,146,344 shares of common stock issued from the exercise of warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides save harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10 - Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

     While it is not possible to identify all factors, we face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in this 10-Q, our press releases and our Forms 10-Q, 8-K and 10-K filed with to the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

OVERVIEW

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

     AMEX may institute immediate delisting proceedings as a consequence of the Company's failure to achieve compliance its continued listing standards. AMEX recently requested that the Company submit a letter requesting that the AMEX grant the company an additional two quarters to attain compliance as a consequence of recent business improvements. The Company is preparing such a request.

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

     Revenue Recognition - Revenue is recognized on the Company's service contracts primarily on the basis of contractual day rates as the work is completed. On a small number of turnkey contracts, revenue may be recognized on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from equipment sales is recognized upon customer acceptance and contract completion.

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

RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company's periodic reports previously filed with the SEC.

     Information concerning operations in different business segments for the three months ended March 31, 2002 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                         2002         2003
                                      -----------  -----------
REVENUES
  Prevention . . . . . . . . . . . .  $1,729,000   $ 8,659,000
  Response . . . . . . . . . . . . .   2,281,000     2,272,000
                                      -----------  -----------
                                      $4,010,000   $10,931,000
                                      -----------  -----------
COST OF SALES
  Prevention . . . . . . . . . . . .  $  416,000   $ 3,308,000
  Response . . . . . . . . . . . . .     953,000       655,000
                                      -----------  -----------
                                      $1,369,000   $ 3,963,000
                                      -----------  -----------
OPERATING EXPENSES(1)
  Prevention . . . . . . . . . . . .  $  806,000   $ 1,516,000
  Response . . . . . . . . . . . . .     820,000       343,000
                                      -----------  -----------
                                      $1,626,000   $ 1,859,000
                                      -----------  -----------
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES  (2)
  Prevention . . . . . . . . . . . .  $  293,000   $   663,000
  Response . . . . . . . . . . . . .     386,000       174,000
                                      -----------  -----------
                                      $  679,000   $   837,000
                                      -----------  -----------
DEPRECIATION AND AMORTIZATION (3)
  Prevention . . . . . . . . . . . .  $  109,000   $   194,000
  Response . . . . . . . . . . . . .     177,000        51,000
                                      -----------  -----------
                                      $  286,000   $   245,000
                                      -----------  -----------
OPERATING INCOME (LOSS)
  Prevention . . . . . . . . . . . .  $  105,000   $ 2,978,000
  Response . . . . . . . . . . . . .     (55,000)    1,049,000
                                      -----------  -----------
                                      $   50,000   $ 4,027,000
                                      -----------  -----------


     (1) Operating expenses have been allocated pro rata among segments based upon relative revenues.
     (2) Corporate selling, general and administrative expenses have been allocated pro rata among segments based upon relative revenues.
     (3) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 WITH THE THREE MONTHS ENDED MARCH 31, 2002

Revenues

     Prevention revenues were $8,659,000 for the three months ended March 31, 2003, compared to $1,729,000 for the three months ended March 31, 2002, representing an increase of $6,930,000 (400.8%) in the current year. Increases during the first quarter of 2003 were the result of proceeds from certain equipment sales.

     Response revenues were $2,272,000 for the three months ended March 31, 2003, compared to $2,281,000 for the three months ended March 31, 2002, a decrease of $9,000 (0.4%). During the first quarter of 2003 the company acted as lead contractor in Iraq and billed for firefighters and engineers to be in Kuwait or Iraq as needed. The first quarter of 2002 included a large well control event also.

Cost  of  Sales

     Prevention cost of sales were $3,308,000 for the three months ended March 31, 2003, compared to $416,000 for the three months ended March 31, 2002, an increase of $2,892,000 (695.1%) in the current quarter. The increase was a result of additional labor and travel costs and costs of equipment sales related to the previously mentioned increase in revenue.

     Response cost of sales were $655,000 for the three months ended March 31, 2003, compared to $953,000 for the three months ended March 31, 2002, a decrease of $298,000 (31.3%) in the current year. The decrease in cost of sales is due to the use of the Company's own workforce for the work in Kuwait and Iraq in 2003. The 2002 period include a less profitable large well control event that required higher than usual third party costs.

Operating  Expenses

     Consolidated operating expenses were $1,859,000 for the three months ended March 31, 2003, compared to $1,626,000 for the three months ended March 31, 2002, an increase of $233,000 (14.3%) in the current quarter. The increase was a result of additional labor, insurance and travel costs related to the previously mentioned increase in revenue. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $837,000 for the three months ended March 31, 2003, compared to $679,000 for the three months ended March 31, 2002, an increase of $158,000 (23%) from the prior year. These increases are due to the higher costs related to working in a war zone and to costs related to the Company's restructuring initiatives. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the reduction in the depreciable asset base between 2002 and 2003. As previously footnoted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among the segments on the basis of relative revenue.

Interest  Expense  and  Other,  Including  Finance  Costs

     The increase in interest and other expenses of $325,000 for the three months ended March 31, 2003, as compared to the prior year period is primarily a result of increasing the face value of the Prudential debt at December 31, 2002, per the loan agreement and was partially offset by the interest expense incurred in connection with the pledging of receivables in the prior year and financing fees related to the Prudential waiver discussed below as compared to nominal interest expense in the prior year period.

Income  Tax  Expense

     Income taxes for the three months ended March 31, 2002 and 2003 are a result of taxable income in the Company's foreign operations.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

LIQUIDITY

     At March 31, 2003, the Company had a working capital deficit of $13,500,000 and a total stockholders' deficit of $10,100,000. In addition, the Company is currently in default under its loan agreements with The Prudential Insurance Company of America and Specialty Finance Fund 1, LLC, and, as a consequence, these lenders and the participants in the Specialty Finance credit facility may accelerate the maturity of their obligations at any time. As of the date of this quarterly report on Form 10-Q, the Company has not received notice from any lender of acceleration nor any demand for repayment. All of these obligations have been classified as current liabilities at March 31, 2003 in the accompanying condensed consolidated balance sheet. See Note F for further discussion of the Company's debt. The Company also had significant past due vendor payables at March 31, 2003.

     During the quarter ended March 31, 2003, the Company's short term liquidity improved as a consequence of certain asset sales, which resulted in net proceeds (after replacement costs) to the Company of approximately $2 million. A portion of these proceeds were used to pay $700,000 plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also applied a portion of the proceeds to pay $400,000 to settle the Calicutt lawsuit (See Note G for further discussion) and to reduce payables owing to certain of the Company's significant vendors.

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

     During the first quarter of 2003, there was a significant increase in demand for the Company's services and equipment, particularly internationally and specifically in the Middle East in connection with the war in Iraq. Such increase in activity resulted in the Company generating income from operations of $4,027,000 for the first quarter of 2003. While these developments have positively impacted the Company's near-term liquidity, there can be no assurance that the cash flows generated from such activities will be sufficient to meet the Company's near-term liquidity needs. In addition, while the Company has recently been able to pay its critical vendors for current services and materials, there remain significant overdue payables which the Company has been unable to satisfy.

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

      Credit  Facilities/Capital  Resources

     As of December 31, 2002, the Company was not in compliance with the ratio tests for the trailing twelve-month period under its loan agreement with the Prudential Insurance Company of America and the Company did not receive a waiver from Prudential for this period. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. Accordingly, the Company has classified this obligation as a current liability on its balance sheet. As of May 14, 2003, the Company has not received a written notice of default from Prudential and the Company is discussing with Prudential to secure a Forbearance agreement.

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allows the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company paid certain fees to KBK for the facility and will pay additional fees of one percent per annum on the unused portion of the facility and a termination fee of up to two percent of the maximum amount of the facility. The facility provides the Company an initial advance of eighty-five percent of the gross amount of each receivable pledged to KBK. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK are secured by a first lien on certain other accounts receivable of the Company. The facility also provides for financial reporting and other covenants similar to those in favor of the senior lender of the Company. The Company had $109,000 and $0 of its accounts receivable pledged to KBK that remained uncollected as of December 31, 2002 and March 31, 2003, respectively and, accordingly, these amounts have been classified as restricted asset, on the balance sheet as of both dates. Included in the December 31, 2002 and March 31, 2003 balance sheets is $38,000 and $0, respectively of restricted assets related to discontinued operations. In addition, as of December 31, 2002 and March 31, 2003 the Company's cash balances include $9,000 and $0, respectively representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant.
However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. As of May
14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of May 14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility.

     On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights. This settlement consisted of $300,000 of cash and $100,000 in notes maturing in six months.


               FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------------
DESCRIPTION                       2003        2004      2005      2006    THEREAFTER
-----------------------------  -----------  --------  --------  --------  -----------

Long term debt and notes
 payable including short term
debt (1) . . . . . . . . . . . $10,221,000         -         -         -            -
-----------------------------  -----------  --------  --------  --------  -----------
Future minimum lease
payments. . . . . . . . . . .  $   581,000  $640,000  $421,000  $208,000  $   208,000
-----------------------------  -----------  --------  --------  --------  -----------

Total commitments . . . . . .  $10,802,000  $640,000  $421,000  $208,000  $   208,000
-----------------------------  -----------  --------  --------  --------  -----------

     (1) Accrued interest totaling $4,485,000 is included in the Company's 12% Senior Subordinated Note at March 31, 2003, due to the accounting for a troubled debt restructuring during 2000, but has been excluded from the above presentation. Accrued interest calculated through December
          31, 2002, will be deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2002, began on March 31, 2003, and will continue quarterly until December 30, 2005.

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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended March 31, 2002 and March 31, 2003, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $21,000 and $17,000, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended March 31, 2002 and 2003 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $232,000 and $57,000 at March 31, 2002 and 2003, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

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

Ramming, Charles Phillips, and the other entities affiliated with Larry H. Ramming) by paying the remaining unpaid $400,000 in March, 2003.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Through March 31, 2003, 12,000 shares of the 12,000 total shares issued of the Company's Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred") were converted into 161,924 shares of the Company's common stock. The converted Jr. Preferred also included dividends which were paid in kind of 1,294 shares of preferred D.

     Through March 31, 2003, 2,119 shares of 5,379 total remaining shares of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") were converted into 282,534 shares of the Company's common stock. The converted Series C Preferred Stock conversion included dividends which were paid in kind of 492 shares of Series C Preferred Stock.

     Through March 31, 2003, 3,726 shares of 3,726 total shares of the Company's Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") were converted into 993,600 shares of the Company's common stock. The converted Series D Preferred Stock conversion included dividends which were paid in kind of 312 shares Series D Preferred Stock.

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

     Through March 31, 2003, 100,658 shares of 101,839 total remaining shares of the Company's Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock") were converted into 13,420,758 shares of the Company's common stock. The converted Series H Preferred Stock conversion included dividends which were paid in kind of 17,857 shares of Series H Preferred Stock.

     Through March 31, 2003, the Company's former chairman exercised 900,000 shares of stock options. There were also 390,514 shares of common stock issued under various stock option plans from January 1, 2003 through March 28, 2003.

     These  issuances  were  structured as exempt private placements pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     The Subordinated Note Restructuring Agreement between the Company and The Prudential Insurance Company of America contains customary affirmative and negative covenants, including that the Company not permit the ratio of its total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing twelve months to be greater than 3.25 to 1 or the ratio of its EBITDA to consolidated interest expense to be less than 2.9 to 1. As of March 31, 2003, the Company was not in compliance with the ratio tests for the trailing twelve month period and the Company did not receive a waiver from Prudential for this period. Under the Subordinated Note Restructuring Agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. As of May 14, 2003, the Company has not received a written notice of default from Prudential As of May 14, 2003, the Company has not received a written notice of default from Prudential and the Company is in discussion with Prudential to secure a forbearance agreement. Accordingly, the Company has classified this note as short term in the condensed consolidated balance sheet at March 31, 2003.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 100,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 100,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participation has been repaid nor has the

Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 33,334 shares of common stock to the participating lenders at closing and issued an additional 33,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. As of May 14, 2003, none of the loan participations have been repaid nor has the Company received formal demand for payment from the loan participants. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation is 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. As of May
14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.

     On July 8, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation is 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. As of May 14, 2003, none of the loan participation has been repaid nor has the Company received formal demand for payment from the loan participant. However, in the loan documentation the Company has waived the notices which might otherwise be required by law and, as a consequence, the loan participants have the current ability to post the collateral securing their notes for foreclosure.


ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits


Exhibit No.        Document
------------       --------
        3.01    -  Amended and Restated Certificate of Incorporation(1)
        3.02    -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
        3.03    -  Amended Bylaws(4)
        4.01    -  Specimen Certificate for the Registrant's Common
                   Stock(5)
        4.02    -  Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock(6)
        4.03    -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04    -  Certificate of Designation of Series B Convertible Preferred Stock(8)



Exhibit No.        Document
------------       --------
        4.05    -  Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
        4.06    -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07    -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08    -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09    -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10    -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01    -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company(15)
       10.02    -  Executive Employment Agreement of Larry H. Ramming(16)
       10.03    -  Executive Employment Agreement of Brian Krause(17)
       10.04    -  1997 Incentive Stock Plan(18)
       10.05    -  Outside Directors' Option Plan
       10.06    -  Executive Compensation Plan
       10.07    -  Halliburton Center Sublease(19)
       10.08    -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and
                   The Prudential Insurance Company of America(20)
       10.09    -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control,
                   Inc.(21)
       10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance
                   Company of America (22)
       10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica
                   Bank - Texas(23)
       10.12    -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica
                   Bank - Texas(24)
       10.13    -  Executive Employment Agreement of Jerry Winchester(25)
       10.14    -  Executive Employment Agreement of Dewitt Edwards(26)
       10.15    -  Office Lease for 777 Post Oak(27)
       10.16    -  Open
       10.17    -  Open
       10.18    -  Third Amendment to Loan Agreement dated April 21, 2000 (28)
       10.19    -  Fourth Amendment to Loan Agreement dated May 31, 2000(29)
       10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(30)
       10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(31)
       10.22    -  Seventh Amendment to Loan Agreement dated December 29,2000(32)
       10.23    -  Subordinated Note Restructuring Agreement with The Prudential Insurance Company of
                   America dated December 28, 2000 (33)
       10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                   Energy Services, Inc. (34)
       10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (35)
       10.28    -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(36)
       10.29    -  KBK Financial, Inc. Account Transfer and Purchase Agreement(37)
       10.30    -  2000 Long Term Incentive Plan(38)
       10.31    -  Eighth Amendment to Loan Agreement dated April 12, 2002(39)
       10.32    -  Ninth Amendment to Loan Agreement dated May 1, 2002(40)
       10.33    -  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated March 29, 2002(41)
       10.34    -  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated June 29, 2002(42)
      *21.01    -  List of subsidiaries
       *99.1       Certification by Jerry Winchester
       *99.2       Certification by Kevin Johnson

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

(39) Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(40) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed November 14, 2002.

(41) Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed November 14, 2002.

(42) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2002.


     (b)  Reports on Form 8-K

     The Company filed an 8-K on April 1, 2003 , filing its fiscal 2002 earnings release

     The Company filed an 8-K on May 2, 2003 , filing its first quarter 2003 earnings release

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BOOTS  &  COOTS  INTERNATIONAL  WELL
      CONTROL, INC.

                                         By:     /s/  JERRY  WINCHESTER
                                            ------------------------------------
                                                      Jerry Winchester
                                                  Chief Executive Officer

                                         By:       /s/  KEVIN  JOHNSON
                                            ---------------------------------
                                                       Kevin Johnson
                                                 Principal Accounting Officer

Date:   May  15,  2003

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

     Date:  May  15,  2003

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


     Date:  May  15,  2003

     /s/  Kevin  Johnson
     Kevin  Johnson
     Principal  Accounting  Officer