Form 10-Q
period 2003-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-08-14
CIK 833845

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

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                 _______________

                         COMMISSION FILE NUMBER 1-13817

                           BOOTS & COOTS INTERNATIONAL
                               WELL CONTROL, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                    11-2908692
    (State or other jurisdiction of                         (I.R.S.
                                                            Employer
     incorporation or organization)                      Identification
                                                               No.)

        11615 N. HOUSTON ROSSYLN
             HOUSTON, TEXAS                                   77086
     (Address of principal executive                        (Zip Code)
               offices)

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

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 13, 2003, were 106,111,720.
================================================================================

                   BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 TABLE OF CONTENTS

                                       PART I
                               FINANCIAL INFORMATION
                                    (UNAUDITED)



                                                                              PAGE
                                                                              -----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .3
         Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . .3
         Condensed Consolidated Statements of Operations . . . . . . . . . . .4
         Condensed Consolidated Statements of Stockholders' Equity (Deficit) .5
         Condensed Consolidated Statements of Cash Flows . . . . . . . . . . .6
         Notes to Condensed Consolidated Financial Statements . . . . . . . . 7-14
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .. . . .14-23
Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . . . . 23
Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 23

                                    PART II
                                OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 24
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . 24
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 25
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . . . . . 26
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 26
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 26-29

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                         DECEMBER 31,     JUNE 30,
                                                                             2002           2003
                                                                        --------------  -------------
                                                                                          (UNAUDITED)

CURRENT ASSETS:
  Cash  and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $     261,000        748,000
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . .      2,868,000      8,178,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . .         69,000              -
  Assets of discontinued operations. . . . . . . . . . . . . . . . . .        212,000        104,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . .        620,000        480,000
                                                                        --------------  -------------
                  Total current assets . . . . . . . . . . . . . . . .      4,030,000      9,510,000
                                                                        --------------  -------------

PROPERTY AND EQUIPMENT - net . . . . . . . . . . . . . . . . . . . . .      3,000,000      3,617,000

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000          5,000
                                                                        --------------  -------------
                  Total assets . . . . . . . . . . . . . . . . . . . .  $   7,036,000   $ 13,132,000
                                                                        ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and notes. . . . . . . . . . . . . . . . . . . . . .  $  15,000,000   $ 13,712,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      2,939,000      2,506,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,897,000      3,008,000
  Liabilities of discontinued operations . . . . . . . . . . . . . . .      1,188,000        758,000
                                                                        --------------  -------------
                  Total current liabilities. . . . . . . . . . . . . .     21,024,000     19,984,000
                                                                        --------------  -------------

 LONG TERM DEBT AND NOTES PAYABLE
  net of current maturities                     .. . . . . . . . . . .              -      1,300,000

                  Total liabilities. . . . . . . . . . . . . . . . . .     21,024,000     21,284,000
                                                                        --------------  -------------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . .              -              -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par value, 5,000,000 shares authorized,
     331,000 and 127,000 shares issued and outstanding
     at December 31, 2002 and June 30, 2003, respectively) . . . . . .              -              -
  Common stock ($.00001 par value, 125,000,000 shares authorized,
     44,862,000 and 83,818,000 shares issued and outstanding
     at December 31, 2002 and June 30, 2003, respectively) . . . . . .              -          1,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     59,832,000     61,491,000
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . .       (438,000)      (432,000)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .    (73,382,000)   (69,212,000)
                                                                        --------------  -------------
                  Total stockholders' equity (deficit) . . . . . . . .    (13,988,000)    (8,152,000)
                                                                        --------------  -------------
                  Total liabilities and stockholders' equity (deficit)  $   7,036,000   $ 13,132,000
                                                                        ==============  =============

     See accompanying notes to condensed consolidated financial statements.

                                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE  30,                   JUNE  30,
                                                       -------------------------  --------------------------
                                                           2002         2003          2002          2003
                                                       ------------  -----------  -------------  -----------
REVENUES
  Service . . . . . . . . . . . . . . . . . . . . . .  $ 2,894,000   $ 8,026,000  $  6,904,000   $12,328,000
  Equipment sales . . . . . . . . . . . . . . . . . .    1,090,000             -     1,090,000     6,629,000
                                                       ------------  -----------  -------------  -----------
     Total Revenues . . . . . . . . . . . . . . . . .    3,984,000     8,026,000     7,994,000    18,957,000

  COSTS OF SALES
  Service . . . . . . . . . . . . . . . . . . . . . .    1,115,000     2,640,000     2,484,000     3,521,000
  Equipment sales . . . . . . . . . . . . . . . . . .      775,000             -       775,000     3,082,000
                                                       ------------  -----------  -------------  -----------
     Total Costs of Sales . . . . . . . . . . . . . .    1,890,000     2,640,000     3,259,000     6,603,000

     Gross Margin . . . . . . . . . . . . . . . . . .    2,094,000     5,386,000     4,735,000    12,354,000

  Operating expenses. . . . . . . . . . . . . . . . .    1,747,000     1,892,000     3,373,000     3,751,000
  Selling, general and administrative . . . . . . . .      734,000       634,000     1,413,000     1,471,000
  Depreciation and amortization . . . . . . . . . . .      288,000       254,000       574,000       499,000
                                                       ------------  -----------  -------------  -----------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .     (675,000)    2,606,000      (625,000)    6,633,000

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . .      905,000       481,000     1,005,000       906,000
                                                       ------------  -----------  -------------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS,
  before income taxes . . . . . . . . . . . . . . . .   (1,580,000)    2,125,000    (1,630,000)    5,727,000
INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .      158,000       271,000       173,000       575,000
                                                       ------------  -----------  -------------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . .   (1,738,000)    1,854,000    (1,803,000)    5,152,000

LOSS (INCOME) FROM DISCONTINUED OPERATIONS,
   net of income taxes. . . . . . . . . . . . . . . .   (5,422,000)            -    (7,187,000)       15,000
                                                       ------------  -----------  -------------  -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .   (7,160,000)    1,854,000    (8,990,000)    5,167,000


PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS. . . . .      762,000       265,000     1,592,000       997,000
                                                       ------------  -----------  -------------  -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS. . . . . . . . . . . . . . . . . . . . .  $(7,922,000)  $ 1,589,000  $(10,582,000)  $ 4,170,000
                                                       ============  ===========  =============  ===========

Basic Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $     (0.06)  $      0.02  $      (0.08)  $      0.06
                                                       ============  ===========  =============  ===========
   Discontinued Operations. . . . . . . . . . . . . .  $     (0.13)  $      0.00  $      (0.17)  $      0.00
                                                       ============  ===========  =============  ===========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $     (0.19)  $      0.02  $      (0.25)  $      0.06
                                                       ============  ===========  =============  ===========

Weighted Average Common Shares Outstanding - Basic. .   42,180,000    82,726,000  $ 41,811,000    68,125,000
                                                       ============  ===========  =============  ===========

Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $     (0.06)  $      0.02  $      (0.08)  $      0.05
                                                       ============  ===========  =============  ===========
   Discontinued Operations. . . . . . . . . . . . . .  $     (0.13)  $      0.00  $      (0.17)  $      0.00
                                                       ============  ===========  =============  ===========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $     (0.19)  $      0.02  $      (0.25)  $      0.05
                                                       ============  ===========  =============  ===========

Weighted Average Common Shares Outstanding - Diluted.   42,180,000    98,508,000    41,811,000    85,546,000
                                                       ============  ===========  =============  ===========

     See accompanying notes to condensed consolidated financial statements.

                                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 SIX MONTHS ENDED JUNE 30, 2003
                                                           (Unaudited)

                                                                                                       ACCUMULATED      TOTAL
                                   PREFERRED  STOCK      COMMON STOCK       ADDITIONAL                   OTHER      STOCKHOLDERS'
                                  ------------------  -------------------    PAID-IN     ACCUMULATED  COMPREHENSIVE    EQUITY
                                   SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT        LOSS        (DEFICIT)
                                  ---------  -------  ----------  -------  -----------  -------------  ----------  -------------
BALANCES, December 31, 2002        331,000   $     -  44,862,000  $     -  $59,832,000  $(73,382,000)  $(438,000)  $(13,988,000)
 Warrant discount accretion   ..         -         -           -        -       26,000       (26,000)          -
 Warrants Exercised. . . . . . .         -         -   8,712,000        -            -             -           -              -
  Common stock options exercised         -         -   2,945,000        -      663,000             -           -        663,000
  Preferred stock conversion to
    common stock . . . . . . . .  (204,000)        -  27,299,000        -            -             -           -              -
  Preferred stock
    dividends accrued. . . . . .         -         -           -        -      971,000      (971,000)          -              -
  Net income (loss). . . . . . .         -         -           -        -            -     5,167,000           -      5,167,000
  Foreign currency translation           -         -           -        -            -             -       6,000          6,000
                                                                                                                   -------------
  Comprehensive income . . . . .         -         -           -        -            -             -           -      5,173,000
                                  ---------  -------  ----------  -------  -----------  -------------  ----------  -------------
BALANCES, June 30, 2003. . . . .   127,000   $     -  83,818,000  $ 1,000  $61,491,000  $(69,212,000)  $(432,000)  $ (8,152,000)
                                  =========  =======  ==========  =======  ===========  =============  ==========  =============

     See accompanying notes to condensed consolidated financial statements.

                          BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                           SIX  MONTHS  ENDED
                                                                               JUNE  30,
                                                                       --------------------------
                                                                           2002          2003
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,990,000)  $ 5,167,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .      574,000       499,000
     Gain on sale of assets . . . . . . . . . . . . . . . . . . . . .       45,000             -
     Non cash write off of the net assets of discounted operations. .    3,495,000             -
     Other non-cash charges . . . . . . . . . . . . . . . . . . . . .            -       578,000
                                                                       ------------  ------------
     Net cash provided by (used in)  operating activities before
        changes in operating assets and liabilities:. . . . . . . . .   (4,876,000)    6,244,000

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .      234,000    (5,310,000)
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . . .      448,000        69,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      138,000             -
     Prepaid expenses and other current assets. . . . . . . . . . . .      554,000       140,000
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      124,000         1,000
     Accounts payable and accrued liabilities . . . . . . . . . . . .    1,170,000     1,063,000
     Change in net assets and liabilities of discontinued operations.    1,255,000      (322,000)
                                                                       ------------  ------------
     Net cash provided by (used in) operating activities. . . . . . .     (953,000)    1,885,000
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . . .      (99,000)   (1,508,000)
     Proceeds from sale of property and equipment . . . . . . . . . .       42,000             -
                                                                       ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . . .      (57,000)   (1,508,000)
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock  options exercised. . . . . . . . . . . . . . . . .            -       663,000
     Proceeds from short term senior debt financing . . . . . . . . .            -       200,000
     Proceeds from pledging activity. . . . . . . . . . . . . . . . .      969,000             -
     Payments of  short term senior debt financing. . . . . . . . . .            -      (700,000)
     Repayments to pledging arrangements. . . . . . . . . . . . . . .            -       (59,000)
                                                                       ------------  ------------
     Net cash provided by financing activities. . . . . . . . . . . .      969,000       104,000
                                                                       ------------  ------------
     Impact of foreign currency on cash . . . . . . . . . . . . . . .            -         6,000
     Net increase (decrease) in cash and cash equivalents . . . . . .      (41,000)      487,000
CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . . .      303,000       261,000
                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . . .  $   262,000   $   748,000
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest. . . . . . . . . . . . . . . . . . . . .  $    21,000        60,000
      Cash paid for income taxes. . . . . . . . . . . . . . . . . . .            -       262,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Stock and warrant accretions. . . . . . . . . . . . . . . . . .       26,000        26,000
      Preferred stock dividends accrued . . . . . . . . . . . . . . .    1,566,000       971,000
      Common stock issued for settlements . . . . . . . . . . . . . .       49,000             -

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

A.  GOING  CONCERN

     At June 30, 2003, the Company had a working capital deficit of $10,474,000 and a total stockholders' deficit of $8,152,000. In addition, the Company was in default under its loan agreements with The Prudential Insurance Company of America, Specialty Finance Fund 1, LLC, and certain other loan participants in the Specialty Finance credit facility and, as a consequence, these lenders and the participants in the Specialty Finance credit facility could have accelerated the maturity of their obligations at any time. As of the filing of this quarterly report on Form 10-Q, the Company has converted the Specialty Finance notes and certain of the participation notes to equity and the Company has signed an agreement with Prudential to waive its loan defaults through December 31, 2003. Some of these obligations have been classified as current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheet due to the short term nature of the waivers. See Note F for further discussion of the Company's debt. The Company also had significant past due vendor payables at June 30, 2003.

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

     During the six months ended June 30, 2003, the Company's short term liquidity improved as a consequence of increased demand for its emergency response services and certain asset sales. The asset sales resulted in net proceeds (after replacement costs) to the Company of approximately $2,000,000. A portion of these proceeds were used to repay $700,000 plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also applied $400,000 of the proceeds to settle the Calicutt lawsuit (See Note G for further discussion) and to reduce payables owing to certain of the Company's significant vendors

     During the six months ended June 30, 2003, there was a significant increase in demand for the Company's services and equipment, particularly internationally and specifically in the Middle East, in connection with the war in Iraq. Such increase in activity resulted in the Company generating income from operations of $6,633,000 for the first six months of 2003. In August 2003, Prudential paid the Company $3,887,000 to disgorge profits it inadvertently incurred under
Section 16(b) of the Securities Exchange Act of 1934. This payment has substantially improved the Company's cash, working capital and stockholders' equity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the short term nature of Prudential's waivers raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not be misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2002, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three-month and six month periods ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period consolidated financial statements to conform to current year presentation.

C.  STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation granted under it's long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) for the six month periods ended June 30, 2002 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation:

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002   JUNE 30, 2003
                                                                 ---------------  --------------  ---------------  --------------
Net income (loss) attributable to
   common stockholders as reported. . . . . . . . . . . . . . .  $   (7,922,000)  $    1,589,000  $  (10,582,000)  $    4,170,000
Less total stock based employee
  compensation expense determined
  under fair value based method for all
  awards, net of tax related effects. . . . . . . . . . . . . .         186,000           64,000         372,000          128,000
                                                                 ---------------  --------------  ---------------  --------------

Pro forma net income (loss) attributable to common stockholders  $   (8,108,000)  $    1,525,000  $  (10,954,000)  $    4,042,000
                                                                 ---------------  --------------  ---------------  --------------
Basic net income (loss) per share
      As reported . . . . . . . . . . . . . . . . . . . . . . .  $        (0.19)  $         0.02  $        (0.25)  $         0.06
      Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.19)  $         0.02  $        (0.26)  $         0.06
Diluted net income (loss) per share
      As reported . . . . . . . . . . . . . . . . . . . . . . .  $        (0.19)  $         0.02  $        (0.25)  $         0.05
      Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.19)  $         0.02  $        (0.26)  $         0.05

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

     In December 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not currently intend to adopt the fair value method of accounting for stock-based compensation, however, it has adopted the disclosure provisions of SFAS No. 148.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," (" SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

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

     The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:

                                                      DECEMBER 31,   JUNE 30,
                                                          2002         2003
                                                      ------------------------

  Receivables - net. . . . . . . . . . . . . . . . .  $     174,000  $ 104,000
  Restricted assets. . . . . . . . . . . . . . . . .         38,000          -
                                                      -------------  ---------
                  Total assets . . . . . . . . . . .  $     212,000  $ 104,000
                                                      =============  =========

 Short term debt and current maturities of long-term
  debt and notes payable . . . . . . . . . . . . . .  $      32,000  $       -
  Accounts payable . . . . . . . . . . . . . . . . .        801,000    427,000
  Accrued liabilities. . . . . . . . . . . . . . . .        355,000    331,000
                                                      -------------  ---------
                  Total liabilities. . . . . . . . .  $   1,188,000  $ 758,000
                                                      =============  =========

Reconciliation  of  change  in  net  asset  value  of  discontinued  operations:

      Balance  of  net  liability  of  discontinued
        operations at December 31, 2002                     $(976,000)
      Income from discontinued operations                      15,000
      Intercompany transfers                                  307,000
                                                           -----------
      Balance of net liability of discontinued operations
        at June 30, 2003                                   $ (654,000)
                                                           ===========

F.  LONG-TERM  DEBT  AND  NOTES  PAYABLE

     As of June 30, 2003, the Company was not in compliance with the ratio tests for the trailing twelve month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults through December 31, 2003. The Company issued $2,658,931 of new subordinated notes to Prudential. As a result, Prudential agreed to waive the Company's past covenant defaults through December 31, 2003. All of the Prudential debt is still classified as current debt since the waiver is not for a full twelve month period.

     As of June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 4,956,033 shares of common stock. This note was converted to equity subsequent to June 30, 2003 and accordingly has been classified as long term in the accompanying financial statements.

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

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 503,333 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 931,200 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights in exchange for $300,000 of cash and $100,000 in notes maturing in six months.

G.  COMMITMENTS  AND  CONTINGENCIES

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case.

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

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2002 and 2003:

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              ----------------------------------------------
                                                 2002        2003        2002        2003
                                              ----------------------------------------------
Weighted average common shares outstanding:
Basic:                                        42,180,000  82,726,000  41,811,000  68,125,000
  Senior convertible debt                              -           -           -   1,333,000
  Convertible preferred stock                          -  15,781,000           -  16,087,000
  Stock purchase warrants (1)                          -           -           -           -
  Stock options (2)                                    -       1,000           -       1,000
                                              ----------  ----------  ----------  ----------
Diluted:                                      42,180,000  98,508,000  41,811,000  85,546,000
                                              ----------  ----------  ----------  ----------

     (1) Stock purchase warrants to purchase 35,471,000 shares and 26,623,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three and six months ended June 30, 2002 and 2003, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations.

     (2) Stock options to purchase 7,848,000 shares and 1,322,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three and six months ended June 30, 2002 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

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

     Information concerning operations in the two business segments for the three and six months ended June 30, 2002 and 2003 is presented below.

                                     PREVENTION    RESPONSE     CONSOLIDATED
                                    ------------  -----------  --------------
Three Months Ended June 30, 2002:
  Net Operating Revenues . . . . .  $ 2,537,000   $1,447,000   $   3,984,000
  Operating Income (Loss). . . . .     (475,000)    (200,000)       (675,000)
  Identifiable Operating Assets. .    5,755,000    5,029,000      10,784,000
  Capital Expenditures . . . . . .            -       61,000          61,000
  Depreciation and Amortization. .      182,000      106,000         288,000
  Interest Expense and Other . . .      490,000      415,000         905,000

Three Months Ended June 30, 2003:
  Net Operating Revenues . . . . .  $ 2,171,000   $5,855,000   $   8,026,000
  Operating Income (Loss). . . . .      315,000    2,291,000       2,606,000
  Identifiable Operating Assets. .    7,502,000    5,630,000      13,132,000
  Capital Expenditures . . . . . .      129,000      347,000         476,000
  Depreciation and Amortization. .       86,000      168,000         254,000
  Interest Expense and Other . . .      181,000      300,000         481,000


                                   PREVENTION    RESPONSE     CONSOLIDATED
                                  ------------  -----------  --------------
Six Months Ended June 30, 2002:
  Net Operating Revenues . . . .  $ 4,266,000   $3,728,000   $   7,994,000
  Operating Income (Loss). . . .     (370,000)    (255,000)       (625,000)
  Identifiable Operating Assets.    5,755,000    5,029,000      10,784,000
  Capital Expenditures . . . . .            -       99,000          99,000
  Depreciation and Amortization.      291,000      283,000         574,000
  Interest Expense and Other . .      536,000      469,000       1,005,000

Six Months Ended June 30, 2003:
  Net Operating Revenues . . . .  $10,830,000   $8,127,000   $  18,957,000
  Operating Income (Loss). . . .    3,294,000    3,339,000       6,633,000
  Identifiable Operating Assets.    7,502,000    5,630,000      13,132,000
  Capital Expenditures . . . . .      862,000      646,000       1,508,000
  Depreciation and Amortization.      279,000      220,000         499,000
  Interest Expense and Other . .      517,000      389,000         906,000


     For the three and six month periods ended June 30, 2002, the Company's revenue mix between domestic and foreign sales were domestic 59%, foreign 41% and domestic 66% and foreign 34% respectively. For the three and six month periods ended June 30, 2003, the Company's revenue mix between domestic and foreign sales were domestic 19%, foreign 81% and domestic 11% and foreign 89% respectively.

     J.  SUBSEQUENT  EVENTS

     On July 3, 2003, 59,872 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") were converted into 13,607,202 shares of the Company's common stock. The converted Series E Preferred Stock conversion included dividends which were paid in kind of 9,872 shares of Series E Preferred Stock. As of the date hereof, 903 shares of Series E Preferred Stock remains outstanding.

     On July 3, 2003, the Company re-priced 8,800,000 of Prudential's warrants from $0.625 to $0.35. The related expense determined by the Black-Scholes option pricing model will be a non cash expense in the third quarter.

     In July 2003, 6,390,566 shares of common stock were issued to retire $1,688,641 of senior debt principal and accrued interest.

     In July 2003, 2,285,657 shares of common stock were issued upon the exercise of warrants.

     In August 2003, Prudential paid the Company $3,887,000 to disgorge profits as required under Section 16(b) of the Securities Exchange Act of 1934.

     The following schedule shows the pro forma effect of these transactions as if they had occurred on June 30, 2003

        Current Assets                                        $13,397,000
        Total Assets                                          $17,079,000

        Total Liabilities                                     $19,745,000
        Total Stockholders' Equity (Deficit)                  $(2,726,000)
        Total Liabilities and Stockholders' Equity (Deficit)  $17,079,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10 - Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

     While it is not possible to identify all factors, we face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in this 10-Q, our press releases and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

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

     On July 21, 2003 the Company received a letter from AMEX stating that the Company is not in compliance with the continued listing standards of AMEX and that AMEX had completed its review of Boots & Coots' revised plan of compliance and supporting documentation (the "Plan"). AMEX indicated that the plan submitted by Boots & Coots on June 16, 2003 makes a reasonable demonstration of its ability to regain compliance with continued listing standards.

     Specifically, Boots & Coots is not in compliance with: Section 1003(a)(i) with shareholders equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) with shareholders equity of less than $4,000,000 and has sustained losses from continuing operations and / or net losses in three out of its four most recent fiscal years.

     Additionally, according to the Company's Form 10-Q for the period ended March 31, 2003, the Company's total shares outstanding at May 13, 2003 amounted to 82,767,293 shares. This amount is greater than those listed with the Exchange. As such, the Company is not in compliance with Section 301 of the AMEX Company Guide, which states that a listed company is not permitted to issue, or to authorize its transfer agent or registrar to issue or register, additional securities of a listed class until it has filed an application for the listing of such additional securities and received notification from the Exchange that the securities have been approved for listing.

     Finally, according to the Company's definitive proxy statement that was filed on July 11, 2003, the Company has one member on its audit committee. As a result, the Company is not in compliance with audit committee composition requirements under Section 121B(b)(i) of the AMEX Company Guide, which requires each issuer to have and maintain an audit committee of at least three members, compromised solely of independent directors, each of whom is able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement or will become able to do so within a reasonable period of time after his or her appointment to the audit committee.

     AMEX has granted Boots & Coots an extension until the filing due date of Boots & Coots' Form 10-Q for the period ending September 30, 2003 to gain compliance with AMEX's listing standards subject to the Company providing AMEX with updates, at least quarterly or as requested by AMEX, in conjunction with the initiatives outlined in the submitted Plan.

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

     The  Company  recognizes revenues under the WELLSURE(R) program as follows:
(a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months, (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable, and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred.

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

     Information concerning operations in different business segments for the three and six months ended June 30, 2002 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                   -----------------------  ------------------------
                                                      2002         2003        2002         2003
                                                   -----------  ----------  -----------  -----------
REVENUES
 Prevention . . . . . . . . . . . . . . . . . . .  $2,537,000   $2,171,000  $4,266,000   $10,830,000
 Response . . . . . . . . . . . . . . . . . . . .   1,447,000    5,855,000   3,728,000     8,127,000
                                                   -----------  ----------  -----------  -----------
                                                   $3,984,000   $8,026,000  $7,994,000   $18,957,000
                                                   -----------  ----------  -----------  -----------
COST OF SALES
  Prevention. . . . . . . . . . . . . . . . . . .  $1,172,000   $  728,000  $1,588,000   $ 4,036,000
  Response. . . . . . . . . . . . . . . . . . . .     718,000    1,912,000   1,671,000     2,567,000
                                                   -----------  ----------  -----------  -----------
                                                   $1,890,000   $2,640,000  $3,259,000   $ 6,603,000
                                                   -----------  ----------  -----------  -----------
OPERATING EXPENSES(1)
  Prevention. . . . . . . . . . . . . . . . . . .  $1,197,000   $  865,000  $2,003,000   $ 2,381,000
  Response. . . . . . . . . . . . . . . . . . . .     550,000    1,027,000   1,370,000     1,370,000
                                                   -----------  ----------  -----------  -----------
                                                   $1,747,000   $1,892,000  $3,373,000   $ 3,751,000
                                                   -----------  ----------  -----------  -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  (2)
  Prevention. . . . . . . . . . . . . . . . . . .  $  461,000   $  177,000  $  754,000   $   840,000
  Response. . . . . . . . . . . . . . . . . . . .     273,000      457,000     659,000       631,000
                                                   -----------  ----------  -----------  -----------
                                                   $  734,000   $  634,000  $1,413,000   $ 1,471,000
                                                   -----------  ----------  -----------  -----------
DEPRECIATION AND AMORTIZATION (3)
  Prevention. . . . . . . . . . . . . . . . . . .  $  182,000   $   86,000  $  291,000   $   279,000
  Response. . . . . . . . . . . . . . . . . . . .     106,000      168,000     283,000       220,000
                                                   -----------  ----------  -----------  -----------
                                                   $  288,000   $  254,000  $  574,000   $   499,000
                                                   -----------  ----------  -----------  -----------
OPERATING INCOME (LOSS)
  Prevention. . . . . . . . . . . . . . . . . . .  $ (475,000)  $  315,000  $ (370,000)  $ 3,294,000
  Response. . . . . . . . . . . . . . . . . . . .    (200,000)   2,291,000    (255,000)    3,339,000
                                                   -----------  ----------  -----------  -----------
                                                   $ (675,000)  $2,606,000  $ (625,000)  $ 6,633,000
                                                   -----------  ----------  -----------  -----------

__________________________________________
     (1) Operating expenses have been allocated pro rata among segments based upon relative revenues.
     (2) Corporate selling, general and administrative expenses have been allocated pro rata among segments based upon relative revenues.
     (3) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 WITH THE THREE MONTHS ENDED JUNE 30, 2002

Revenues

     Prevention revenues were $2,171,000 for the three months ended June 30, 2003, compared to $2,537,000 for the three months ended June 30, 2002, representing a decrease of $366,000 (14.0%) in the current quarter. Revenues were higher in the 2002 quarter as a result of international equipment sales provided under the Company's Safeguard program. The 2003 quarter benefited from an increase Venezuela revenues in the 2003 quarter.

     Response revenues were $5,855,000 for the three months ended June 30, 2003, compared to $1,447,000 for the three months ended June 30, 2002, an increase of $4,408,000 (304.6%). The increase in the current quarter is primarily a result of the Company acting as lead contractor in Iraq, for which it billed $4,400,000 for firefighters and engineers to be in Kuwait or Iraq as needed.

Cost  of  Sales

     Prevention cost of sales were $728,000 for the three months ended June 30, 2003, compared to $1,172,000 for the three months ended June 30, 2002, a decrease of $444,000 (37.9%) in the current quarter. The decrease was a result of higher than usual costs incurred in connection with an international equipment sale under the SafeGuard program in the prior quarter.

     Response cost of sales were $1,912,000 for the three months ended June 30, 2003, compared to $718,000 for the three months ended June 30, 2002, an increase of $1,194,000 (166.3%) in the current year. The increase was the result of higher personnel costs associated with a larger percentage of the Company's workforce being deployed, principally in Kuwait and Iraq in the current quarter.

Operating  Expenses

     Consolidated operating expenses were $1,892,000 for the three months ended June 30, 2003, compared to $1,747,000 for the three months ended June 30, 2002, an increase of $145,000 (8.3%) in the current quarter. The increase was a result of additional labor, insurance and travel costs related to the previously mentioned increase in revenue. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $634,000 for the three months ended June 30, 2003, compared to $734,000 for the three months ended June 30, 2002, a decrease of $100,000 (13.6%) from the prior quarter. The decrease was the result of reduced corporate personnel costs resulting from the Company's restructuring initiatives begun in June 2002, partially offset by higher insurance costs associated with the Company's work in Iraq. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the sale of fixed assets which reduced the depreciable asset base in 2003. As previously footnoted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among the segments on the basis of relative revenue.

Interest  Expense  and  Other,  Including  Finance  Costs

     The decrease in interest and other expenses of $424,000 for the three months ended June 30, 2003, as compared to the prior quarter is explained in the table below:

                                            For the Three Months Ended
                                          ------------------------------
                                          June 30, 2002   June 30, 2003
                                          --------------  --------------
          Calicutt legal settlement       $      579,000  $            -
          Restructuring charges                   46,000               -
          Financing fees - new debt              106,000               -
          Interest expense - senior debt          38,000          66,000
          KBK finance costs                       88,000          15,000
          Loss on sale of fixed assets            48,000               -
          Checkpoint settlement                        -         400,000
                                          --------------  --------------
          Total Interest and Other        $      905,000  $      481,000
                                          --------------  --------------

Income  Tax  Expense

     Income taxes for the three months ended June 30, 2002 and 2003 were $158,000 and $271,000, respectively, and are a result of taxable income in the Company's foreign operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 WITH THE SIX MONTHS ENDED JUNE 30, 2002

Revenues

     Prevention revenues were $10,830,000 for the six months ended June 30, 2003, compared to $4,266,000 for the six months ended June 30, 2002, representing an increase of $6,564,000 (153.9%) in the current period. Most of the increases during the first half of 2003 were related to a $5,539,000 increase in revenues from equipment sales over the prior period and by increased Venezuela revenues in the 2003 current period.

     Response revenues were $8,127,000 for the six months ended June 30, 2003, compared to $3,728,000 for the six months ended June 30, 2002, an increase of $4,399,000 (118.0%) in the current period. This increase was the result of higher demand for response services, principally related to the Company acting as lead contractor in Iraq during the 2003 period, for which it billed $5,500,000 for firefighters and engineers to be in Kuwait or Iraq as needed. This increase is partially offset by reduced demand for domestic response activity during the current period.

Cost  of  Sales

     Prevention cost of sales were $4,036,000 for the six months ended June 30, 2003, compared to $1,588,000 for the six months ended June 30, 2002, an increase of $2,448,000 (154.2%) in the current period. The increase was a result of additional equipment costs related to the previously mentioned equipment sales.

     Response cost of sales were $2,567,000 for the six months ended June 30, 2003, compared to $1,671,000 for the six months ended June 30, 2002, an increase of $896,000 (53.6%) in the current period. The increase was the result of higher personnel costs associated with a larger percentage of the Company's workforce being deployed, principally in Kuwait and Iraq in the current quarter.

Operating  Expenses

     Consolidated operating expenses were $3,751,000 for the six months ended June 30, 2003, compared to $3,373,000 for the six months ended June 30, 2002, an increase of $378,000 (11.2%) in the current period. The increase was a result of additional labor and insurance related to the previously mentioned increase in revenue for the current period. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $1,471,000 for the six months ended June 30, 2003, compared to $1,413,000 for the six months ended June 30, 2002, an increase of $58,000 (4.1%) from the prior period. The increase was a result of higher insurance costs related to working in Iraq partially offset by reduced corporate personnel costs related to the Company's restructuring initiatives begun in June 2002. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expenses decreased primarily as a result of the sale of fixed assets which reduced the depreciable asset base in 2003. As previously footnoted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among the segments on the basis of relative revenue.

Interest  Expense  and  Other,  Including  Finance  Costs

     The decrease in interest and other expenses of $99,000 for the six months ended June 30, 2003, as compared to the prior period is explained in the table below:


                                              For the Six Months Ended
                                           --------------------------------
                                            June 30, 2002    June 30, 2003
                                            -------------    -------------
           Calicutt legal settlement       $      579,000   $            -
           Restructuring charges                  (51,000)         (67,000)
           Financing fees                         213,000           70,000
           Interest expense - senior debt          53,000          131,000
           KBK finance costs                      174,000           43,000
           Loss on sale of fixed assets            41,000                -
           Interest on subordinated notes               -          334,000
           Other                                   (4,000)          (5,000)
           Checkpoint settlement                        -          400,000
                                           ---------------  ---------------
           Total Interest and Other        $    1,005,000   $      906,000
                                           ---------------  ---------------

Income  Tax  Expense

     Income taxes for the six months ended June 30, 2002 and 2003 were $173,000 and $575,000, respectively, and are a result of taxable income in the Company's foreign operations.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

LIQUIDITY

     At June 30, 2003, the Company had a working capital deficit of $10,474,000 and a total stockholders' deficit of $8,152,000. In addition, the Company was in default under its loan agreements with The Prudential Insurance Company of America, Specialty Finance Fund 1, LLC, and certain other loan participants in the Specialty Finance credit facility and, as a consequence, these lenders and the participants in the Specialty Finance credit facility could have accelerated the maturity of their obligations at any time. As of the filing of this quarterly report on Form 10-Q, the Company has converted the Specialty Finance notes and certain of the participation notes to equity and the Company has signed an agreement with Prudential to waive its loan defaults through December 31, 2003. Some of these obligations have been classified as current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheet due to the short term nature of the waivers. See Note F for further discussion of the Company's debt. The Company also had significant past due vendor payables at June 30, 2003.

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

     During the six months ended June 30, 2003, the Company's short term liquidity improved as a consequence of increased demand for its emergency response services and certain asset sales. The asset sales resulted in net proceeds (after replacement costs) to the Company of approximately $2,000,000. A portion of these proceeds were used to repay $700,000 plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also applied $400,000 of the proceeds to settle the Calicutt lawsuit (See Note G for further discussion) and to reduce payables owing to certain of the Company's significant vendors

     During the six months ended June 30, 2003, there was a significant increase in demand for the Company's services and equipment, particularly internationally and specifically in the Middle East, in connection with the war in Iraq. Such increase in activity resulted in the Company generating income from operations of $6,633,000 for the first six months of 2003. In August 2003, Prudential paid the Company $3,887,000 to disgorge profits it inadvertently incurred under
Section 16(b) of the Securities Exchange Act of 1934. This payment has substantially improved the Company's cash, working capital and stockholders' equity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the uncertainties surrounding the short term nature of Prudential's waivers raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      CREDIT  FACILITIES/CAPITAL  RESOURCES

     As of June 30, 2003, the Company was not in compliance with the ratio tests for the trailing twelve month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults through December 31, 2003. The Company issued $2,658,931 of new subordinated notes to Prudential. As a result, Prudential agreed to waive the Company's past covenant defaults through December 31, 2003. All of the Prudential debt is still classified as current debt since the waiver is not for a full twelve month period.

     As of June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 4,956,033 shares of common stock. This note was converted to equity subsequent to June 30, 2003 and accordingly has been classified as long term in the accompanying financial statements.

     On June 18, 2001, the Company entered into an agreement with KBK Financial, Inc. ("KBK") pursuant to which the Company pledged certain of its accounts receivable to KBK for a cash advance against the pledged receivables. The agreement allowed the Company to, from time to time, pledge additional accounts receivable to KBK in an aggregate amount not to exceed $5,000,000. The Company's obligations for representations and warranties regarding the accounts receivable pledged to KBK were secured by a first lien on certain other accounts receivable of the Company. The Company had $109,000 of its accounts receivable pledged to KBK that remained uncollected as of December 31, 2002 and, this amount was classified as restricted asset on the balance sheet as of December 31, 2002. Included in the December 31, 2002 balance sheet is $38,000 of restricted assets related to discontinued operations. In addition, as of December 31, 2002 the Company's cash balances included $9,000 representing accounts receivable that had been collected by KBK and were in-transit to the Company but which were potentially subject to being held as collateral by KBK pending collection of uncollected pledged accounts receivable. The KBK facility was terminated in May, 2003.

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

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 503,333 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 931,200 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights in exchange for $300,000 of cash and $100,000 in notes maturing in six months.

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:

     --------------------------------------------------------------------------------------
                   FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDING DECEMBER 31,
     --------------------------------------------------------------------------------------
     DESCRIPTION                     2003(1)      2004(2)       2005       2006      2007    THEREAFTER
     ----------------------------  -----------  ------------  ---------  --------  --------  ----------
     Long and short term debt and
         notes payable. . . . . .  $2,083,000   $12,929,000           -         -         -           -
     ----------------------------  -----------  ------------  ---------  --------  --------  ----------
     Future minimum lease
        payments. . . . . . . . .  $  388,000   $   640,000   $ 421,000  $208,000  $208,000           -
     ----------------------------  -----------  ------------  ---------  --------  --------  ----------

     Total commitments. . . . . .  $2,471,000   $13,569,000   $ 421,000  $208,000  $208,000           -
     --------------------------------------------------------------------------------------------------

     (1) Principal of $1,300,000 was converted into common stock subsequent to June 30, 2003, and accordingly is classified as long term on the Company's balance sheet

     (2) Accrued interest totaling $2,444,000 is included in the Company's 12% Senior Subordinated Notes at June 30, 2003, due to the accounting for a troubled debt restructuring during 2000. This amount is included in the above presentation. Accrued interest calculated through March 31, 2003, is deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2003 will continue quarterly until December 30, 2005.


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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended June 30, 2002 and June 30, 2003, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $21,000 and $17,000, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended June 30, 2002 and 2003 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $232,000 and $57,000 at June 30, 2002 and 2003, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as such terms is defined under Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II


ITEM  1.  LEGAL  PROCEEDINGS

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March, 2003.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On March 31, 2003, all 12,000 shares of the Company's Junior Redeemable Convertible Preferred Stock were converted into 599,618 shares of the Company's common stock.

     On March 20, 2003, 2,119 shares of 5,379 outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock were converted into 282,534 shares of the Company's common stock.

     On May 15, 2003, 830 shares of 3,260 outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock were converted into 140,400 shares of the Company's common stock.

     On March 27, 2003, all shares of 3,726 outstanding shares of the Company's Series D Cumulative Junior Preferred Stock were converted into 562,848 shares of the Company's common stock

     On March 21, 2003, the Prudential Insurance Company, converted 83,232 shares of the Company's series G cumulative convertible preferred stock into 12,062,462 shares of the Company's common stock.

     From January to April 2003, all shares of the Company's Series H Cumulative Convertible Preferred Stock were converted into 13,650,744 shares of the Company's common stock.

     On March 20, 2003, the Company's former Chief Executive Officer exercised for 900,000 shares of common stock and stock options

     During March, April and May 2003, there were a total of 2,045,492 shares of common stock issued upon the exercise of employee stock options.

     During April, May and June 2003, there were a total of 8,712,135 shares of common stock issued upon the exercise of warrants originally issued in connection with the Specialty Finance Credit Facility and prior private placements.

     These  issuances  were  structured as exempt private placements pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     As of June 30, 2003, the Company was not in compliance with the ratio tests for the trailing twelve month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults through December 31, 2003. The Company issued $2,658,931 of new subordinated notes to Prudential. As a result, Prudential agreed to waive the Company's past covenant defaults through December 31, 2003. All of the Prudential debt is still classified as current debt since the waiver is not for a full twelve month period.

     As of June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 4,956,033 shares of common stock. This note was converted to equity subsequent to June 30, 2003 and accordingly has been classified as long term in the accompanying financial statements.

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

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 130,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 503,333 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 150,000 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 931,200 shares of common stock. This note was converted to equity subsequent to June 30, 2003, and accordingly has been classified as long term in the accompanying financial statements.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short term working capital up to $1,000,000. The effective interest rate of under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights in exchange for $300,000 of cash and $100,000 in notes maturing in six months.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Exhibit No.                             Document
------------       ----------------------------------------------------
        3.01    -  Amended and Restated Certificate of Incorporation(1)
        3.02    -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
        3.03    -  Amended Bylaws(4)
        4.01    -  Specimen Certificate for the Registrant's Common
                   Stock(5)
        4.02    -  Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock(6)
        4.03    -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04    -  Certificate of Designation of Series B Convertible Preferred Stock(8)
        4.05    -  Certificate of Designation of Series C Cumulative Convertible Junior
                   Preferred Stock(9)
        4.06    -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07    -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08    -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09    -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10    -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01    -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company(15)
                -  Open
                -  Open
       10.04    -  1997 Incentive Stock Plan(18)
       10.05    -  Outside Directors' Option Plan
       10.06    -  Executive Compensation Plan
       10.07    -  Halliburton Center Sublease(19)
       10.08    -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and


Exhibit No.                             Document
------------       -----------------------------------------------
                   The Prudential Insurance Company of America(20)
       10.09    -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control,
                   Inc.(21)
       10.10    -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential
                   Insurance Company of America (22)
       10.11    -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica
                   Bank - Texas(23)
       10.12    -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica
                   Bank - Texas(24)
       10.13    -  Executive Employment Agreement of Jerry Winchester(25)
                -  Open
       10.15    -  Office Lease for 777 Post Oak(27)
       10.16    -  Open
       10.17    -  Open
       10.18    -  Third Amendment to Loan Agreement dated April 21, 2000 (28)
       10.19    -  Fourth Amendment to Loan Agreement dated May 31, 2000(29)
       10.20    -  Fifth Amendment to Loan Agreement dated May 31, 2000(30)
       10.21    -  Sixth Amendment to Loan Agreement dated June 15, 2000(31)
       10.22    -  Seventh Amendment to Loan Agreement dated December 29, 2000(32)
       10.23    -  Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated December 28, 2000 (33)
       10.25    -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton
                   Energy Services, Inc. (34)
       10.27    -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker,
                   Moore (35)
       10.28    -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(36)
                -  Open
       10.30    -  2000 Long Term Incentive Plan(38)
       10.31    -  Eighth Amendment to Loan Agreement dated April 12, 2002(38)
       10.32    -  Ninth Amendment to Loan Agreement dated May 1, 2002(39)
       10.33    -  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated March 29, 2002(40)
       10.34    -  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated June 29, 2002(41)
       21.01    -  List of subsidiaries(42)
       *31.1       Sec.302 Certification by Jerry Winchester
       *31.2       Sec.302 Certification by Kevin Johnson
       *32.1       Sec.906 Certification by Jerry Winchester
       *32.2       Sec.906 Certification by Kevin Johnson

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

(39) Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(40) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed November 14, 2002.

(41) Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed November 14, 2002.

(42) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2002.


     (b)  Reports  on  Form  8-K

          The Company filed an 8-K on April 1, 2003, filing its fiscal 2002 earnings release

          The Company filed an 8-K on May 2, 2003, filing its first quarter 2003 earnings release

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOOTS & COOTS INTERNATIONAL WELL
                                                 CONTROL, INC.

                                             By:     /s/  JERRY  WINCHESTER
                                                --------------------------------
                                                        Jerry Winchester
                                                        Chief Executive Officer

                                             By:     /s/  KEVIN JOHNSON
                                                --------------------------------
                                                           Kevin Johnson
                                                    Principal Accounting Officer

Date:   August  14,  2003