Form 10-Q/A
period 2003-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-08-19
CIK 833845

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

This amendment amends the Form 10-Q filed with the Commission on August 14, 2003, to restate the first two paragraphs of "Note J. Subsequent Events" of the consolidated financial statements of the Company and to add as exhibits updated officer certifications under Sections 302 and 906 of the Sarbanes-Oxley act of 2002. The last sentence of the first paragraph of the original text of Note J contained an incorrect reference to the number of shares of Series E Preferred Stock outstanding as of the date of filing and the second paragraph incorrectly reported that a warrant for 8,800,000 shares of common stock had been repriced from $0.625 per share to $0.35 per share. The referenced warrant was not repriced. The original and amended text of Note J. follows:

     ORIGINAL  TEXT:

     "NOTE  J.  SUBSEQUENT  EVENTS."

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

     On July 3, 2003, the Company re-priced 8,800,000 of Prudential's warrants from $0.625 to $0.35. The related expense determined by the Black-Scholes option pricing model will be a non cash expense in the third quarter."

     AMENDED  TEXT:

     "NOTE  J.  SUBSEQUENT  EVENTS."

     On July 3, 2003, 59,872 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") were converted into 13,607,202 shares of the Company's common stock. The converted Series E Preferred Stock conversion included dividends which were paid in kind of 9,872 shares of Series E Preferred Stock. As of the date hereof, 582 shares of Series E Preferred Stock remains outstanding."

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

      Exhibit  No.                          Document
     -------------          ------------------------------------------
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

                                          BOOTS  &  COOTS  INTERNATIONAL  WELL
                                                CONTROL,  INC.

                                              By:      /s/  JERRY  WINCHESTER
                                                 -------------------------------
                                                           Jerry Winchester
                                                      Chief Executive Officer

                                              By:      /s/  KEVIN  JOHNSON
                                                 -------------------------------
                                                             Kevin Johnson
                                                    Principal Accounting Officer

Date:   August  19,  2003