Form 10-Q
period 2003-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2003-11-14
CIK 833845

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                11615 N. HOUSTON-ROSSLYN
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

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 13, 2003, were 27,127,540
================================================================================

                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 TABLE OF CONTENTS

                                      PART I
                               FINANCIAL INFORMATION
                                    (UNAUDITED)

                                                                              PAGE
                                                                              ----
Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .     3
         Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . .     3
         Condensed Consolidated Statements of Operations . . . . . . . . . .     4
         Condensed Consolidated Statements of Stockholders' Equity (Deficit)     5
         Condensed Consolidated Statements of Cash Flows . . . . . . . . . .     6
         Notes to Condensed Consolidated Financial Statements. . . . . . . .  7-14
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .    14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . . . .    23
Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .    23

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . .    24
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .    25
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . . . . .    26
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .    26

                            BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                ASSETS


                                                                         DECEMBER 31,    SEPTEMBER 30
                                                                             2002            2003
                                                                        --------------  --------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash  and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $     261,000       3,231,000
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . .      2,868,000      10,749,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . . .         69,000               -
  Assets of discontinued operations. . . . . . . . . . . . . . . . . .        212,000          90,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . .        620,000       1,551,000
                                                                        --------------  --------------
                  Total current assets . . . . . . . . . . . . . . . .      4,030,000      15,621,000
                                                                        --------------  --------------

PROPERTY AND EQUIPMENT - net . . . . . . . . . . . . . . . . . . . . .      3,000,000       3,561,000

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000           5,000
                                                                        --------------  --------------
                  Total assets . . . . . . . . . . . . . . . . . . . .  $   7,036,000   $  19,187,000
                                                                        ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short term debt and notes. . . . . . . . . . . . . . . . . . . . . .  $  15,000,000   $     100,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      2,939,000       2,093,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,897,000       5,082,000
  Liabilities of discontinued operations . . . . . . . . . . . . . . .      1,188,000         298,000
                                                                        --------------  --------------
                  Total current liabilities  . . . . . . . . . . . . .     21,024,000       7,573,000
                                                                        --------------  --------------

 LONG TERM DEBT AND NOTES PAYABLE
  net of current maturities. . . . . . . . . . . . . . . . . . . . . .              -      13,452,000

                  Total liabilities  . . . . . . . . . . . . . . . . .     21,024,000      21,025,000
                                                                        --------------  --------------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . .              -               -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par value, 5,000,000 shares authorized,
     331,000 and 53,000 shares issued and outstanding
     at December 31, 2002 and September 30, 2003, respectively). . . .              -               -
  Common stock ($.00001 par value, 125,000,000 shares authorized,
     11,216,000 and 26,545,000 shares issued and outstanding
     at December 31, 2002 and September 30, 2003, respectively). . . .              -               -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     59,832,000      67,084,000
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . .       (438,000)       (439,000)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .    (73,382,000)    (68,483,000)
                                                                        --------------  --------------
                  Total stockholders' equity (deficit) . . . . . . . .    (13,988,000)     (1,838,000)
                                                                        --------------  --------------
                  Total liabilities and stockholders' equity (deficit)  $   7,036,000   $  19,187,000
                                                                        ==============  ==============

     See accompanying notes to condensed consolidated financial statements.

                               BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (UNAUDITED)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       -------------------------  -------------------------
                                                           2002         2003          2002         2003
                                                       ------------  -----------  ------------  -----------
REVENUES
  Service . . . . . . . . . . . . . . . . . . . . . .  $ 3,464,000   $ 8,051,000  $11,458,000   $20,379,000
  Equipment sales . . . . . . . . . . . . . . . . . .            -             -            -     6,629,000
                                                       ------------  -----------  ------------  -----------
     Total Revenues . . . . . . . . . . . . . . . . .    3,464,000     8,051,000   11,458,000    27,008,000
  COSTS OF SALES
  Service . . . . . . . . . . . . . . . . . . . . . .    1,502,000     3,427,000    4,761,000     6,948,000
  Equipment sales . . . . . . . . . . . . . . . . . .            -             -            -     3,082,000
                                                       ------------  -----------  ------------  -----------
     Total Costs of Sales . . . . . . . . . . . . . .    1,502,000     3,427,000    4,761,000    10,030,000

     Gross Margin . . . . . . . . . . . . . . . . . .    1,962,000     4,624,000    6,697,000    16,978,000

  Operating expenses. . . . . . . . . . . . . . . . .    1,108,000     1,738,000    4,481,000     5,489,000
  Selling, general and administrative . . . . . . . .      613,000       689,000    2,026,000     2,160,000
  Depreciation and amortization . . . . . . . . . . .      315,000       262,000      889,000       761,000
                                                       ------------  -----------  ------------  -----------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .      (74,000)    1,935,000     (699,000)    8,568,000

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . .   (1,132,000)    1,272,000     (127,000)    2,178,000
                                                       ------------  -----------  ------------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS,
  before income taxes . . . . . . . . . . . . . . . .    1,058,000       663,000     (572,000)    6,390,000
INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .      170,000       187,000      343,000       762,000
                                                       ------------  -----------  ------------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . .      888,000       476,000     (915,000)    5,628,000

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   net of income taxes. . . . . . . . . . . . . . . .      497,000       360,000   (6,690,000)      375,000
                                                       ------------  -----------  ------------  -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .    1,385,000       836,000   (7,605,000)    6,003,000

PREFERRED DIVIDEND REQUIREMENTS &
   ACCRETIONS . . . . . . . . . . . . . . . . . . . .      760,000       107,000    2,352,000     1,104,000
                                                       ------------  -----------  ------------  -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS . . . . . . . . . . . . . . . . . . .  $   625,000   $   729,000  $(9,957,000)  $ 4,899,000
                                                       ============  ===========  ============  ===========

Basic Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $      0.02   $      0.02  $     (0.30)  $      0.22
                                                       ============  ===========  ============  ===========
   Discontinued Operations. . . . . . . . . . . . . .  $      0.04   $      0.01  $     (0.63)  $      0.02
                                                       ============  ===========  ============  ===========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $      0.06   $      0.03  $     (0.93)  $      0.24
                                                       ============  ===========  ============  ===========

Weighted Average Common Shares Outstanding - Basic. .   11,190,000    26,232,000  $10,702,000    20,132,000
                                                       ============  ===========  ============  ===========

Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $      0.01   $      0.02  $     (0.30)  $      0.22
                                                       ============  ===========  ============  ===========
   Discontinued Operations. . . . . . . . . . . . . .  $      0.04   $      0.01  $     (0.63)  $      0.02
                                                       ============  ===========  ============  ===========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $      0.05   $      0.03  $     (0.93)  $      0.24
                                                       ============  ===========  ============  ===========

Weighted Average Common Shares Outstanding - Diluted.   11,429,000    26,265,000   10,702,000    20,249,000
                                                       ============  ===========  ============  ===========

     See accompanying notes to condensed consolidated financial statements.

                                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          (UNAUDITED)

                                                                                                                   ACCUMULATED
                                           PREFERRED STOCK       COMMON STOCK       ADDITIONAL                        OTHER
                                        --------------------  -------------------    PAID-IN      ACCUMULATED     COMPREHENSIVE
                                         SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL        DEFICIT           LOSS
                                        ---------  ---------  ----------  -------  ------------  -------------  ---------------
BALANCES, December 31, 2002              331,000   $       -  11,216,000  $     -  $59,832,000   $(73,382,000)  $     (438,000)
  Warrant discount accretion . . . . .         -           -           -        -       40,000        (40,000)               -
  Warrants exercised . . . . . . . . .         -           -   2,178,000        -            -              -                -
  Common stock options exercised . . .         -           -     736,000        -      663,000              -                -
  Common stock issued to retire senior
     debt and related accrued interest         -           -   1,614,000        -    1,598,000              -                -
  Short swing profit contribution              -           -           -        -    3,887,000              -                -
  Preferred stock conversion to
    common stock . . . . . . . . . . .  (278,000)          -  10,801,000        -            -              -                -
  Preferred stock
    dividends accrued  . . . . . . . .         -           -           -        -    1,064,000     (1,064,000)               -
    Net income . . . . . . . . . . . .         -           -           -        -            -      6,003,000                -
  Foreign currency translation . . . .         -           -           -        -            -              -           (1,000)

  Comprehensive income . . . . . . . .         -           -           -        -            -              -                -
                                        ---------  ---------  ----------  -------  ------------  -------------  ---------------
BALANCES, September 30, 2003.  . . . .    53,000   $       -  26,545,000  $     -  $67,084,000   $(68,483,000)  $     (439,000)
                                        =========  =========  ==========  =======  ============  =============  ===============

                                             TOTAL
                                         STOCKHOLDERS'
                                             EQUITY
                                           (DEFICIT)
                                        ---------------
BALANCES, December 31, 2002  . . . . .  $  (13,988,000)
  Warrant discount accretion
  Warrants exercised . . . . . . . . .               -
  Common stock options exercised . . .         663,000
  Common stock issued to retire senior
     debt and related accrued interest       1,598,000
  Short swing profit contribution  . .       3,887,000
  Preferred stock conversion to
    common stock . . . . . . . . . . .               -
  Preferred stock
    dividends accrued  . . . . . . . .               -
  Net income . . . . . . . . . . . . .       6,003,000
  Foreign currency translation . . . .          (1,000)
                                        ---------------
  Comprehensive income . . . . . . . .       6,002,000
                                        ---------------
BALANCES, September 30, 2003.  . . . .  $   (1,838,000)
                                        ===============

     See accompanying notes to condensed consolidated financial statements.

                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                         2002          2003
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,605,000)  $ 6,003,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .      889,000       761,000
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .      103,000             -
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . .       58,000             -
     Equity issued (or retired) for services and settlements. . . .       42,000             -
     Loss on reserve for discontinued operations. . . . . . . . . .    2,954,000             -
     Other non-cash charges . . . . . . . . . . . . . . . . . . . .            -     1,664,000
                                                                     ------------  ------------
     Net cash provided by (used in)  operating activities before
        changes in operating assets and liabilities:. . . . . . . .   (3,559,000)    8,428,000

     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .     653,000     (7,881,000)
     Restricted Assets. . . . . . . . . . . . . . . . . . . . . . .    1,265,000        69,000
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .      138,000             -
     Prepaid expenses and other current assets. . . . . . . . . . .      189,000      (931,000)
     Net assets/liabilities of discontinued operations. . . . . . .    1,753,000      (768,000)
     Deferred financing costs and other assets. . . . . . . . . . .      124,000             -
     Accounts payable and accrued liabilities . . . . . . . . . . .   (1,655,000)    2,218,000
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities. . . . . .   (1,092,000)    1,135,000
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions . . . . . . . . . . . . . . .      (98,000)   (1,790,000)
     Proceeds from sale of property and equipment . . . . . . . . .       44,000             -
                                                                     ------------  ------------
     Net cash used in investing activities. . . . . . . . . . . . .      (54,000)   (1,790,000)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short swing profit contribution. . . . . . . . . . . . . . . .            -     3,887,000
     Common stock  options exercised. . . . . . . . . . . . . . . .            -       663,000
     Proceeds from short term senior debt financing . . . . . . . .    1,300,000       200,000
     Proceeds from pledging activity. . . . . . . . . . . . . . . .     (330,000)            -
     Payments of  short term senior debt financing. . . . . . . . .            -      (950,000)
     Payments on unsecured note payable . . . . . . . . . . . . . .            -      (115,000)
     Repayments to pledging arrangements. . . . . . . . . . . . . .            -       (59,000)
                                                                     ------------  ------------
     Net cash provided by financing activities. . . . . . . . . . .      970,000     3,626,000
                                                                     ------------  ------------
     Impact of foreign currency on cash . . . . . . . . . . . . . .            -        (1,000)
     Net increase (decrease) in cash and cash equivalents . . . . .     (176,000)    2,970,000
CASH AND CASH EQUIVALENTS, Beginning of Period. . . . . . . . . . .      303,000       261,000
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, End of Period. . . . . . . . . . . . . .  $   127,000   $ 3,231,000
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest. . . . . . . . . . . . . . . . . . . .  $    21,000        60,000
      Cash paid for income taxes. . . . . . . . . . . . . . . . . .      123,000       262,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Stock and warrant accretions. . . . . . . . . . . . . . . . .       39,000        40,000
      Preferred stock dividends accrued . . . . . . . . . . . . . .    2,313,000     1,064,000
      Common stock issued for settlements . . . . . . . . . . . . .       49,000             -

     See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

A.  FINANCIAL  CONDITION

     At September 30, 2003, the Company had working capital of $8,048,000 including a cash balance of $3,231,000. Though the Company had increased its stockholders' equity by $12,150,000 for the same period, the Company still retained a stockholders' deficit of $1,838,000. For the nine months ended September 30, 2003, the Company generated operating income for the period of $8,568,000 and net cash from operating activities, before changes in working capital, of $8,428,000. Net cash generated from operating activities, after changes in working capital, was $1,135,000. The Company received short swing profit contribution proceeds of $3,887,000 during the period. As a consequence, the Company is benefiting from a significantly improved liquidity position as compared to recent years. These operating and liquidity improvements are primarily a result of activity in the Middle East and, to some extent, Venezuela. Additionally, the Company received substantial benefit from the conversion of $1,689,000 of senior debt into 1,597,642 shares of common stock during the third quarter of 2003. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. A portion of these proceeds were used to repay $700,000 of principal plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also paid down current maturities and significantly reduced payables owing to Company vendors. The Company applied $400,000 of the proceeds to legal settlements (See Note G for further discussion).

     The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is no statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company's strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services are still a required source of revenues and operating income for the Company.

     The Company's reliance on event driven revenues in general, and well control events in particular, has historically impaired the Company's ability to generate predictable operating cash flows. The level of activity in event driven revenues along with the continued growth of non-event revenues have significantly increased the current year's operating income and resulting cash position. During the nine months ended September 30, 2003, there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with events in Iraq.

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not be misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2002, and those reports filed previously with the Securities and Exchange

Commission ("SEC"). The results of operations for the three-month and nine month periods ended September 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year. On August 19, 2003, the Company's stockholders voted in favor of a one for four reverse stock spit, effective October 2, 2003. All of the share numbers and per share numbers have been restated to reflect this reverse split. Certain reclassifications have been made in the prior period consolidated financial statements to conform to current year presentation.

C.  STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation granted under it's long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) for the nine month periods ended September 30, 2002 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                            --------------  --------------  ---------------  --------------
                                                 2002            2003            2002             2003
                                            --------------  --------------  ---------------  --------------
     Net income (loss) attributable to
        common stockholders as reported. .  $      625,000  $      729,000  $   (9,957,000)  $    4,899,000
     Less total stock based employee
       compensation expense determined
       under fair value method for all
       awards, net of tax related effects.         186,000          64,000         558,000          192,000
                                            --------------  --------------  ---------------  --------------
     Pro forma net income (loss)
     attributable to common stockholders .  $      439,000  $      665,000  $  (10,515,000)  $    4,707,000
                                            --------------  --------------  ---------------  --------------
     Basic net income (loss) per share
           As reported . . . . . . . . . .  $         0.06  $         0.03  $        (0.93)  $         0.24
           Pro forma . . . . . . . . . . .  $         0.04  $         0.03  $        (0.98)  $         0.23
     Diluted net income (loss) per share
           As reported . . . . . . . . . .  $         0.05  $         0.03  $        (0.93)  $         0.24
           Pro forma . . . . . . . . . . .  $         0.04  $         0.03  $        (0.98)  $         0.23

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," (" SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No.150 did not have a material impact on Company's condensed consolidated financial position or results of operations.

E.  DISCONTINUED  OPERATIONS

     On June 30, 2002, the Company formalized a plan to sell the assets of its Special Services and Abasco operations. The sales proceeds were approximately $1,041,000. The operations of these two companies are reflected as discontinued operations on the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

     The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:

                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                               2002           2003
                                                                         -------------  ---------------
          Receivables - net   . . . . . . . . . . . . . . . . . . . . .  $     174,000  $       90,000
          Restricted assets   . . . . . . . . . . . . . . . . . . . . .         38,000               -
                                                                         -------------  ---------------
                  Total assets  . . . . . . . . . . . . . . . . . . . .  $     212,000  $       90,000
                                                                         =============  ===============

          Short term debt and current maturities of long-term
           debt and notes payable   . . . . . . . . . . . . . . . . . .  $      32,000  $            -
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . .        801,000         204,000
          Accrued liabilities . . . . . . . . . . . . . . . . . . . . .        355,000          94,000
                                                                         -------------  ---------------
                  Total liabilities . . . . . . . . . . . . . . . . . .  $   1,188,000  $      298,000
                                                                         =============  ===============

     Reconciliation of change in net asset value of discontinued operations:
            Balance of net liability of discontinued
              operations at December 31, 2002                                           $     (976,000)
            Income from discontinued operations                                                375,000
            Intercompany transfers                                                             393,000
                                                                                        ---------------
            Balance of net liability of discontinued operations
              at September 30, 2003                                                     $     (208,000)
                                                                                        ===============

F.  LONG-TERM  DEBT  AND  NOTES  PAYABLE

     At June 30, 2003, the Company was not in compliance with certain ratio tests for the trailing twelve-month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults. In connection therewith, the Company issued $2,658,931 of new subordinated notes to Prudential for accrued and unpaid interest and fees. The Company believes that it will meet the ratio tests in the next twelve to fifteen months. Accordingly, the Company has reclassified $12,157,000 owing to Prudential from current liability to long term debt on the September 30, 2003 balance sheet. In connection with the July 2003 waiver, the Company has agreed to apply all of its 'Excess Cash', defined as cash and cash equivalents over $2,000,000, to Prudential obligations. The Company has received a partial waiver on the requirement at September 30, 2003 as a result of the cash and cash equivalents that were being held on September 30, 2003 for anticipated cash settlements of liabilities in the fourth quarter of 2003. The Company will be required to pay $582,000 to Prudential on or before November 14, 2003.

     At June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 1,239,008 shares of common stock.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed a term sheet extending the term of the loan to 24 months. The annual interest rate under the agreement is 11% and will be paid quarterly.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 8,334 shares of common stock to the participating lenders at closing and issued an additional
8,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. The note was paid on August 31, 2003.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 32,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 125,833 shares of common stock.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 37,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 232,800 shares of common stock.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short-term working capital up to $1,000,000. The effective interest rate under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights in exchange for $300,000 of cash and $100,000 in notes maturing in six months. The Company paid the note on October 14, 2003.

G.  COMMITMENTS  AND  CONTINGENCIES

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. The Company settled the case on behalf of all Boots & Coots entities and its employees by paying $500,000, the last installment of which was paid in March 2003. On September 24, 2003, Mr. Ramming and entities affiliated with him filed a cross claim against the Company asserting entitlement to indemnification with respect to the allegations of plaintiffs pursuant to alleged agreements between the Company and of its subsidiaries and on the basis of common law principles. Based upon the allegations made by the plaintiffs against Mr. Ramming and the entities affiliated with him to date, the Company does not believe that it is obligated to indemnify Mr. Ramming or such entities on the basis of any contractual, bylaw, common law or other obligation. The Company intends to closely monitor developments in the lawsuit and assess its position with respect to such indemnification as circumstances warrant.

     On October 17, 2003 a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company demanding past due rent, future rent through August 2005, net of anticipated rent received from its current tenants, other costs related to commissions and leasehold improvements and legal costs as a result of the Company abandoning its lease for office space located at 777 Post Oak Blvd., Houston, Texas, in early 2003. The Company intends to defend this lawsuit. The Company has reserved an amount it believes to be sufficient to offset the anticipated cost associated with this lawsuit.

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

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2003:

                                                Three Months Ended     Nine  Months  Ended
                                                   September  30,         September  30,
                                              ----------------------  ----------------------
                                                 2002        2003        2002        2003
                                              ----------  ----------  ----------  ----------
Weighted average common shares outstanding:
Basic: . . . . . . . . . . . . . . . . . . .  11,190,000  26,232,000  10,702,000  20,132,000
  Senior convertible debt. . . . . . . . . .           -           -           -           -
  Convertible preferred stock. . . . . . . .     239,000      33,000           -     117,000
  Stock purchase warrants (1). . . . . . . .           -           -           -           -
  Stock options (2). . . . . . . . . . . . .           -           -           -           -
                                              ----------  ----------  ----------  ----------
Diluted: . . . . . . . . . . . . . . . . . .  11,429,000  26,265,000  10,702,000  20,249,000
                                              ----------  ----------  ----------  ----------

     (1) Stock purchase warrants to purchase 8,883,000 shares and 6,006,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three and nine months ended September 30, 2002 and 2003, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations in 2002 only.

     (2) Stock options to purchase 1,015,000 shares and 326,000 shares of common stock were outstanding but not included in the computations of diluted net income (loss) attributable to common shareholders per share for the three and nine months ended September 30, 2002 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations in 2002 only.

     I.  BUSINESS  SEGMENT  INFORMATION

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the discontinued operations of ITS and Baylor business operations and further redefined the segments during 2002, as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. ITS, Baylor, Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

     Information concerning operations in the two business segments for the three and nine months ended September 30, 2002 and 2003 is presented below.

                                          PREVENTION     RESPONSE     CONSOLIDATED
                                         ------------  ------------  --------------
THREE MONTHS ENDED SEPTEMBER 30, 2002:
  Operating Revenues. . . . . . . . . .  $ 1,643,000   $ 1,821,000   $   3,464,000
  Operating Income (Loss) . . . . . . .      145,000      (219,000)        (74,000)
  Identifiable Operating Assets . . . .    4,091,000     3,838,000       7,929,000
  Capital Expenditures. . . . . . . . .            -             -               -
  Depreciation and Amortization . . . .      138,000       177,000         315,000
  Interest Expense and Other. . . . . .     (603,000)     (529,000)     (1,132,000)

THREE MONTHS ENDED SEPTEMBER 30, 2003:
  Operating Revenues. . . . . . . . . .  $ 1,742,000   $ 6,309,000   $   8,051,000
  Operating Income (Loss) . . . . . . .      (77,000)    2,012,000       1,935,000
  Identifiable Operating Assets . . . .    8,839,000    10,348,000      19,187,000
  Capital Expenditures. . . . . . . . .       20,000       262,000         282,000
  Depreciation and Amortization . . . .       60,000       202,000         262,000
  Interest Expense and Other. . . . . .      474,000       798,000       1,272,000

                                          PREVENTION     RESPONSE     CONSOLIDATED
                                         ------------  ------------  --------------
NINE MONTHS ENDED SEPTEMBER 30, 2002:
  Operating Revenues. . . . . . . . . .  $ 5,909,000   $ 5,549,000   $  11,458,000
  Operating Income (Loss) . . . . . . .     (225,000)     (474,000)       (699,000)
  Identifiable Operating Assets . . . .    4,091,000     3,838,000       7,929,000
  Capital Expenditures. . . . . . . . .            -        98,000          98,000
  Depreciation and Amortization . . . .      429,000       460,000         889,000
  Interest Expense and Other. . . . . .      (68,000)      (59,000)       (127,000)

NINE MONTHS ENDED SEPTEMBER 30, 2003:
  Operating Revenues. . . . . . . . . .  $12,572,000   $14,436,000   $  27,008,000
  Operating Income (Loss) . . . . . . .    3,216,000     5,352,000       8,568,000
  Identifiable Operating Assets . . . .    8,839,000    10,348,000      19,187,000
  Capital Expenditures. . . . . . . . .      833,000       957,000       1,790,000
  Depreciation and Amortization . . . .      340,000       421,000         761,000
  Interest Expense and Other. . . . . .      992,000     1,186,000       2,178,000


     For the three and nine month periods ended September 30, 2002, the Company's revenue mix between domestic and foreign sales were domestic 79%, foreign 21% and domestic 70% and foreign 30% respectively. For the three and nine month periods ended

September 30, 2003, the Company's revenue mix between domestic and foreign sales were domestic 19%, foreign 81% and domestic 14% and foreign 86% respectively.

     J.  SUBSEQUENT  EVENTS

     On August 19, 2003, the Company's stockholders voted in favor of a one for four reverse stock spit, effective October 2, 2003. All of the share numbers and per share numbers contained herein have been restated to reflect this reverse split.

     On October 9, 2003, the Company settled a short-term note payable to a law firm for $300,000 cash and 25,000 shares of common stock.

     On October 14, 2003, the Company paid $100,000 plus accrued interest in full payment of the Checkpoint note.

     On October 27, 2003, there were 7,984 shares of common stock issued upon the exercise of a warrant originally issued in connection with the Specialty Finance Credit Facility.

     The Company settled a contingent liability with a public relations firm for $60,000 cash, 550,000 shares of common stock, 600,000 warrants priced at $0.88 per share and $8,000 per month consulting fees through February 1, 2004 with an option to extend its contract for one more year at the Company's option. The value of the cash, securities and warrants of approximately $900,000 has been charged to interest and other expense (income) in the third quarter of 2003.

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

OVERVIEW

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the discontinued operations of ITS and Baylor business operations and further redefined the segments during 2002, as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. ITS, Baylor, Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

AMERICAN  STOCK  EXCHANGE  LISTING

     On July 21, 2003 the Company received a letter from The American Stock Exchange (" AMEX") stating that the Company is not in compliance with the continued listing standards of AMEX and that AMEX had completed its review of Boots & Coots' previously submitted plan of compliance and supporting documentation (the "Plan"). AMEX indicated that the plan submitted by Boots & Coots made a reasonable demonstration of its ability to regain compliance with continued listing standards.

     Specifically,  AMEX  stated  that Boots & Coots was not in compliance with:
Section 1003(a)(i) with shareholders equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) as shareholders equity was less than $4,000,000 and has sustained losses from continuing operations and / or net losses in three out of its four most recent fiscal years.

     Additionally,  Amex  stated  that  the  Company  was not in compliance with
Section 301 of the AMEX Company Guide, which states that a listed company is not permitted to issue, or to authorize its transfer agent or registrar to issue or register, additional securities of a listed class until it has filed an application for the listing of such additional securities and received notification from the Exchange that the securities have been approved for listing. The Company has filed the appropriate additional listing application and is awaiting AMEX approval.

     Finally, AMEX stated that, according to the Company's definitive proxy statement that was filed on July 11, 2003, the Company had only one member on its audit committee. As a result, the Company was not in compliance with audit committee composition requirements under Section 121B(b)(i) of the AMEX Company Guide, which requires each issuer to have and maintain an audit committee of at least three members, compromised solely of independent directors, each of whom is able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement or will become able to do so within a reasonable period of time after his or her appointment to the audit committee. The Company has subsequently added two directors, E.J. DiPaolo and Robert S. Herlin, each of whom is independent and has agreed to serve on the Audit Committee.

     AMEX has granted Boots & Coots an extension until the filing due date of Boots & Coots' Form 10-Q for the period ending September 30, 2003 to gain compliance with AMEX's listing standards subject to the Company providing AMEX with updates, at least quarterly or as requested by AMEX, in conjunction with the initiatives outlined in the submitted Plan.

     AMEX may institute immediate delisting proceedings as a consequence of the Company's failure to achieve compliance to its continued listing standards. Further, the AMEX will normally consider delisting companies that have sustained losses from continuing operations or net losses in their five most recent fiscal years or that have sustained losses that are so substantial in relation to their operations or financial resources, or whose financial condition has become so impaired, that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations or meet its obligations as they mature.

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

     Information concerning operations in different business segments for the three and nine months ended September 30, 2002 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                   ------------------------  -------------------------
                                                      2002         2003          2002         2003
                                                   -----------  -----------  ------------  -----------
REVENUES
 Prevention . . . . . . . . . . . . . . . . . . .  $1,643,000   $1,742,000   $ 5,909,000   $12,572,000
 Response . . . . . . . . . . . . . . . . . . . .   1,821,000    6,309,000     5,549,000    14,436,000
                                                   -----------  -----------  ------------  -----------
                                                   $3,464,000   $8,051,000   $11,458,000   $27,008,000
                                                   -----------  -----------  ------------  -----------
COST OF SALES
  Prevention. . . . . . . . . . . . . . . . . . .  $  440,000   $  980,000   $ 2,028,000   $ 5,016,000
  Response. . . . . . . . . . . . . . . . . . . .   1,062,000    2,447,000     2,733,000     5,014,000
                                                   -----------  -----------  ------------  -----------
                                                   $1,502,000   $3,427,000   $ 4,761,000   $10,030,000
                                                   -----------  -----------  ------------  -----------
OPERATING EXPENSES(1)
  Prevention. . . . . . . . . . . . . . . . . . .  $  629,000   $  614,000   $ 2,632,000   $ 2,995,000
  Response. . . . . . . . . . . . . . . . . . . .     479,000    1,124,000     1,849,000     2,494,000
                                                   -----------  -----------  ------------  -----------
                                                   $1,108,000   $1,738,000   $ 4,481,000   $ 5,489,000
                                                   -----------  -----------  ------------  -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  (2)
  Prevention. . . . . . . . . . . . . . . . . . .  $  291,000   $  165,000   $ 1,045,000   $ 1,005,000
  Response. . . . . . . . . . . . . . . . . . . .     322,000      524,000       981,000     1,155,000
                                                   -----------  -----------  ------------  -----------
                                                   $  613,000   $  689,000   $ 2,026,000   $ 2,160,000
                                                   -----------  -----------  ------------  -----------
DEPRECIATION AND AMORTIZATION (3)
  Prevention. . . . . . . . . . . . . . . . . . .  $  138,000   $   60,000   $   429,000   $   340,000
  Response. . . . . . . . . . . . . . . . . . . .     177,000      202,000       460,000       421,000
                                                   -----------  -----------  ------------  -----------
                                                   $  315,000   $  262,000   $   889,000   $   761,000
                                                   -----------  -----------  ------------  -----------
OPERATING INCOME (LOSS)
  Prevention. . . . . . . . . . . . . . . . . . .  $  145,000   $  (77,000)  $  (225,000)  $ 3,216,000
  Response. . . . . . . . . . . . . . . . . . . .    (219,000)   2,012,000      (474,000)    5,352,000
                                                   -----------  -----------  ------------  -----------
                                                   $  (74,000)  $1,935,000   $  (699,000)  $ 8,568,000
                                                   -----------  -----------  ------------  -----------

_________________________________
     (1)  Operating expenses have been allocated pro rata among segments based upon relative revenues.
     (2)  Corporate  selling,  general  and administrative expenses have been allocated pro rata among segments  based  upon  relative  revenues.
     (3)  Corporate depreciation and amortization expenses have been allocated pro rata among segments based  upon  relative  revenues.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

     Prevention revenues were $1,742,000 for the three months ended September 30, 2003, compared to $1,643,000 for the three months ended September 30, 2002, representing an increase of $99,000 (6.0%) in the current quarter. Revenues were higher as a result of an increase in new accounts for the Company's
WELLSURE(R) CANADA risk management program. This increase was slightly offset by a decrease in non-event engineering services. Revenues for the Company's SafeGuard international programs remained primarily unchanged for the quarter.

     Response revenues were $6,309,000 for the three months ended September 30, 2003, compared to $1,821,000 for the three months ended September 30, 2002, an increase of $4,488,000 (246.4%). The increase in the current quarter is primarily a result of the Company providing lead contractor services in the Middle East. This increase was partially offset by a decrease in domestic response services and project related opportunities.

Cost  of  Sales

     Prevention cost of sales were $980,000 for the three months ended September 30, 2003, compared to $440,000 for the three months ended September 30, 2002, an increase of $540,000 (122.7%) in the current quarter. The increase was a primarily a result of a higher mix of project management work in Venezuela that resulted in increased subcontractor costs of $500,160.

     Response cost of sales were $2,447,000 for the three months ended September 30, 2003, compared to $1,062,000 for the three months ended September 30, 2002, an increase of $1,385,000 (130.4%) in the current year. The increase was the result of higher variable personnel costs associated with a larger percentage of the Company's workforce being deployed, principally in Kuwait and Iraq in the current quarter.

Operating  Expenses

     Consolidated operating expenses were $1,738,000 for the three months ended September 30, 2003, compared to $1,108,000 for the three months ended September 30, 2002, an increase of $630,000 (56.9%) in the current quarter. The increase was a result of additional labor, insurance and travel costs related to the previously mentioned increase in revenue. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $689,000 for the three months ended September 30, 2003, compared to $613,000 for the three months ended September 30, 2002, an increase of $76,000 (12.4%) from the 2002 quarter. The decrease was the result of reduced corporate personnel costs resulting from the Company's restructuring initiatives begun in June 2002, and reduced consulting and legal fees partially offset by higher insurance costs associated with the Company's work in Iraq and certain provisions for settlements in the current quarter. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

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

Interest  Expense  and  Other  expense  (income),  Including  Finance  Costs

     The increase in interest and other expenses (income) of $2,404,000 for the three months ended September 30, 2003, as compared to the prior quarter is explained in the table below:

                                                 For the Three Months Ended
                                              --------------------------------
                                               September 30,    September 30,
                                              ---------------  ---------------
                                                   2002             2003
                                              ---------------  ---------------
          ITS settlement                      $   (1,073,000)  $            -
          Reserve for contingent liabilities        (297,000)         900,000
          Financing fees                             100,000          230,000
          Interest expense - senior debt              56,000          106,000
          KBK finance costs                           34,000                -
          Loss on sale of fixed assets                13,000                -
          Interest on subordinated debt                    -           83,000
          Other                                       35,000          (47,000)
                                              ---------------  ---------------
          Total Interest and Other            $   (1,132,000)  $    1,272,000
                                              ---------------  ---------------

Income  Tax  Expense

     Income taxes for the three months ended September 30, 2003 and 2002 were $187,000 and $170,000, respectively, and are a result of taxable income in the Company's foreign operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

     Prevention revenues were $12,572,000 for the nine months ended September 30, 2003, compared to $5,909,000 for the nine months ended September 30, 2002, representing an increase of $6,663,000 (112.7%) in the current period. Most of the increases during the first nine months of 2003 were related to a $5,539,000 increase in revenues from equipment sales over the prior period. Increases in revenue from new accounts for the Company's WELLSURE(R) CANADA risk management program and an increase in Venezuela revenues were slightly offset by a decrease in SafeGuard international services in the 2003 current period.

     Response revenues were $14,436,000 for the nine months ended September 30, 2003, compared to $5,549,000 for the nine months ended September 30, 2002, an increase of $8,887,000 (160.1%) in the current period. This increase was the result of higher demand for response services, principally related to the Company providing lead contractor services in Iraq during the 2003 period. This increase is partially offset by reduced demand for domestic response services and project related opportunities during the current period.

Cost  of  Sales

     Prevention cost of sales were $5,016,000 for the nine months ended September 30, 2003, compared to $2,028,000 for the nine months ended September 30, 2002, an increase of $2,988,000 (147.3%) in the current period. The increase was a result of additional equipment costs related to the previously mentioned equipment sales and increased project management work in Venezuela. The cost of the equipment sold is based on the purchase price of new assets bought and resold and the net book value of the Company's equipment sold.

     Response cost of sales were $5,014,000 for the nine months ended September 30, 2003, compared to $2,733,000 for the nine months ended September 30, 2002, an increase of $2,281,000 (83.5%) in the current period. The increase was the result of higher personnel costs associated with a larger percentage of the Company's workforce being deployed, principally in Kuwait and Iraq in the current quarter.

Operating  Expenses

     Consolidated operating expenses were $5,489,000 for the nine months ended September 30, 2003, compared to $4,481,000 for the nine months ended September 30, 2002, an increase of $1,008,000 (22.5%) in the current period. The increase was a result of additional labor and insurance related to the previously mentioned increase in revenue for the current period. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $2,160,000 for the nine months ended September 30, 2003, compared to $2,026,000 for the nine months ended September 30, 2002, an increase of $134,000 (6.6%) from the prior period. The increase was a result of reduced corporate personnel costs related to the Company's restructuring initiatives begun in June 2002 and reduced professional and legal fees which were offset by certain non recurring provisions for settlements in the current quarter. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

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

Interest  Expense  and  Other  Expenses  (Income),  Including  Finance  Costs

     The increase in interest and other expenses (income) of $2,305,000 for the nine months ended September 30, 2003, as compared to the prior period is explained in the table below:

                                                 For the Nine Months Ended
                                              --------------------------------
                                               September 30,    September 30,
                                              ---------------  ---------------
                                                   2002             2003
                                              ---------------  ---------------
          ITS settlement                      $   (1,073,000)               -
          Reserve for contingent liabilities         279,000          900,000
          Restructuring charges                      (48,000)         (67,000)
          Financing fees                             313,000          300,000
          Interest expense - senior debt             109,000          237,000
          KBK finance costs                          208,000           43,000
          Loss on sale of fixed assets                54,000                -
          Interest on subordinated notes                   -          417,000
          Other                                       31,000          (52,000)
          Checkpoint settlement                            -          400,000
                                              ---------------  ---------------
          Total Interest and Other            $     (127,000)  $    2,178,000
                                              ---------------  ---------------

Income  Tax  Expense

     Income taxes for the nine months ended September 30, 2003 and 2002 were $762,000 and $343,000, respectively, and are a result of taxable income in the Company's foreign operations.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     LIQUIDITY

     At September 30, 2003, the Company had working capital of $8,048,000 including a cash balance of $3,231,000. Though the Company had increased its stockholders' equity by $12,150,000 for the same period, the Company still retained a stockholders' deficit of $1,838,000. For the nine months ended September 30, 2003, the Company generated operating income for the period of $8,568,000 and net cash from operating activities, before changes in working capital, of $8,428,000. Net cash generated from operating activities, after changes in working capital, was $1,135,000. The Company received short swing profit contribution proceeds of $3,887,000 during the period. As a consequence, the Company is benefiting from a significantly improved liquidity position as compared to recent years. These operating and liquidity improvements are primarily a result of activity in the Middle East and, to some extent, Venezuela. Additionally, the Company received substantial benefit from the conversion of $1,689,000 of senior debt into 1,597,642 shares of common stock during the third quarter of 2003. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. A portion of these proceeds were used to repay $700,000 of principal plus interest owing under the Company's credit facility with Checkpoint Business, Inc. (See Note F for further discussion). The Company also paid down current maturities and significantly reduced payables owing to Company vendors. The Company applied $400,000 of the proceeds to legal settlements (See Note G for further discussion).

     The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is no statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company's strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services are still a required source of revenues and operating income for the Company.

     The Company's reliance on event driven revenues in general, and well control events in particular, has historically impaired the Company's ability to generate predictable operating cash flows. The level of activity in event driven revenues along with the continued growth of non-event revenues have significantly increased the current year's operating income and resulting cash position. During the nine months ended September 30, 2003, there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with events in Iraq.

CREDIT  FACILITIES/CAPITAL  RESOURCES

     At June 30, 2003, the Company was not in compliance with certain ratio tests for the trailing twelve-month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults. In connection therewith, the

Company issued $2,658,931 of new subordinated notes to Prudential for accrued and unpaid interest and fees. The Company believes that it will meet the ratio tests in the next twelve to fifteen months. Accordingly, the Company has reclassified $12,157,000 owing to Prudential from current liability to long term debt on the September 30, 2003 balance sheet In connection with the July 2003 waiver, the Company has agreed to apply all of its 'Excess Cash', defined as cash and cash equivalents over $2,000,000, to Prudential obligations. The Company has received a partial waiver on the requirement at September 30, 2003 as a result of the cash and cash equivalents that were being held on September 30, 2003 for anticipated cash settlements of liabilities in the fourth quarter of 2003. The Company will be required to pay $582,000 to Prudential on or before November 14, 2003.

     At June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 1,239,008 shares of common stock.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed a term sheet extending the term of the loan to 24 months. The annual interest rate under the agreement is 11% and will be paid quarterly.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 8,334 shares of common stock to the participating lenders at closing and issued an additional
8,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. The note was paid on August 31, 2003.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 32,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 125,833 shares of common stock.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 37,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 232,800 shares of common stock.

     On December 4, 2002, the Company entered into a loan agreement with Checkpoint Business, Inc. ("Checkpoint") providing for short-term working capital up to $1,000,000. The effective interest rate under the loan agreement was 15% per annum. Checkpoint collateral included substantially all of the assets of the Company, including the stock of the Company's Venezuelan subsidiary. As of December 31, 2002 and March 28, 2003, the Company had borrowed $500,000 and an additional $200,000, respectively, under this facility. On March 28, 2003, the Company paid in full the principal balance of $700,000 and interest outstanding under its loan agreement with Checkpoint. On May 7, 2003, the Company settled Checkpoint's option to purchase its Venezuelan subsidiary and terminated Checkpoint's exclusivity rights in exchange for $300,000 of cash and $100,000 in notes maturing in six months. The Company paid the note on October 14, 2003.

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:

     --------------------------------------------------------------------------------
                FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDING DECEMBER 31,
     ---------------------------------------------------------------------------------------------
     DESCRIPTION                    2003(1)   2004(2)      2005       2006     2007    THEREAFTER
     ----------------------------  ---------  --------  -----------  -------  -------  -----------
     Long and short term debt and
         notes payable. . . . . .  $420,000         -   $13,132,000        -        -            -
     ----------------------------  ---------  --------  -----------  -------  -------  -----------
     Future minimum lease
        payments                   $557,000   $46,000   $    16,000  $12,000  $12,000  $     6,000
     ----------------------------  ---------  --------  -----------  -------  -------  -----------
     Total commitments             $977,000   $46,000   $13,148,000  $12,000  $12,000  $     6,000
     ----------------------------  ---------  --------  -----------  -------  -------  -----------

          (1) Principal of $1,300,000 was converted into common stock in July of 2003. The $100,000 note was paid in full on October 14, 2003.

          (2) Accrued interest totaling $2,287,000 is included in the Company's 12% Senior Subordinated Notes at September 30, 2003 due to the accounting for a troubled debt restructuring during 2000. This amount is included in the above presentation. Accrued interest calculated through March 31, 2003, is deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2003 will continue quarterly until December 30, 2005.

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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended September 30, 2002 and September 30, 2003, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $32,000 and $11,000, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended September 30, 2003 and 2002 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $34,000 and $57,000 at September 30, 2002 and 2003, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies. The current political and economic climate in Venezuela negatively affects the Company's ability to change local currencies into U.S. dollars. At present the Company does not have a large cash exposure, however the collection of the accounts receivable will be mostly in local currency. The Company is monitoring the situation closely and is actively pursuing methods to repatriate cash to the U.S.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as such term is defined under

Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. The Company settled the case on behalf of all Boots & Coots entities and its employees by paying $500,000, the last installment of which was paid in March, 2003. On September 24, 2003, Mr. Ramming and entities affiliated with him filed a cross claim against the Company asserting entitlement to indemnification with respect to the allegations of plaintiffs pursuant to alleged agreements between the Company and of its subsidiaries and on the basis of common law principles. Based upon the allegations made by the plaintiffs against Mr. Ramming and the entities affiliated with him to date, the Company does not believe that it is obligated to indemnify Mr. Ramming or such entities on the basis of any contractual, bylaw, common law or other obligation. The Company intends to closely monitor developments in the lawsuit and assess its position with respect to such indemnification as circumstances warrant.

     On October 17, 2003 a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company demanding past due rent, future rent through August 2005, net of anticipated rent received from its current tenants, other costs related to commissions and leasehold improvements and legal costs as a result of the Company abandoning its lease for office space located at 777 Post Oak Blvd., Houston, Texas, in early 2003. The Company intends to defend this lawsuit. The Company has reserved an amount it believes to be sufficient to offset the anticipated cost associated with this lawsuit.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On July 3, 2003, the Prudential Company of America converted 59,872 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") with a face value of $5,987,200 into 3,401,800 shares of the Company's common stock. The Series E Preferred Stock converted included dividends which were paid in kind of 9,872 shares of Series E Preferred Stock. As of the date hereof, 582 shares of Series E Preferred Stock remain outstanding.

     In July 2003, Specialty Finance Fund I, LLC and certain participation interest holders converted $1,688,641 of senior secured debt and accrued interest into 1,597,642 shares of common stock.

     In July 2003, 571,414 shares of common stock were issued upon the exercise of warrants that were originally issued to Specialty Finance and subsequently distributed to its members.

     These issuances were exempt private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     At June 30, 2003, the Company was not in compliance with certain ratio tests for the trailing twelve-month period under its loan agreement with the Prudential Insurance Company of America. Under the Prudential loan agreement, failure to comply with the ratio tests is an event of default and the note holder may, at its option, by notice in writing to the Company, declare all of the Notes to be immediately due and payable together with interest accrued thereon. On July 3, 2003, the Company reached an agreement with Prudential to waive these loan defaults. In connection therewith, the Company issued $2,658,931 of new subordinated notes to Prudential for accrued and unpaid interest and fees. The Company believes that it will meet the ratio tests in the next twelve to fifteen months. Accordingly, the Company has reclassified $12,157,000 owing to Prudential from current liability to long term debt on the September 30, 2003 balance sheet In connection with the July 2003 waiver, the Company has agreed to apply all of its 'Excess Cash', defined as cash and cash equivalents over $2,000,000, to Prudential obligations. The Company has received a partial waiver on the requirement at September 30, 2003 as a result of the cash and cash equivalents that were being held on September 30, 2003 for anticipated cash settlements of liabilities in the fourth quarter of 2003. The Company will be required to pay $582,000 to Prudential on or before November 14, 2003.

     At June 30, 2003, Specialty Finance's participation interest of $1,000,000 was outstanding as senior secured debt. The Company had not, at that time, received a waiver from Specialty Finance of defaults under their credit facility. On July 11, 2003, the Company converted this debt and the accrued interest into equity by issuing 1,239,008 shares of common stock.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed a term sheet extending the term of the loan to 24 months. The annual interest rate under the agreement is 11% and will be paid quarterly.

     On May 2, 2002, the Company borrowed $250,000 under the Senior Secured Loan Facility upon similar terms, except that the Company issued 8,334 shares of common stock to the participating lenders at closing and issued an additional
8,334 shares of common stock to extend the maturity of those notes for an additional 90 days. On October 25, 2002, the loan extension period matured. The note was paid on August 31, 2003.

     On July 5, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 32,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 125,833 shares of common stock.

     On July 8, 2002, the Company entered into a loan participation agreement with a certain party under which it borrowed an additional $200,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. The effective interest rate of the participation was 16% after taking into account rate adjustment fees. The Company also paid 4% of the borrowed amount in origination fees, paid closing expenses and issued 37,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On October 1, 2002, the loan matured. On July 18, 2003, the Company converted this debt and the accrued interest into equity by issuing 232,800 shares of common stock.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          On August 19, 2003, the Company convened its annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect one Class I director serving for a one year term, one Class II director serving for a two year term and one Class III director to server for a three year term and to approve a one to four reverse stock spit of the Company's common stock.

          The  voting  was  as  follows:

     Proposal  I:  Election  of  Directors.

                                                                    BROKER
                                  FOR       WITHHELD   ABSTAINING  NON VOTES
                               ----------
          W. Richard Anderson  91,539,868   1,842,351          --         --
          Jerry L. Winchester  91,043,806   2,338,513          --         --
          K. Kirk Krist        91,052,446   2,329,776          --         --

          Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

          Proposal II: Amendment to certificate of incorporation affecting a one for four reverse stock split of the Company's common Stock.

                                                                   BROKER
                               FOR         AGAINST     ABSTAINING  NON VOTES
                               ----------  ----------  ----------  ---------
                               82,489,793  10,751,480     140,946         --

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

Exhibit No.                      Document
------------  -----------------------------------------------
   3.01       Amended and Restated Certificate of Incorporation(1)
   3.02       Amendment to Certificate of Incorporation(2)
  3.02(a)     Amendment to Certificate of Incorporation(3)
   3.03       Amended Bylaws(4)
   4.01       Specimen Certificate for the Registrant's Common
              Stock(5)
   4.02       Certificate of Designation of 10% Junior Redeemable
              Convertible Preferred Stock(6)


Exhibit No.                      Document
------------  -----------------------------------------------
   4.03   --  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
   4.04   --  Certificate of Designation of Series B Convertible Preferred Stock(8)
   4.05   --  Certificate of Designation of Series C Cumulative Convertible Junior
              Preferred Stock(9)
   4.06   --  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
   4.07   --  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
   4.08   --  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
   4.09   --  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
   4.10   --  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
  10.01   --  Alliance Agreement between IWC Services, Inc. and
              Halliburton Energy Services, a division of Halliburton
              Company(15)
              Open
              Open
  10.04   --  1997 Incentive Stock Plan(18)
  10.05   --  Outside Directors' Option Plan
  10.06   --  Executive Compensation Plan
  10.07   --  Halliburton Center Sublease(19)
  10.08   --  Registration Rights Agreement dated July 23, 1998,
              between Boots & Coots International Well Control, Inc. and
              The Prudential Insurance Company of America(20)
  10.09   --  Participation Rights Agreement dated July 23, 1998, by and among Boots & Coots International Well Control, Inc.,
              The Prudential Insurance Company of America and certain
              stockholders of Boots & Coots International Well Control,
              Inc.(21)
  10.10   --  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential
              Insurance Company of America (22)
  10.11   --  Loan Agreement dated October 28, 1998, between Boots &
              Coots International Well Control, Inc. and Comerica
              Bank - Texas(23)
  10.12   --  Security Agreement dated October 28, 1998, between
              Boots & Coots International Well Control, Inc. and Comerica
              Bank - Texas(24)
  10.13*  --  Executive Employment Agreement of Jerry Winchester
              Open
  10.15   --  Office Lease for 777 Post Oak(25)
  10.16   --  Open
  10.17   --  Open
  10.18   --  Third Amendment to Loan Agreement dated April 21, 2000 (26)
  10.19   --  Fourth Amendment to Loan Agreement dated May 31, 2000(27)
  10.20   --  Fifth Amendment to Loan Agreement dated May 31, 2000(28)
  10.21   --  Sixth Amendment to Loan Agreement dated June 15, 2000(29)
  10.22   --  Seventh Amendment to Loan Agreement dated December 29, 2000(30)
  10.23   --  Subordinated Note Restructuring Agreement with The Prudential Insurance
              Company of America dated December 28, 2000 (31)
  10.25   --  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with
              Halliburton Energy Services, Inc. (32)
  10.27   --  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker,
              Moore (33)
  10.28   --  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P.(34)


Exhibit No.                      Document
------------  -----------------------------------------------
              Open
  10.30   --  2000 Long Term Incentive Plan(35)
  10.31   --  Eighth Amendment to Loan Agreement dated April 12, 2002(36)
  10.32   --  Ninth Amendment to Loan Agreement dated May 1, 2002(37)
  10.33   --  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential
              Insurance Company of America dated March 29, 2002(38)
  10.34   --  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential
              Insurance Company of America dated June 29, 2002(39)
  10.35*  --  3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential
              Insurance Company of America dated July 3, 2003
  21.01   --  List of subsidiaries(40)
 *31.1    --  Sec.302 Certification by Jerry Winchester
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

(25)  Incorporated  herein  by  reference  to  exhibit 10.30 of Form 10-K filed April 15, 1999.

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

(31)  Incorporated  herein  by  reference  to  exhibit  10.23 of Form 10-K filed April 2, 2001.

(32)  Incorporated  herein  by  reference  to  exhibit  10.42 of Form 10-K filed July 17, 2000.

(33)  Incorporated  herein  by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(34)  Incorporated  herein  by  reference  to  exhibit  2  of  Form 8-K filed October 11, 2000.

(35)  Incorporated  herein  by  reference  to  exhibit  4.1  of  Form S-8 filed April 30, 2001.

(36)  Incorporated  herein  by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.

(37)  Incorporated  herein  by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(38)  Incorporated  herein  by reference to exhibit 10.33 of Form 10-Q filed November 14, 2002.

(39)  Incorporated  herein  by reference to exhibit 10.34 of Form 10-Q filed November 14, 2002.

(40)  Incorporated  herein  by  reference  to  exhibit  21.01  of Form 10-Q filed May 14, 2002.

     (b)  Reports on Form 8-K

     The Company filed an 8-K on August 13, 2003 furnishing its second quarter earnings release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOOTS  &  COOTS  INTERNATIONAL  WELL
                                       CONTROL, INC.

                                       By:     /s/  JERRY WINCHESTER
                                          --------------------------------------
                                                    Jerry Winchester
                                                    Chief Executive Officer

                                       By:     /s/  KEVIN JOHNSON
                                          --------------------------------------
                                                    Kevin Johnson
                                                    Principal Accounting Officer

Date:   November  14,  2003