Form 10-K
period 2003-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2004-03-30
CIK 833845

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 ---------------

                                    FORM 10-K

                                 ---------------
(MARK  ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13817

                                 ---------------

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

                                 ---------------

         Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
    Common Stock, $.00001 par value            American Stock Exchange

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

     The aggregate market value of Common stock held by non-affiliates as of June 30, 2003 was $46,802,000.

     The number of shares of the issuer's common stock outstanding on March 29, 2004 was 27,300,000.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K which will be filed with the Securities and Exchange Commission on or before April 30, 2004.

                                   FORM 10-K


================================================================================

                                           ANNUAL REPORT
                                FOR THE YEAR ENDED DECEMBER 31, 2003

                                         TABLE OF CONTENTS
                                                                                                   PAGE
                                                                                                   ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 2.   Description of Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    11
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
  Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .    11
  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    13
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . .    21
  Item 8.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    21
  Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 10.  Directors and Executive Officers, . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    22
  Item 13.  Certain Relationships and Related Party Transactions. . . . . . . . . . . . . . . . .    22
  Item 14.  Principal Accounting Fees & Services. . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K. . . . . . . . . . .    23
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
FINANCIAL STATEMENTS
  Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
  Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
  Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .   F-5
  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

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

RECENT  DEVELOPMENTS

     Financial Improvements. At December 31, 2003 and as of the date of this filing the Company is not in default on any of its loan agreements. During July, 2003, the Company received substantial benefit from the conversion of $1,689,000 of senior debt that was in default into 1,597,642 shares of common stock. Additionally, in August, 2003, The Company received short swing profit contribution proceeds of $3,887,000 as a result of sales of Company securities by The Prudential Insurance Company of America that were voluntarily reported by Prudential. During the year ended December 31, 2003 there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with the war in Iraq and subsequent efforts to restore Iraq's oil production. As a consequence, the Company's liquidity position has improved significantly over recent years. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. Improvements in liquidity allowed the Company to pay down current maturities of outstanding debt, significantly reduce payables owing to Company vendors and settle certain legal proceedings relating to the Company's past financial problems.

     Restore Iraqi Oil Program. ("RIO"). During the year ended December 31, 2003, the Company relied heavily upon the RIO contract to generate income and cash flow. The Company operated under the contract as a subcontractor to KBR, the engineering and construction subsidiary of Halliburton. On January 16, 2004, Halliburton confirmed that the US Army Corps of Engineers had awarded KBR a contract to continue its RIO operations in southern Iraq for a period of two years, with three one-year renewal options.

     Pending the transition to the new contract for the RIO program in Iraq, the Company has temporarily demobilized its personnel in the region. Currently, it is unclear when the Company will re-mobilize its personnel, if ever, although the Company remains positioned to continue its previous work and respond immediately whenever an emergency arises in Iraq.

     Amex Listing. On July 21, 2003 the Company received a letter from The American Stock Exchange (" AMEX") stating that the Company was not in compliance with the continued listing standards of AMEX and that AMEX had completed its review of Boots & Coots' previously submitted plan of compliance and supporting documentation (the "Plan"). AMEX indicated that the plan submitted by Boots & Coots made a reasonable demonstration of its ability to regain compliance with continued listing standards.

     Specifically,  AMEX  stated  that  Boots & Coots was not in compliance with
Section 1003(a)(i) with shareholders equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) as shareholders equity was less than $4,000,000 and the Company had sustained losses from continuing operations and / or net losses in three out of its four most recent fiscal years. As of December 31, 2003, the Company achieved Net Income in two out of the prior three years, hence the Company is now in compliance with Sections 1003(a)(i) and Section 1003(a)(ii).

     Additionally,  Amex  stated  that  the  Company  was not in compliance with
Section 301 of the AMEX Company Guide, which states that a listed company is not permitted to issue, or to authorize its transfer agent or registrar to issue or register, additional securities of a listed class until it has filed an application for the listing of such additional securities and received notification from the Exchange that the securities have been approved for listing. The Company subsequently filed the appropriate additional listing application and AMEX approved the application.

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

     AMEX had granted Boots & Coots an extension until the filing due date of Boots & Coots Form 10-K for the period ending December 31, 2003 to gain compliance with AMEX's listing standards subject to the Company providing AMEX with updates, at least quarterly or as requested by AMEX, in conjunction with the initiatives outlined in the submitted Plan. As of December 31, 2003, the Company believes it is in compliance with all AMEX listing standards. AMEX has informed the Company that it will forward written confirmation of the Company's compliance subsequent to the Company's filing of this Form 10-K with the Securities and Exchange Commission.

     HISTORY  OF  THE  COMPANY

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

     Business Strategy. The well control response services business is a finite market with services dependent upon the occurrence of blowouts which cannot be reasonably predicted. Accordingly, the Company intends to build upon its demonstrated strengths in high-risk management while endeavoring to increase predictable revenues from its pre-event and engineering services and non-critical event services. As a result of historical operating losses, the Company had been forced to operate with a minimum of working capital.

As a result, the Company curtailed its business expansion program and was unable to aggressively pursue growth in its prevention services segmentIraq has improved finances however, and the Company intends to aggressively develop the new prevention markets through business development, its insurance programs and geographic expansion programs

     In addition to these internal efforts to grow its response and prevention service lines, the Company is also seeking complementary business acquisitions that would enable the Company to provide a more predictable level of income, broaden its service capabilities and increase its geographic presence. Simultaneously, the Company continues its efforts to improve its balance sheet and capital structure.

     Executive Offices. The Company's principal executive office is located at 11615 N. Houston-Rosslyn, Houston, Texas, 77086.

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

     Trends. The increased recognition of the importance of risk mitigation services, training and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, both major and independent oil producers are coming to the Company for proactive preparedness and incident prevention programs. These requests, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills, are expanding the market for the Company's engineering unit. Underwriting syndicates continue to firm renewal rates and seek higher quality risks in the "Control of Well" segment of the energy insurance market. The Company believes these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE(R), a proprietary insurance program in which the Company is the provider of both pre-event and loss management services.

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

     Drilling Engineering. The Company has a highly specialized in-house engineering staff which, in alliance with Halliburton Energy Services, provides engineering services, including planning and design of relief well drilling
(trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures; and mechanical and computer aided designs for well control equipment.

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

     Regional Emergency Response Centers (SafeGuard). The Company has established and maintains industry supported emergency response centers. The centers allow the Company to generate a line of predictable revenues while expanding its geographic presence. Under a typical "SafeGuard" agreement, the Company will sell to producers the equipment required to respond to a blowout or oil or gas well fire and provide an ongoing maintenance and monitoring program to ensure the equipment is certified for emergency response. The Company also provides an "in-country" Well Control Specialist in order to minimize initial response time. Prevention services, under SafeGuard, include on-site training, contingency planning, safety inspections and emergency response drills. In addition to its home base in Houston, TX, the Company also currently has Emergency Response Centers in Anaco, Venezuela, and Hassi Massad, Algeria.

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

DEPENDENCE  UPON  CUSTOMERS

     The Company has historically not been materially dependent upon a single or a few customers, although, in 2003, one customer represented a material amount of business for the period as a result of the unpredictable demand for well control and firefighting services. The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over.

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

     As a result of the Halliburton Alliance, the Company is directly involved in Halliburton's well control projects that require firefighting and Risk Management expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. The Halliburton Alliance also gives the Company access to Halliburton's facilities world wide as well as global communications, credit and currency management systems, capabilities that could prove invaluable in connection with the Company's international operations.

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

COMPETITION

     The emergency response segment of the oil and gas services business is a rapidly evolving field in which developments are expected to continue at a rapid pace. The Company believes that the Halliburton Alliance and the WELLSURE(R) program have strengthened its competitive position in the industry by expanding the scope of services that the Company offers to its customers. However, the Company's ability to compete depends upon, among other factors, capital availability, increasing industry awareness of the variety of services the Company offers, expanding the Company's network of Emergency Response Centers and further expanding the breadth of its available services. Competition from other emergency response companies, some of which have greater financial resources than the Company, is intense and is expected to increase as the industry undergoes additional change. The Company's competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company's techniques, products and services obsolete or noncompetitive. The
Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company's ability to develop, produce or sell competitive products or the specialized equipment used in its business.

EMPLOYEES

     As of March 29, 2004, the Company and its operating subsidiaries collectively had 37 full-time employees, and two part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

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

RELIANCE  UPON  OFFICERS,  DIRECTORS  AND  EMPLOYEES

     The Company's emergency response services require highly specialized skills. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its employees. In seeking qualified personnel, the Company may be required to compete with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent upon its ability to attract and retain qualified personnel, the inability to do so, or the loss of personnel, could have a material adverse impact on the Company's business.

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

ITEM 2.  DESCRIPTION  OF  PROPERTIES.

     The Company owns a facility in northwest Houston, Texas, at 11615 N. Houston-Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. Additionally, the Company has leased office and equipment storage facilities in various other cities within the United States and Venezuela. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

ITEM 3.  LEGAL  PROCEEDINGS

     On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises are located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff seeks recovery of:
(a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney's fees, together with interest thereon; and (d) costs of suit. The Company has properly accrued for any potential liabilities under the lease agreement. The Company filed its answer generally denying Plaintiff's claims and asserting the affirmative defenses of surrender and termination, estoppel and waiver. Both parties have responded to written discovery. Plaintiff has filed a partial motion for summary judgment relating to the Company's liability under the Lease Agreement. The hearing on Plaintiff's motion for summary judgment was held on March 12, 2004, but the court has not yet ruled on the motion. The Company intends to vigorously defend this matter.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March, 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs' claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

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

          The  voting  was  as  follows:

               Proposal  I:  Election  of  Directors.

                                                                       BROKER
                                FOR      CLASS  WITHHELD  ABSTAINING  NON VOTES

     W. Richard Anderson     22,884,967    I    460,588       --         --
     Jerry L. Winchester     22,760,952   II    584,628       --         --
     K. Kirk Krist           22,763,112  III    582,444       --         --

          Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

          Proposal II: Amendment to certificate of incorporation affecting a one for four reverse stock split of the Company's common stock.

                                                   BROKER
                  FOR       AGAINST   ABSTAINING  NON VOTES

               20,622,448  2,687,870     35,237      --


                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock is listed on the AMEX under the symbol "WEL." The following table sets forth the high and low sales prices per share of the common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

                        HIGH AND LOW SALES PRICES

                           2002          2003
                           ----          ----
                       HIGH    LOW   HIGH    LOW
                       -----  -----  -----  -----
First Quarter. . . .  $1.84  $1.28  $8.40  $0.48
Second Quarter . . .   1.80   0.68   3.20   0.96
Third Quarter. . . .   0.88   0.24   1.72   1.16
Fourth Quarter . . .   0.96   0.24   1.61   1.10


     On March 29, 2004 the last reported sale price of the common stock as reported on AMEX was $1.36 per share.

     As of March 29, 2004, the Company's common stock was held by approximately 20,000 holders of record. The Company estimates that it has a larger number of beneficial stockholders as much of its common stock is held by broker-dealers in street name for their customers.

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

SALES  OF  UNREGISTERED  SECURITIES

     On March 31, 2003, all 12,000 shares of the Company's Junior Redeemable Convertible Preferred Stock were converted into 149,905 shares of the Company's common stock.

     On March 20, 2003, 2,119 shares of 5,380 outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock were converted into 70,634 shares of the Company's common stock.

     On May 15, 2003, 1,053 shares of 3,261 outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock were converted into 35,100 shares of the Company's common stock.

     On March 27, 2003, all shares of 3,726 outstanding shares of the Company's Series D Cumulative Junior Preferred Stock were converted into 140,712 shares of the Company's common stock

     On March 21, 2003, the Prudential Insurance Company of America converted 83,231 shares of the Company's Series G Cumulative Convertible Preferred Stock into 3,015,616 shares of the Company's common stock.

     From January to April 2003, all 101,907 outstanding shares of the Company's Series H Cumulative Convertible Preferred Stock were converted into 3,396,718 shares of the Company's common stock.

     On March 20, 2003, the Company's former Chief Executive Officer exercised options covering 225,000 shares of common stock.

     On  July  3,  2003,  Prudential  converted  60,193 and 14,009 shares of the
Company's Series E and Series G Cumulative Convertible Preferred Stock, respectively into 3,401,801 shares of the Company's common stock. The Series E Preferred Stock converted included dividends which were paid in kind of 9,872 shares of Series E Preferred Stock. As of the date hereof, 582 shares of Series E Preferred Stock remain outstanding.

     In July 2003, Specialty Finance Fund I, LLC and certain participation interest holders converted $1,688,641 of senior secured debt and accrued interest into 1,597,642 shares of common stock.

On August 15, 2003, 16,667, shares of common stock were issued related to finance charges on certain senior debt.

On October 24, 2003, 25,000 shares of common stock were issued related to a settlement with a law firm.

On October 31, 2003, 550,000 shares of common stock were issued in settlement of a liability with a public relations firm.

     On November 20, 2003, 135,926 shares of common stock were issued to certain senior debt holders as finance charges.

     These issuances were exempt private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED  FINANCIAL  DATA

     The following table sets forth certain historical financial data of the Company for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 which has been derived from the Company's audited consolidated financial statements. The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                1999           2000           2001          2002          2003
                                            -------------  -------------  ------------  -------------  -----------
INCOME STATEMENT DATA:
 Revenues. . . . . . . . . . . . . . . . .  $ 14,126,000   $ 10,813,000   $16,938,000   $ 14,102,000   $35,935,000
 Operating income (loss) . . . . . . . . .    (6,088,000)    (3,363,000)    4,407,000     (1,539,000)   10,234,000
 Income (loss) from continuing operations
   before extraordinary item . . . . . . .    (9,171,000)    (8,820,000)    3,687,000     (2,525,000)    6,609,000
 Income (loss) from discontinued
   operations,net of income taxes. . . . .   (21,945,000)   (12,368,000)   (2,359,000)    (6,179,000)      482,000
 Gain (loss) from sale of discontinued
   operations,net of income taxes. . . . .             -     (2,555,000)            -       (476,000)            -
 Net income (loss) before
   extraordinary item. . . . . . . . . . .   (31,116,000)   (23,743,000)    1,328,000     (9,180,000)    7,091,000
 Extraordinary item -gain on
   debt extinguishment . . . . . . . . . .             -      2,444,000             -              -             -
 Net income (loss) . . . . . . . . . . . .   (31,116,000)   (21,299,000)    1,328,000     (9,180,000)    7,091,000
 Net income (loss) attributable to
   common stockholders . . . . . . . . . .   (32,360,000)   (22,216,000)   (1,596,000)   (12,292,000)    5,868,000
BASIC INCOME (LOSS) PER
COMMON SHARE:
 Continuing operations . . . . . . . . . .  $      (1.21)  $      (1.15)  $      0.08   $      (0.53)  $      0.25
                                            =============  =============  ============  =============  ===========
 Discontinued operations . . . . . . . . .         (2.56)  $      (1.77)  $     (0.24)  $      (0.61)  $      0.02
                                            =============  =============  ============  =============  ===========
 Extraordinary item. . . . . . . . . . . .  $          -           0.29   $         -   $          -   $         -
                                            =============  =============  ============  =============  ===========
 Net income (loss) . . . . . . . . . . . .  $      (3.77)  $      (2.63)  $     (0.16)  $      (1.14)  $      0.27
                                            =============  =============  ============  =============  ===========
 Weighted average common
   shares outstanding -Basic . . . . . . .     8,588,000      8,452,000    10,018,000     10,828,000    21,878,000

DILUTED INCOME (LOSS) PER
COMMON SHARE:
 Continuing operations . . . . . . . . . .  $      (1.21)  $      (1.15)  $      0.08   $      (0.53)  $      0.24
                                            =============  =============  ============  =============  ===========
 Discontinued operations . . . . . . . . .         (2.56)  $      (1.77)  $     (0.24)  $      (0.61)  $      0.02
                                            =============  =============  ============  =============  ===========
 Extraordinary item. . . . . . . . . . . .  $          -           0.29   $         -   $          -   $         -
                                            =============  =============  ============  =============  ===========
 Net income (loss) . . . . . . . . . . . .  $      (3.77)  $      (2.63)  $     (0.16)  $      (1.14)  $      0.26
                                            =============  =============  ============  =============  ===========
 Weighted average common
   shares outstanding - Diluted. . . . . .     8,588,000      8,452,000    10,018,000     10,828,000    22,218,000

                                                                        AS OF DECEMBER 31,
                                                                     ------------------------
                                                    1999           2000          2001           2002          2003
                                            -------------  -------------  ------------  -------------  -----------
BALANCE SHEET DATA:
 Total assets (1). . . . . . . . . . . . .  $ 62,248,000   $ 18,126,000   $17,754,000   $  7,036,000   $19,726,000
 Long-term debt and notes payable,
   including current maturities (2) . . .     43,122,000     12,620,000    13,545,000     15,000,000    12,398,000
 Working capital (deficit) (3) (4) . . . .   (14,757,000)        93,000     3,285,000    (16,994,000)    9,375,000
 Stockholders' equity (deficit) (4). . . .    (4,327,000)    (6,396,000)   (4,431,000)   (13,988,000)      380,000
 Common shares outstanding . . . . . . . .     8,811,000      7,991,000    10,361,000     11,216,000    27,300,000


(1.) The reduction in total assets from 1999 to 2000 is a result of the sale of Baylor. The reductions in total assets from 2001 to 2002 is a result of the sale of the assets of Special Services and Abasco.
(2.) The reduction of long-term debt and notes payable, including current maturities from 1999 to 2000 is the result of a troubled debt restructuring and payments of debt from the proceeds of the sale of Baylor.
(3.) The change in working capital from 1999 to 2000 as a result of reduction of current debt due to the effect of the troubled debt restructuring offset by the reduction of current assets as a result of the sale of Baylor. The change in working capital from 2001 to 2002 is primarily due to the classification of long term debt as current due to failing certain debt covenants.
(4.) The change in working capital from 2002 - 2003 is a result of increased business activities in 2003 which resulted in higher levels of cash and receivables and payments on long term debt and reclassifying subordinated debt from current to long term debt. The change in equity from 2002-2003 is a result of net income in 2003, a short swing profit contribution and various issuances of common stock.

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

Summary consolidated operating results for the fiscal years ended December 31, 2001, 2002 and 2003 are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2001          2002           2003
                                              ------------  -------------  ------------
Revenues . . . . . . . . . . . . . . . . . .  $16,938,000   $ 14,102,000   $35,935,000
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . .    3,085,000      5,809,000    13,448,000
  Operating expenses . . . . . . . . . . . .    5,463,000      5,893,000     8,253,000
  Selling, general and administrative. . . .    2,739,000      2,737,000     3,004,000
  Depreciation and amortization. . . . . . .    1,244,000      1,202,000       996,000
                                              ------------  -------------  ------------
  Operating income (loss). . . . . . . . . .    4,407,000     (1,539,000)   10,234,000
  Interest (expense) and other income, net .     (385,000)      (443,000)   (2,286,000)
  Income tax expense . . . . . . . . . . . .      335,000        543,000     1,339,000
                                              ------------  -------------  ------------
Income (loss) from continuing operations
    before extraordinary item. . . . . . . .    3,687,000     (2,525,000)    6,609,000
Income (loss) from discontinued operations,
    net of income taxes. . . . . . . . . . .   (2,359,000)    (6,179,000)      482,000
Loss from sale of discontinued
  operations net of income tax . . . . . . .            -       (476,000)            -
   Net income (loss) . . . . . . . . . . . .    1,328,000     (9,180,000)    7,091,000
  Stock and warrant accretions . . . . . . .      (53,000)       (53,000)      (53,000)
  Preferred dividends accrued. . . . . . . .   (2,871,000)    (3,059,000)   (1,170,000)
Net income (loss) attributable to common
    Stockholders . . . . . . . . . . . . . .  $(1,596,000)  $(12,292,000)  $ 5,868,000

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

     While Cost of Sales expenses are variable based upon the type of revenue generated, most of the Company's operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. During periods of extremely high response activity, the Company will utilize third party consultants to support its response staff and costs of sales will rise more significantly. In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company is actively attempting to expand its non-event services. These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.

     The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. These services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and service fees in conjunction with the WELLSURE(R) risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response even.

     The Response segment consists of personnel and equipment services provided during an emergency, such as a critical well event or a hazardous material response. The services provided are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins.

     Information concerning operations in different business segments for the years ended December 31, 2001, 2002 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                            2001          2002         2003
                                         -----------  ------------  -----------
REVENUES
  Prevention. . . . . . . . . . . . . .  $ 5,189,000  $ 7,666,000   $16,159,000
  Response. . . . . . . . . . . . . . .   11,749,000    6,436,000    19,776,000
                                         -----------  ------------  -----------
                                         $16,938,000  $14,102,000   $35,935,000
                                         -----------  ------------  -----------
COST OF SALES
  Prevention. . . . . . . . . . . . . .  $ 1,232,000  $ 2,746,000   $ 6,426,000
  Response. . . . . . . . . . . . . . .    1,853,000    3,063,000     7,022,000
                                         -----------  ------------  -----------
                                         $ 3,085,000  $ 5,809,000   $13,448,000
                                         -----------  ------------  -----------
OPERATING EXPENSES (1)
  Prevention. . . . . . . . . . . . . .  $ 1,863,000  $ 3,547,000   $ 4,228,000
  Response. . . . . . . . . . . . . . .    3,600,000    2,346,000     4,025,000
                                         -----------  ------------  -----------
                                         $ 5,463,000  $ 5,893,000   $ 8,253,000
                                         -----------  ------------  -----------
SELLING, GENERAL AND ADMINISTRATIVE (2)
  Prevention. . . . . . . . . . . . . .  $   839,000  $ 1,488,000   $ 1,351,000
  Response. . . . . . . . . . . . . . .    1,900,000    1,249,000     1,653,000
                                         -----------  ------------  -----------
                                         $ 2,739,000  $ 2,737,000   $ 3,004,000
                                         -----------  ------------  -----------
DEPRECIATION AND AMORTIZATION (3)
  Prevention. . . . . . . . . . . . . .  $   342,000  $   617,000   $   423,000
  Response. . . . . . . . . . . . . . .      902,000      585,000       573,000
                                         -----------  ------------  -----------
                                         $ 1,244,000  $ 1,202,000   $   996,000
                                         -----------  ------------  -----------
OPERATING INCOME (LOSS)
  Prevention. . . . . . . . . . . . . .  $   913,000  $  (732,000)    3,731,000
  Response. . . . . . . . . . . . . . .    3,494,000     (807,000)    6,503,000
                                         -----------  ------------  -----------
                                         $ 4,407,000  $(1,539,000)  $10,234,000
                                         -----------  ------------  -----------

     (1) Operating expenses have been allocated pro rata between segments based upon relative revenues.
     (2) Selling, general and administrative and corporate expenses have been allocated pro rata among segments based upon relative revenues.
     (3) Corporate depreciation and amortization expenses have been allocated pro rata among segments based upon relative revenues.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 WITH THE YEAR ENDED DECEMBER 31, 2002

Revenues

     Prevention revenues were $16,159,000 for the year ended December 31, 2003, compared to $7,666,000 for the year ended December 31, 2002, representing an increase of $8,493,000 (111%) in the current year. Much of the increase during the 2003 year was the result of a $6,629,000 equipment sale in connection with operations in Iraq as compared to a $1,090,000 equipment sale provided by the Company's SafeGuard program in 2002. Increases in revenue from new accounts for the Company's WELLSURE(R) CANADA risk management program and an increase in Venezuela revenues were slightly offset by a decrease in other international
SafeGuard  services  in  2003.

     Response revenues were $19,776,000 for the year ended December 31, 2003, compared to $6,436,000 for the year ended December 31, 2002, an increase of $13,340,000 (207%) in the current year. $14,755,000 of this increase was the result of response services related to lead contractor services in Iraq during 2003. This increase was partially offset by reduced demand for domestic response services during the current year.

Cost  of  Sales

     Prevention cost of sales were $6,426,000 for the year ended December 31, 2003, compared to $2,746,000 for the year ended December 31, 2002, an increase of $3,680,000 (134%) in the current year. The increase was a result of replacement equipment costs related to the previously mentioned equipment sales and increased project management work in Venezuela. The cost of the equipment sold is based on the purchase price of new assets bought and resold and the net book value of the Company's equipment sold.

     Response cost of sales were $7,022,000 for the year ended December 31, 2003, compared to $3,063,000 for the year ended December 31, 2002, an increase of $3,959,000 (129%) in the current year. The increase was the result of higher personnel and insurance costs associated with a larger percentage of the Company's workforce being deployed, principally in Kuwait and Iraq in the current year.

Operating  Expenses

     Consolidated operating expenses were $8,253,000 for the year ended December 31, 2003, compared to $5,893,000 for the year ended December 31, 2002, an increase of $2,360,000 (40%) in the current year. The increase was a result of additional temporary labor consultants and insurance costs related to the previously mentioned increase in response revenue for the current year. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $3,004,000 for the year ended December 31, 2003, compared to $2,737,000 for the year ended December 31, 2002, an increase of $272,000 (10%) from the prior year. The increase was a result of certain non-recurring provisions for settlements in the current year offset by reduced corporate personnel costs related to the Company's restructuring initiatives that began in June 2002 and reduced professional and legal fees. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expense decreased primarily as a result of a sale of equipment in connection with operations in Iraq, which reduced the depreciable asset base in 2003. As previously footnoted on the segmented financial table, depreciation and amortization expenses on related corporate assets have been allocated pro rata among the segments on the basis of relative revenue.

Interest  Expense  and  Other  Expenses  (Income),  Including  Finance  Costs

     The change in interest and other expenses (income) of $1,843,000 for the year ended December 31, 2003, as compared to the prior year is set forth in the table below:


                                      For the Years Ended
                                    -------------------------
                                    December 31,  December 31,
                                    ------------  -----------
                                         2002         2003
                                    ------------  -----------
ITS settlement                      $(1,073,000)           -
Reserve for contingent liabilities      279,000      900,000
Restructuring charges                    53,000      (67,000)
Financing fees                          344,000      332,000
Interest expense - senior debt          170,000      262,000
KBK finance costs                       216,000            -
Loss on sale of fixed assets            428,000            -
Interest on subordinated notes           40,000      479,000
Other                                   (14,000)     (20,000)
Checkpoint settlement                         -      400,000
                                    ------------  -----------
Total Interest and Other            $   443,000   $2,286,000
                                    ------------  -----------


Income  Tax  Expense

     Income taxes for the year ended December 31, 2002 and 2003 were $543,000 and $1,339,000, respectively, and are a result of taxable income in the Company's foreign operations.

Discontinued  Operations

     Discontinued operations were a gain of $482,000 in 2003 due to settlements of liabilities at a discount. The 2002 period includes a six month loss from operations, write downs of goodwill and other assets (See "Note D" Discontinued operations in the footnotes to the financial statements.)

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

Cost  of  Sales

     Prevention cost of sales were $2,746,000 for the year ended December 31, 2002, compared to $1,232,000 for the year ended December 31, 2001, an increase of $1,514,000 (122.9%) in the current year. The increase was primarily the result of increased manufacturing costs associated with an international equipment sale under the Safeguard program.

     Response cost of sales were $3,063,000 for the year ended December 31, 2002, compared to $1,853,000 for the year ended December 31, 2001, an increase of $1,210,000 (65.3.0%) in the current year. The increase was primarily a result of higher than usual third party costs incurred by the Company in its lead contracting role on two response projects during 2002.

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

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $2,737,000 for the year ended December 31, 2002, compared to $2,739,000 for the year ended December 31, 2001, a decrease of $2,000 from the prior year. The Company subleased space in its corporate headquarters and reduced corporate personnel during the second quarter of 2002. The two years are very similar since a proportionate amount of 2001 expenses have been allocated to discontinued operations. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

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

Interest  Expense  and  Other  Expenses  (Income),  Including  Finance  Costs

     The change in interest and other expenses (income) of $58,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001 is set forth in the table below:

                                        For the Years Ended
                                        -------------------
                                    December 31,  December 31,
                                    ------------  ------------
                                         2001         2002
                                      ----------  ------------
ITS settlement                        $       -   $(1,073,000)
Reserve for contingent liabilities            -       279,000
Restructuring charges                         -        53,000
Financing fees                          511,000       344,000
Interest expense - senior debt           80,000       170,000
Interest expense - subordinated debt          -        40,000
KBK finance costs                             -       216,000
Loss on sale of fixed assets             (8,000)      428,000
Settlements of certain liabilities     (177,000)            -
Other                                   (21,000)      (14,000)
                                      ----------  ------------
Total Interest and Other              $ 385,000   $   443,000
                                      ----------  ------------


Income  Tax  Expense

     Income taxes for the year ended December 31, 2002 and 2001 are a result of taxable income in the Company's foreign operations of $543,000 and $335,000 for the years ended December 31, 2002 and December 31, 2001, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

LIQUIDITY

     At December 31, 2003, the Company had working capital of $9,375,000 including a cash balance of $1,543,000. The Company ended the year with stockholders' equity of $380,000, an increase of $14,368,000. For the year ended December 31, 2003, the Company generated operating income of $10,234,000 and net cash used in operating activities, was $406,000. The Company received short swing profit contribution proceeds of $3,887,000 during 2003 as a result of sales of Company securities by The Prudential Insurance Company of America that were voluntarily reported by Prudential. As a consequence, the Company's liquidity position has improved significantly over the prior year. These operating and liquidity improvements are primarily a result of activity in the Middle East and, to some extent, Venezuela. Additionally, the Company received substantial benefit from the conversion of $1,689,000 of senior debt that was in default into 1,597,642 shares of common stock during 2003. This transaction improved the Company's working capital by $1,689,000 and reduced future cash commitments. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. Improvements in liquidity allowed the Company to pay down current maturities of outstanding debt, significantly reduce payables owing to Company vendors and settle certain legal proceedings relating to the Company's past financial problems. The Company believes its liquidity position will meet the Company's working capital needs into 2005.

     The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is no statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company's strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, some level of event related services is still a required source of revenues and operating income for the Company.

     The Company's reliance on event driven revenues in general, and well control events in particular, has historically impaired the Company's ability to generate predictable operating cash flows. The level of activity in event driven revenues along with the continued growth of non-event revenues have significantly increased the current year's operating income and resulting cash position. During the year ended December 31, 2003 there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with the war in Iraq and subsequent efforts to restore Iraq's oil production.

     Pending the transition to the new contract for the RIO program in Iraq, the Company has temporarily demobilized its personnel in the region. Currently, it is unclear when the Company will re-mobilize its personnel, if ever, although the Company remains positioned to continue its previous work and respond immediately whenever an emergency arises in Iraq. The Company relied heavily on the original contract to generate income and cash flow in 2003.

     On December 31, 2003, the Company had $1,087,000 of cash and $2,374,000 of accounts receivable attributable to its Venezuelan operation. The December 31, 2003 foreign exchange rate was 1600 Venezuela Bolivars to one U.S. dollar. At March 30, 2004, the exchange rate has increased to 1,900 Bolivars to the U.S. dollar. Venezuela has also been added to the U.S. governments "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem continues in the future it could have a negative impact on the Company's liquidity.

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:

------------------------------------------------------------------------------------------
               FUTURE COMMITMENTS TO BE PAID IN THE YEAR ENDING DECEMBER 31,
------------------------------------------------------------------------------------------------------------
DESCRIPTION                       2004         2005         2006       2007        2008        THEREAFTER
------------------------------------------------------------------------------------------------------------

Long and short term debt and
    notes payable (1) . . . .  $         -  $12,398,000           -          -           -              -
------------------------------------------------------------------------------------------------------------
Future minimum lease
   payments . . . . . . . . .  $    16,000  $    16,000  $   16,000  $  16,000  $    3,000  $           -
------------------------------------------------------------------------------------------------------------
Total commitments . . . . . .  $    16,000  $12,414,000  $   16,000  $  16,000  $    3,000  $           -
------------------------------------------------------------------------------------------------------------

     (1) Accrued interest totaling $2,287,000 is included in the Company's 12% Senior Subordinated Notes at December 31, 2003 due to the accounting for a troubled debt restructuring during 2000. This amount is included in the above presentation. Accrued interest calculated through March 31, 2003 is deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2003 will continue quarterly until December 30, 2005.

     Credit  Facilities/Capital  Resources

     Financial Improvements. At December 31, 2003 and as of the date of this filing, the Company is not in default on any of its loan agreements. During July, 2003, the Company received substantial benefit from the conversion of $1,689,000 of senior debt that was in default into 1,597,642 shares of common stock. Additionally, in August, 2003, The Company received short swing profit contribution proceeds of $3,887,000 as a result of sales of Company securities by The Prudential Insurance Company of America that were voluntarily reported by Prudential. During the year ended December 31, 2003 there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with the war in Iraq and subsequent efforts to restore Iraq's oil production. As a consequence, the Company's liquidity position has improved significantly over recent years. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. Improvements in liquidity allowed the Company to pay down current maturities of outstanding debt, significantly reduce payables owing to Company vendors and settle certain legal proceedings relating to the Company's past financial problems.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was aquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months.

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

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman's compensation insurance, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

     As of December 31, 2001, 2002 and 2003, the Company has net domestic operating loss carry forwards of approximately $46,065,000, $47,155,000 and $41,227,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not that the assets will not be realized.

RECENT  ACCOUNTING  STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," (" SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No.150 did not have a material impact on our consolidated financial statements.

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

     While it is not possible to identify all factors, we face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in this 10-K, our press releases and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

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

     The Company estimates that if prevailing market interest rates had been 10% higher throughout 2001, 2002 and 2003, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately $29,000, $68,000 and $44,000 in 2001, 2002 and 2003, respectively.
With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at year-end 2001, 2002 and 2003, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $212,000, $34,000 and $23,000 at December 31, 2001, 2002 and 2003, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

     On December 31, 2003 the Company has $1,087,000 of cash and $2,374,000 of accounts receivable in Venezuela. The December 31, 2003 foreign exchange rate was 1600 Venezuela Bolivars to one U.S. dollar. At March 30, 2003, the exchange rate has increased to 1,900 Bolivars to the U.S. dollar. Venezuela has also been added to the U.S. governments "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem continues in the future it could have an adverse effect on the Company's liquidity.

ITEM 8.  FINANCIAL  STATEMENTS.

Attached  following  the  Signature  Pages  and  Exhibits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on their evaluation, our chief executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

                                    PART III

ITEM 10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The section entitled "Election of Directors" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth the certain information with respect to the directors of the Registrant and is incorporated herein by reference.

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth certain information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE  COMPENSATION

      The section entitled "Executive Compensation" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation, Benefits and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation - Performance Graph" is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.

     The section entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     The section entitled "Certain Transactions" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth certain information with respect to the certain relationships and related transactions, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     The section entitled "Principal Accounting Fees and Services" in the Registrant's proxy statement for the 2004 annual meeting of shareholders sets forth certain information with respect to the certain relationships and related transactions, and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     1.  Consolidated  financial  statements  for the year ended December 31,
            2003,  included  after  signature  page.

        2. Financial statement schedules included in Consolidated financial statements.

        3.  Exhibit  Index

     (a)  Exhibits

     Exhibit  No.                       Document
     ------------    ------------------------------------------------

        3.01    -    Amended and Restated Certificate of Incorporation(1)
        3.02    -    Amendment to Certificate of Incorporation(2)
        3.02(a) -    Amendment to Certificate of Incorporation(3)
        3.03    -    Amended Bylaws(4)
        4.01    -    Specimen Certificate for the Registrant's Common
                     Stock(5)
        4.02    -    Certificate of Designation of 10% Junior Redeemable
                     Convertible Preferred Stock(6)
        4.03    -    Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
        4.04    -    Certificate of Designation of Series B Convertible Preferred Stock(8)
                     Certificate of Designation of Series C Cumulative Convertible Junior
        4.05    -    Preferred Stock(9)
        4.06    -    Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
        4.07    -    Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
        4.08    -    Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
        4.09    -    Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
        4.10    -    Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
       10.01    -    Alliance Agreement between IWC Services, Inc. and
                     Halliburton Energy Services, a division of Halliburton
                     Company(15)
       10.02    -    Open
       10.03    -    Open
       10.04    -    1997 Incentive Stock Plan(18)
       10.05    -    Outside Directors' Option Plan
       10.06    -    Executive Compensation Plan
       10.07    -    Halliburton Center Sublease(19)
       10.08    -    Registration Rights Agreement dated July 23, 1998,
                     between Boots & Coots International Well Control, Inc. and
                     The Prudential Insurance Company of America(20)
       10.09    -    Participation Rights Agreement dated July 23, 1998, by
                     and among Boots & Coots International Well Control, Inc.,
                     The Prudential Insurance Company of America and certain
                     stockholders of Boots & Coots International Well Control,
                     Inc.(21)
       10.10    -        Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential
                     Insurance Company of America (22)
       10.11    -    Loan Agreement dated October 28, 1998, between Boots &
                     Coots International Well Control, Inc. and Comerica
                     Bank - Texas(23)
       10.12    -    Security Agreement dated October 28, 1998, between
                     Boots & Coots International Well Control, Inc. and Comerica
                     Bank - Texas(24)
       10.13*   -    Executive Employment Agreement of Jerry Winchester


     Exhibit  No.                       Document
     ------------    ------------------------------------------------
       10.14         Open
       10.15    -    Office Lease for 777 Post Oak(25)
       10.16    -    Open
       10.17    -    Open
       10.18    -    Third Amendment to Loan Agreement dated April 21, 2000 (26)
       10.19    -    Fourth Amendment to Loan Agreement dated May 31, 2000(27)
       10.20    -    Fifth Amendment to Loan Agreement dated May 31, 2000(28)
       10.21    -    Sixth Amendment to Loan Agreement dated June 15, 2000(29)
       10.22    -    Seventh Amendment to Loan Agreement dated December 29, 2000(30)
       10.23         Subordinated Note Restructuring Agreement with The Prudential Insurance
                -    Company of America dated December 28, 2000 (31)
       10.25    -    Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with
                     Halliburton Energy Services, Inc. (32)
       10.27    -    Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker,
                     Moore (33)
       10.28    -    Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (34)
                     Open
       10.30    -    2000 Long Term Incentive Plan (35)
       10.31    -    Eighth Amendment to Loan Agreement dated April 12, 2002 (36)
       10.32    -    Ninth Amendment to Loan Agreement dated May 1, 2002 (37)
       10.33    -    1st Amendment to Subordinated Note Restructuring Agreement with The Prudential
                     Insurance Company of America dated March 29, 2002 (38)
       10.34    -    2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential
                     Insurance Company of America dated June 29, 2002 (39)
       10.35    -    3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential
                     Insurance Company of America dated July 3, 2003 (40)
       10.36    -    4th Amendment to Subordinated Note Restructuring Agreement with The Prudential
                     Insurance Company of America dated November 14, 2003 (41)
       21.01    -    List of subsidiaries(42)
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

(34) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.

(35) Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.

(36) Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.

(37) Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(38) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed May 14, 2003.

(39) Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed August 14, 2003.

(40) Incorporated herein by reference to exhibit 10.35 of Form 10-Q filed November 14, 2003.

(41) Incorporated herein by reference to exhibit 10.36 of Form 10-Q filed November 14, 2003.

(42) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2003.


     (b)  Reports  on  Form  8-K

          None.

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

                                            BOOTS  &  COOTS  INTERNATIONAL  WELL
                                            CONTROL,  INC.

                                            By:  /s/  Jerry  Winchester
                                                 -------------------------------
                                                         Jerry Winchester,
                                                     Chief Executive Officer


                                            By:  /s/  Kevin  Johnson
                                                 -------------------------------
                                                         Kevin  Johnson
                                                  Principal  Accounting  Officer
Date:     March  30,  2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



        SIGNATURE                           TITLE                       DATE
---------------------------  ------------------------------------  --------------
By: /s/ K. KIRK KRIST        Chairman of the Board of Directors    March 30, 2004
---------------------------
K. Kirk Krist

By: /s/ JERRY L. WINCHESTER  Chief Executive Officer and Director  March 30, 2004
---------------------------
Jerry L. Winchester

By: /s/ ROBERT HERLIN        Director                              March 30, 2004
---------------------------
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO         Director                              March 30, 2004
---------------------------
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON  Director                              March 30, 2004
---------------------------
W. Richard Anderson

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
Boots  &  Coots  International  Well  Control,  Inc.

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Boots & Coots International Well Control, Inc. for the year ended December 31, 2001, before the restatements and revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, modified for a going concern uncertainty, on those financial statements in their report dated March 14, 2002.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As  discussed  above,  the  consolidated  financial  statements of Boots & Coots
International Well Control, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been restated and revised as follows:

- As described in Note D, the Company discontinued its Special Services and Abasco operations effective June 30, 2002. The 2001 consolidated financial statements, including disclosures, have been restated to reclassify the related accounts from continuing operations to discontinued operations.

- As disclosed in Note C, effective January 1, 2002, the Company changed its accounting policy for recognizing response revenue on its WELLSURE(R) program from reporting revenues at gross to reporting revenues at net. The 2001 consolidated financial statements have been restated to give effect for this change in accounting policy.

     We audited the adjustments and disclosures that were included to restate and revise the 2001 consolidated financial statements. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


                         Mann Frankfort  Stein  &  Lipp  CPAs,  LLP

Houston,  Texas
March  7,  2004

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

                                BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                DECEMBER 31,      DECEMBER 31,

                                                                                     2002             2003
                                                                              ----------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $       261,000   $  1,543,000
  Receivables - net of allowance for doubtful accounts of
     $365,000 and $673,000 at December 31, 2002 and 2003. . . . . . . . . . .        2,868,000     13,235,000
  Restricted assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           69,000              -
  Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .          212,000          3,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .          620,000      1,542,000
                                                                               ----------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        4,030,000     16,323,000
                                                                               ----------------  -------------
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . . . . . .        3,000,000      3,301,000
DEFERRED TAX ASSET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         98,000
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,000          4,000
                                                                               ----------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,036,000   $ 19,726,000
                                                                               ================  =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short term debt and current maturities of long-term debt and notes payable.  $    15,000,000   $          -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,939,000        746,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,897,000      5,993,000
  Liabilities of discontinued operations. . . . . . . . . . . . . . . . . . .        1,188,000        209,000
                                                                               ----------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .       21,024,000      6,948,000
                                                                               ----------------  -------------

LONG-TERM DEBT AND NOTES PAYABLE,
   net of current maturities. . . . . . . . . . . . . . . . . . . . . . . . .                -     12,398,000
                                                                               ----------------  -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,024,000     19,346,000
                                                                               ----------------  -------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . .                -              -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par, 5,000,000 shares authorized,
     331,000 and 53,000 shares issued and outstanding at December
     31, 2002 and 2003, respectively) . . . . . . . . . . . . . . . . . . . .                -              -
  Common stock ($.00001 par, 125,000,000 shares authorized,
     11,216,000 and 27,300,000 shares issued and outstanding
     at December 31, 2002 and 2003, respectively) . . . . . . . . . . . . . .                -              -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       59,832,000     68,603,000
  Deferred Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .                _       (270,000)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . .         (438,000)      (439,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (73,382,000)   (67,514,000)
                                                                               ----------------  -------------
          Total stockholders' equity (deficit). . . . . . . . . . . . . . . .      (13,988,000)       380,000
                                                                               ----------------  -------------
          Total liabilities and stockholders' equity (deficit). . . . . . . .  $     7,036,000   $ 19,726,000
                                                                               ================  =============

                         See accompanying notes to consolidated financial statements.

                            BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             2001            2002            2003
                                                        --------------  --------------  --------------

REVENUES
  Service. . . . . . . . . . . . . . . . . . . . . . .  $  16,938,000   $  13,012,000   $  29,306,000
  Equipment Sales. . . . . . . . . . . . . . . . . . .              -       1,090,000       6,629,000
                                                        --------------  --------------  --------------
    Total Revenues . . . . . . . . . . . . . . . . . .     16,938,000      14,102,000      35,935,000
COSTS OF SALES
  Service. . . . . . . . . . . . . . . . . . . . . . .  $   3,085,000   $   5,024,000   $  10,366,000
  Equipment Sales. . . . . . . . . . . . . . . . . . .              -         785,000       3,082,000
                                                        --------------  --------------  --------------
    Total Costs of Sales . . . . . . . . . . . . . . .      3,085,000       5,809,000      13,448,000

    Gross Margin . . . . . . . . . . . . . . . . . . .     13,853,000       8,293,000      22,487,000

  Operating expenses . . . . . . . . . . . . . . . . .      5,463,000       5,893,000       8,253,000
  Selling, general and administrative. . . . . . . . .      2,739,000       2,737,000       3,004,000
  Depreciation and amortization. . . . . . . . . . . .      1,244,000       1,202,000         996,000
                                                        --------------  --------------  --------------
                                                            9,446,000       9,832,000      12,253,000
                                                        --------------  --------------  --------------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .      4,407,000      (1,539,000)     10,234,000

INTEREST EXPENSE & OTHER, NET. . . . . . . . . . . . .        385,000         443,000       2,286,000
                                                        --------------  --------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  income taxes . . . . . . . . . . . . . . . . . . . .      4,022,000      (1,982,000)      7,948,000

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .        335,000         543,000       1,339,000
                                                        --------------  --------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . .  $   3,687,000   $  (2,525,000)  $   6,609,000

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING
   LOSS ON DISPOSAL OF ZERO, $476,000 AND ZERO,
  net of income taxes. . . . . . . . . . . . . . . . .     (2,359,000)     (6,655,000)        482,000
                                                        --------------  --------------  --------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .  $   1,328,000   $  (9,180,000)  $   7,091,000

STOCK AND WARRANT ACCRETION. . . . . . . . . . . . . .        (53,000)        (53,000)        (53,000)
PREFERRED DIVIDENDS ACCRUED. . . . . . . . . . . . . .     (2,871,000)     (3,059,000)     (1,170,000)
                                                        --------------  --------------  --------------


NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.  $  (1,596,000)  $ (12,292,000)  $   5,868,000
                                                        ==============  ==============  ==============

BASIC INCOME (LOSS) PER COMMON SHARE:
   Continuing operations . . . . . . . . . . . . . . .  $        0.08   $       (0.53)  $        0.25
                                                        ==============  ==============  ==============
   Discontinued operations . . . . . . . . . . . . . .  $       (0.24)  $       (0.61)  $        0.02
                                                        ==============  ==============  ==============
   Net income (loss) . . . . . . . . . . . . . . . . .  $       (0.16)  $       (1.14)  $        0.27
                                                        ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC . . .     10,018,000      10,828,000      21,878,000
                                                        ==============  ==============  ==============

DILUTED INCOME (LOSS) PER COMMON SHARE:
   Continuing operations . . . . . . . . . . . . . . .  $        0.08   $       (0.53)  $        0.24
                                                        ==============  ==============  ==============
   Discontinued operations . . . . . . . . . . . . . .  $       (0.24)  $       (0.61)  $        0.02
                                                        ==============  ==============  ==============
   Net income (loss) . . . . . . . . . . . . . . . . .  $       (0.16)  $       (1.14)  $        0.26
                                                        ==============  ==============  ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   DILUTED . . . . . . . . . . . . . . . . . . . . . .     10,018,000      10,828,000      22,218,000
                                                        ==============  ==============  ==============

                    See accompanying notes to consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003


                                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                   -------------------------  --------------------    PAID-IN      ACCUMULATED
                                                        SHARES       AMOUNT     SHARES     AMOUNT     CAPITAL        DEFICIT
                                                   ----------------  -------  ----------  --------  ------------  -------------
BALANCES at December 31, 2000 . . . . . . . . . .          365,000   $     -   7,923,000  $      -  $53,098,000   $(59,494,000)
  Common stock issued for services and
      settlements . . . . . . . . . . . . . . . .                -         -     240,000         -      481,000              -
  Executive stock grant . . . . . . . . . . . . .                -         -      38,000         -       94,000              -
  Preferred stock  issued for services. . . . . .            1,000         -           -         -       59,000              -
  Preferred stock conversion to common stock. . .          (64,000)        -   2,143,000         -            -              -
  Preferred stock dividends accrued . . . . . . .           25,000         -           -         -    2,871,000     (2,871,000)
  Warrant discount accretion. . . . . . . . . . .                -         -           -         -       53,000        (53,000)
  Warrants issued for services and convertible
      debt financing. . . . . . . . . . . . . . .                -         -           -         -       54,000              -
  Warrants exercised. . . . . . . . . . . . . . .                -         -      17,000         -       50,000              -
  Transaction costs of convertible debt financing                -         -           -         -     (101,000)             -
  Net income. . . . . . . . . . . . . . . . . . .                -         -           -         -            -      1,328,000
                                                   ----------------  -------  ----------  --------  ------------  -------------
BALANCES at December 31, 2001 . . . . . . . . . .          327,000   $     -  10,361,000  $      -  $56,659,000   $(61,090,000)
  Common stock issued for loans received. . . . .                -         -     137,000         -      115,000              -
  Preferred stock cancelled . . . . . . . . . . .           (1,000)        -           -         -      (75,000)             -
  Preferred stock  issued for settlements . . . .            1,000         -           -         -       21,000              -
  Preferred stock conversion to common stock. . .          (22,000)        -     718,000         -            -              -
  Preferred stock dividends accrued . . . . . . .           26,000         -           -         -    3,059,000     (3,059,000)
  Warrant discount accretion. . . . . . . . . . .                -         -           -         -       53,000        (53,000)
  Net loss. . . . . . . . . . . . . . . . . . . .                -         -           -         -            -     (9,180,000)
  Foreign currency translation loss . . . . . . .                -         -           -         -            -              -
                                                                                                                  -------------
  Comprehensive loss. . . . . . . . . . . . . . .                -         -           -         -            -
                                                   ----------------  -------  ----------  --------  ------------  -------------
BALANCES at December 31, 2002 . . . . . . . . . .          331,000   $     -  11,216,000  $      -  $59,832,000   $(73,382,000)
                                                   ----------------  -------  ----------  --------  ------------  -------------
  Common stock options exercised. . . . . . . . .                -         -     736,000         -      663,000              -
  Common stock issued to retire senior short
      term debt . . . . . . . . . . . . . . . . .                -         -   1,750,000         -     1,766,000              -
  Common stock issued for services and
      Settlements . . . . . . . . . . . . . . . .                -         -     575,000         -      872,000              -
  Preferred stock conversion to common stock. . .         (278,000)        -  10,211,000         -            -              -
  Preferred stock dividends accrued . . . . . . .                -         -           -         -    1,170,000     (1,170,000)
  Short swing profit contribution . . . . . . . .                -         -           -         -    3,887,000              -
  Warrant discount accretion. . . . . . . . . . .                -         -           -         -       53,000        (53,000)
  Warrants exercised. . . . . . . . . . . . . . .                -         -   2,812,000         -            -              -
  Deferred compensation . . . . . . . . . . . . .                -         -           -         -      360,000              -
  Amortization of deferred compensation . . . . .                -         -           -         -            -              -
  Net income. . . . . . . . . . . . . . . . . . .                -         -           -         -            -      7,091,000
  Foreign currency translation loss . . . . . . .                -         -           -         -            -              -
  Comprehensive income. . . . . . . . . . . . . .                -         -           -         -            -
                                                   ----------------  -------  ----------  --------  ------------  -------------
BALANCES at December 31, 2003 . . . . . . . . . .           53,000   $     -  27,300,000  $      -  $68,603,000   $(67,514,000)
                                                   ----------------  -------  ----------  --------  ------------  -------------


                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003


                                                      ACCUMULATED                       TOTAL
                                                         OTHER                      STOCKHOLDER'S
                                                     COMPREHENSIVE      DEFERRED        EQUITY
                                                          LOSS         COMPENSATION    (DEFICIT)
                                                   ---------------  --------------  -------------
BALANCES at December 31, 2000 . . . . . . . . . .  $            -   $           -   $ (6,396,000)
  Common stock issued for services and
      settlements . . . . . . . . . . . . . . . .               -               -        481,000
  Executive stock grant . . . . . . . . . . . . .               -               -         94,000
  Preferred stock  issued for services. . . . . .               -               -         59,000
  Preferred stock conversion to common stock. . .               -               -              -
  Preferred stock dividends accrued . . . . . . .               -               -              -
  Warrant discount accretion. . . . . . . . . . .               -               -              -
  Warrants issued for services and convertible
      debt financing. . . . . . . . . . . . . . .               -               -         54,000
  Warrants exercised. . . . . . . . . . . . . . .               -               -         50,000
  Transaction costs of convertible debt financing               -               -       (101,000)
  Net income. . . . . . . . . . . . . . . . . . .               -               -      1,328,000
                                                   ---------------  --------------  -------------
BALANCES at December 31, 2001 . . . . . . . . . .  $            -   $           -   $ (4,431,000)
  Common stock issued for loans received. . . . .               -               -        115,000
  Preferred stock cancelled . . . . . . . . . . .               -               -        (75,000)
  Preferred stock  issued for settlements . . . .               -               -         21,000
  Preferred stock conversion to common stock. . .               -               -              -
  Preferred stock dividends accrued . . . . . . .               -               -              -
  Warrant discount accretion. . . . . . . . . . .               -               -              -
  Net loss. . . . . . . . . . . . . . . . . . . .               -               -     (9,180,000)
  Foreign currency translation loss . . . . . . .        (438,000)              -       (438,000)
                                                                                    -------------
  Comprehensive loss. . . . . . . . . . . . . . .                               -     (9,618,000)
                                                   ---------------  --------------  -------------
BALANCES at December 31, 2002 . . . . . . . . . .  $     (438,000)  $           -   $(13,988,000)
                                                   ---------------  --------------  -------------
  Common stock options exercised. . . . . . . . .               -               -        663,000
  Common stock issued to retire senior short
      term debt . . . . . . . . . . . . . . . . .               -               -      1,766,000
  Common stock issued for services and
      Settlements . . . . . . . . . . . . . . . .               -               -        872,000
  Preferred stock conversion to common stock. . .               -               -              -
  Preferred stock dividends accrued . . . . . . .               -               -              -
  Short swing profit contribution . . . . . . . .               -               -      3,887,000
  Warrant discount accretion. . . . . . . . . . .               -               -              -
  Warrants exercised. . . . . . . . . . . . . . .               -               -              -
  Deferred compensation . . . . . . . . . . . . .               -        (360,000)             -
  Amortization of deferred compensation . . . . .               -          90,000         90,000
  Net income. . . . . . . . . . . . . . . . . . .               -               -      7,091,000
  Foreign currency translation loss . . . . . . .          (1,000)              -         (1,000)
                                                                                    -------------
  Comprehensive income. . . . . . . . . . . . . .                               -      7,090,000
                                                   ---------------  --------------  -------------
BALANCES at December 31, 2003 . . . . . . . . . .  $     (439,000)  $    (270,000)  $    380,000
                                                   ---------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                                BOOTS  &  COOTS  INTERNATIONAL  WELL  CONTROL,  INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             2001            2002            2003
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,328,000   $  (9,180,000)  $   7,091,000
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      1,244,000       1,202,000         996,000
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .        188,000         103,000         346,000
  Loss from sale of discontinued operations. . . . . . . . . . . . . .              -         476,000               -
  Non cash write off of the assets of discontinued operations. . . . .              -       1,913,000               -
  Loss (gain) on sale of assets. . . . . . . . . . . . . . . . . . . .         (8,000)          4,000               -
  Non cash cost of equipment sales . . . . . . . . . . . . . . . . . .              -               -         502,000
  Non cash compensation charge . . . . . . . . . . . . . . . . . . . .              -               -          90,000
  Interest converted to principal. . . . . . . . . . . . . . . . . . .              -               -         630,000
  Equity issued for services and settlements . . . . . . . . . . . . .        337,000          42,000         872,000
  Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,924,000         586,000     (10,713,000)
    Restricted assets. . . . . . . . . . . . . . . . . . . . . . . . .     (3,521,000)      1,284,000          69,000
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (138,000)        138,000               -
    Prepaid expenses and other current assets. . . . . . . . . . . . .       (296,000)        223,000        (922,000)
    Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . .              -               -         (98,000)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,000         185,000           2,000
    Accounts payable and accrued liabilities . . . . . . . . . . . . .     (2,826,000)       (461,000)      1,499,000
   Change in net assets of discontinued operations . . . . . . . . . .       (130,000)      1,759,000        (770,000)
                                                                        --------------  --------------  --------------
        Net cash used in operating activities. . . . . . . . . . . . .     (1,880,000)     (1,726,000)       (406,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions . . . . . . . . . . . . . . . . . .       (175,000)        (98,000)     (1,799,000)
  Sale of net assets of discontinued operations, net of selling costs.              -       1,041,000               -
  Proceeds from sale of property and equipment . . . . . . . . . . . .         24,000          44,000               -
                                                                        --------------  --------------  --------------
        Net cash provided by (used in) investing activities. . . . . .       (151,000)        987,000      (1,799,000)
                                                                        --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised . . . . . . . . . . . . . . . . . . .              -               -         663,000
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . .       (100,000)              -               -
  Proceeds from short term senior financing. . . . . . . . . . . . . .              -       2,101,000         550,000
  Payments to pledging arrangement . . . . . . . . . . . . . . . . . .              -        (966,000)        (59,000)
  Payments of short term senior debt financings. . . . . . . . . . . .              -               -      (1,078,000)
  Payments of unsecured notes payable. . . . . . . . . . . . . . . . .              -               -        (475,000)
  Short swing profit contributions . . . . . . . . . . . . . . . . . .              -               -       3,887,000
  Proceeds from financing arrangements . . . . . . . . . . . . . . . .      1,025,000               -               -
                                                                        --------------  --------------  --------------
        Net cash provided by financing activities. . . . . . . . . . .        925,000       1,135,000       3,488,000
                                                                        --------------  --------------  --------------
        Impact of foreign currency on cash . . . . . . . . . . . . . .              -        (438,000)         (1,000)
                                                                        --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .     (1,106,000)        (42,000)      1,282,000
CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . . . . .      1,409,000         303,000         261,000
                                                                        --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . . . . .  $     303,000   $     261,000   $   1,543,000
                                                                        ==============  ==============  ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $     359,000   $      28,000   $     776,000
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . .        122,000         275,000       1,186,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for accrued services rendered. . . .        351,000               -               -
  Stocks issued for financing and services . . . . . . . . . . . . . .         50,000               -               -
  Stock and warrant accretions              .. . . . . . . . . . . . .         53,000          53,000          53,000
  Common stock issued to retire short term senior debt    .. . . . . .              -               -       1,776,000
  Transaction costs of convertible debt financing. . . . . . . . . . .       (101,000)              -               -
  Preferred stock dividends accrued              . . . . . . . . . . .      2,871,000       3,059,000       1,170,000

                             See accompanying notes to consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   FINANCIAL  CONDITION

     At December 31, 2003, the Company had working capital of $9,375,000 including a cash balance of $1,543,000. The Company ended the year with stockholders' equity of $380,000, an increase of $14,368,000. For the year ended December 31, 2003, the Company generated operating income of $10,234,000 and net cash used in operating activities, was $406,000. The Company received short swing profit contribution proceeds of $3,887,000 during 2003 as a result of sales of Company securities by The Prudential Insurance Company of America that were voluntarily reported by Prudential. As a consequence, the Company's liquidity position has improved significantly over the prior year. These operating and liquidity improvements are primarily a result of activity in the Middle East and, to some extent, Venezuela. Additionally, the Company received substantial benefit from the conversion of $1,689,000 of senior debt that was in default into 1,597,642 shares of common stock during 2003. This transaction improved the Company's working capital by $1,689,000 and reduced future cash commitments. The Company's short-term liquidity also improved as a consequence of increases in prevention service revenues and certain asset sales. Improvements in liquidity allowed the Company to pay down current maturities of outstanding debt, significantly reduce payables owing to Company vendors and settle certain legal proceedings relating to the Company's past financial problems. The Company believes it has a strong working capital position that will keep the Company liquid into 2005.

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

     The Company's reliance on event driven revenues in general, and well control events in particular, has historically impaired the Company's ability to generate predictable operating cash flows. The level of activity in event driven revenues along with the continued growth of non-event revenues have significantly increased the current year's operating income and resulting cash position. During the year ended December 31, 2003 there was a significant increase in international demand for the Company's services and equipment, specifically in the Middle East, in connection with the war in Iraq and subsequent efforts to restore Iraq's oil production.

     Pending the transition to the new contract for the RIO program in Iraq, the Company has temporarily demobilized its personnel in the region. Currently, it is unclear when the Company will re-mobilize its personnel, if ever, although the Company remains positioned to continue its previous work and respond immediately whenever an emergency arises in Iraq.

     On December 31, 2003, the Company had $1,087,000 of cash and $2,374,000 of accounts receivable attributable to its Venezuelan operation. The December 31, 2003 foreign exchange rate was 1600 Venezuela Bolivars to one U.S. dollar. At March 30, 2004, the exchange rate has increased to 1,900 Bolivars to the U.S. dollar. Venezuela has also been added to the U.S. governments "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem continues in the future it could have a negative impact on the Company's liquidity.

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

     In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE(R) program, which is now providing more predictable and increasing service fee income, and began marketing its SafeGuard program, which provides a full range of prevention services domestically and internationally. The Company intends to continue its efforts to increase the revenues it generates from prevention services in 2004.

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

     Revenue Recognition - Revenue is recognized on the Company's service contracts primarily on the basis of contractual day rates as the work is completed. Revenue and cost from product and equipment sales are recognized upon customer acceptance and contract completion.

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

     Effective January 1, 2002 the Company changed its policy on reporting revenues on WELLSURE(R) events from gross to net in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent". All periods presented have been restated to conform with the current year's presentation.

     Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts, which it deems doubtful of collection.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restricted Assets - Restricted assets consisted of $109,000 of accounts receivable pledged to KBK, of which $40,000 were related to discontinued operations (See Note H) that remained uncollected as of December 31, 2002. There were no restricted assets as of December 31, 2003.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements (15-31 years), well control and firefighting equipment (8 years), shop and other equipment (8 years), vehicles (5 years) and office equipment and furnishings (5 years).

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

     Goodwill - The Company adopted "SFAS No. 142" Statement of Financial Accounting Standards No. 142 "SFAS 142", "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS 142, goodwill is not amortized, but rather is reviewed at least annually for impairment. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over periods ranging from 15 to 40 years. Amortization expense of goodwill included in continuing operations was, $4,000, zero and zero for the years ended December
31, 2001, 2002 and 2003, respectively, and amortization expense of goodwill included in discontinued operations was $54,000, zero and zero for the years ended December 31, 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, all goodwill was fully impaired.

     The following pro-forma results of operations data for the years ended December 31, 2001, 2002 and 2003 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                           For the Years Ended December 31
                                      ----------------------------------------
                                          2001          2002          2003
                                      ------------  -------------  -----------
Net income (loss) attributable to
common shareholders, as reported      $(1,596,000)  $(12,292,000)  $ 5,868,000
                                      ============  =============  ===========
Add:
      Amortization of goodwill             58,000              -             -
                                      ------------  -------------  -----------

Pro-forma net income (loss)
attributable to common
shareholders                          $(1,538,000)  $(12,292,000)  $ 5,868,000
                                      ============  =============  ===========

Basic EPS:

Net income (loss) attributable to     $     (0.16)  $      (1.14)  $      0.27
                                      ============  =============  ===========
common shareholders, as reported
Add:
      Amortization of goodwill               0.01              -             -
                                      ------------  -------------  -----------
Adjusted net income (loss)            $     (0.15)  $      (1.14)  $      0.27
                                      ============  =============  ===========


     Impairment of Long Lived Assets -In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

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

     Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109 "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards. A valuation allowance is established for deferred tax assets if it is more likely than not that such assets will not be realized.

     Earnings Per Share - Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. On October 2, 2003, the Company had a reverse one for four stock split. All share numbers, prices and earnings per share have been conformed to the post split presentation throughout this document.

     The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 2001, 2002 and 2003 is illustrated below:


                                            For  the Years Ended December 31
                                         ----------------------------------------
                                             2001          2002          2003
                                         ------------  -------------  -----------
Numerator:
     For basic and diluted earnings
     per share:
     Net Income(loss) from continuing
      operations attributable to common
      stockholders                       $(1,596,000)  $(12,292,000)  $ 5,868,000
                                         ============  =============  ===========
Denominator:
     For basic earnings per share-
     Weighted-average shares              10,018,000     10,828,000    21,878,000
Effect of dilutive securities:
    Convertible Preferred stock                                            33,000
    Stock options and warrants                     -              -       307,000
                                         ------------  -------------  -----------
Denominator:
     For diluted earnings per share -
     Weighted-average shares              10,018,000     10,828,000    22,218,000
                                         ============  =============  ===========

     For the years ended December 31, 2001 and 2002 the Company incurred a net loss attributable to common stockholders before consideration of the income
(loss) from discontinued operations. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of diluted earnings per share because to do so would have been antidilutive for those years.

     The exercise price of the Company's stock options and stock warrants varies from $0.88 to $5.00 per share. The Company's convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dilutive securities at December 31, 2003 would include:
(1) 823,365 common shares issuable upon exercise of stock options, (2) 6,745,000 common shares issuable upon exercise of stock purchase warrants, (3) 300,000 shares of stock to be issued as compensation over a four year vesting period as earned and (4) 113,400 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion.

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

     Recently  Issued  Accounting  Standards  -

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," (" SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No.150 did not have a material impact on Company's consolidated financial statements.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, the valuation allowance for deferred tax assets and accrued liabilities for potential litigation settlements. Actual results could differ from these estimates.

     Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to current year presentation.

D.   DISCONTINUED  OPERATIONS:

     On June 30, 2002, the Company made the decision and formalized a plan to sell the assets of its Special Services and Abasco operations. The sales proceeds were approximately $1,041,000. The operations of these two companies are reflected as discontinued operations on the consolidated statements of operations and as assets and liabilities of discontinued operations on the consolidated balance sheets.

     The following represents a condensed detail of assets and liabilities adjusted for write-downs:


                                                               DECEMBER 31,  DECEMBER 31,
                                                                   2002         2003
                                                                ----------  ------------
  Receivables - net. . . . . . . . . . . . . . . . . . . . . .  $  174,000  $      3,000
  Restricted assets. . . . . . . . . . . . . . . . . . . . . .      38,000             -
                                                                ----------  ------------
                  Total assets . . . . . . . . . . . . . . . .  $  212,000  $      3,000
                                                                ==========  ============


                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Short term debt and current maturities of long-term debt and
     notes payable . . . . . . . . . . . . . . . . . . . . . .  $   32,000  $          -
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .     801,000       149,000
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .     355,000        60,000
                                                                ----------  ------------
                  Total liabilities. . . . . . . . . . . . . .  $1,188,000  $    209,000
                                                                ==========  ============


     Reconciliation  of  change  in  net asset value of discontinued operations:
         Balance  of  net  asset  (liability)  of  discontinued
           operations  at  December  31,  2002                                    $(976,000)
         Total  charge  to  discontinued  operations                                482,000
         Intercompany  transfers                                                    288,000
                                                                                  ----------
         Balance  of  net  liability  of  discontinued  operations
           at  December 31, 2003                                                 $ (206,000)
                                                                                 ===========

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations Abasco and Boots and Coots Special Services:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                            2001          2002          2003
                                        ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . .  $11,661,000   $ 3,743,000   $          -
Income (loss) from operations before
  income taxes . . . . . . . . . . . .   (2,359,000)   (4,334,000)       482,000
Loss on disposal of Abasco and Special
  Services, net of income taxes. . . .            -      (476,000)             -
Special Services goodwill. . . . . . .            -    (1,845,000)             -
                                        ------------  ------------  ------------
  Net income (loss) from discontinued
    operations . . . . . . . . . . . .  $(2,359,000)  $(6,655,000)  $    482,000
                                        ============  ============  ============


E.   DETAIL  OF  CERTAIN  ASSET  ACCOUNTS:

     Prepaid expenses and other current assets consisted of the following as of:

                                    DECEMBER 31,   DECEMBER 31,
                                        2002           2003
                                   -------------  -------------
 Prepaid insurance. . . . . . . .  $     540,000  $     621,000
 Prepaid retention bonus. . . . .              -        532,000
 Other prepaid and current assets         80,000        389,000
                                   -------------  -------------
     Total. . . . . . . . . . . .  $     620,000  $   1,542,000
                                   =============  =============

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property  and  equipment  consisted  of  the  following  as  of:

                                               DECEMBER 31,    DECEMBER 31,
                                                   2002            2003
                                              --------------  --------------
  Land . . . . . . . . . . . . . . . . . . .  $     136,000   $     136,000
  Buildings and improvements . . . . . . . .        652,000         663,000
  Well control and firefighting equipment. .      5,888,000       5,905,000
  Shop and other equipment . . . . . . . . .        666,000         676,000
  Vehicles . . . . . . . . . . . . . . . . .        368,000         462,000
  Office equipment and furnishings . . . . .        741,000         781,000
                                              --------------  --------------
  Total property and equipment . . . . . . .      8,451,000       8,623,000
          Less: accumulated depreciation and
            amortization . . . . . . . . . .     (5,451,000)     (5,322,000)
                                              --------------  --------------
          Net property and equipment . . . .  $   3,000,000   $   3,301,000
                                              ==============  ==============


F.   ACCRUED  LIABILITIES:

     Accrued  liabilities  consisted  of  the  following  as  of:

                                DECEMBER 31,   DECEMBER 31,
                                    2002           2003
                                -------------  -------------
Accrued settlements. . . . . .  $     230,000  $     669,000
Accrued income and other taxes        552,000      1,140,000
Accrued salaries and benefits.        303,000      3,118,000
Other accrued liabilities. . .        812,000      1,066,000
                                -------------  -------------
      Total. . . . . . . . . .  $   1,897,000  $   5,993,000
                                =============  =============


G.  INCOME  TAXES:

     The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations is made up of current, deferred and foreign tax expense as follows:

                          YEAR ENDED     YEAR ENDED      YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                             2001           2002            2003
                         -------------  -------------  --------------
Federal
     Current. . . . . .  $      43,000  $           -  $      98,000
     Deferred . . . . .              -              -        (98,000)
State
     Current. . . . . .              -              -              -
     Deferred . . . . .              -              -              -
Foreign . . . . . . . .        292,000        543,000      1,339,000
                         -------------  -------------  --------------
                         $     335,000  $     543,000  $   1,339,000
                         =============  =============  ==============
Discontinued operations
     Current. . . . . .              -              -              -
     Deferred . . . . .              -              -              -
                         -------------  -------------  --------------

                         $     335,000  $     543,000  $   1,339,000
                         =============  =============  ==============

     The above foreign taxes represent income tax liabilities in the respective foreign subsidiary's domicile. The provision for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

                         BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       2001            2002            2003
                                                  --------------  --------------  --------------
Income tax provision (benefit) at the statutory
rate (34%) . . . . . . . . . . . . . . . . . . .  $   1,367,000     $  (674,000)  $   2,702,000
Increase resulting from:
   Foreign taxes . . . . . . . . . . . . . . . .        292,000         543,000         230,000
   Alternative minimum tax . . . . . . . . . . .         43,000               -               -
   Unrecognized (utilized) net operating losses
    for continuing operations. . . . . . . . . .     (1,492,000)        674,000         624,000
   Goodwill amortization . . . . . . . . . . . .         19,000               -               -
   Nondeductible expenses. . . . . . . . . . . .              -               -          31,000
   Other . . . . . . . . . . . . . . . . . . . .        106,000               -               -
   Change in valuation allowance . . . . . . . .              -               -      (2,248,000)
                                                  --------------  --------------  --------------

                                                  $     335,000   $     543,000   $   1,339,000
                                                  ==============  ==============  ==============


     As of December 31, 2001, 2002 and 2003, the Company has net domestic operating loss carry forwards of approximately $46,065,000, $47,155,000 and $41,227,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year. The Company has recorded valuation allowances for most of these net deferred tax assets since management believes it is more likely than not that most of the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:


                                               DECEMBER 31,  DECEMBER 31,
                                                  2002           2003
                                              -------------  -------------
Deferred income tax liabilities
  Depreciation and amortization. . . . . . .  $ (1,824,000)  $          -
                                              -------------  -------------
      Total deferred income tax liabilities.  $ (1,824,000)  $          -
                                              =============  =============

Deferred income tax assets
   Net operating loss carry forward. . . . .  $ 18,082,000   $ 14,017,000
   Asset disposals . . . . . . . . . . . . .       292,000              -
   Property, plant & equipment . . . . . . .             -        506,000
   Allowance for doubtful accounts . . . . .       121,000        109,000
   Accruals. . . . . . . . . . . . . . . . .       428,000        331,000
   Foreign tax credit. . . . . . . . . . . .     1,314,000      1,314,000
   Alternative minimum tax credit. . . . . .        43,000         98,000
   Other assets. . . . . . . . . . . . . . .        69,000              -
                                              -------------  -------------
         Total deferred income tax assets. .  $ 20,349,000   $ 16,375,000
                                              =============  =============

   Valuation allowance . . . . . . . . . . .  $(18,525,000)  $(16,277,000)
                                              -------------  -------------
        Net deferred income tax asset. . . .  $  1,824,000   $     98,000
                                              =============  -------------

        Net deferred tax asset (liability) .  $          -   $     98,000
                                              =============  =============

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     H.   LONG-TERM  DEBT  AND  NOTES  PAYABLE:

     Long-term  debt  and  notes  payable  consisted  of  the  following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      2002           2003
                                                  -------------  -------------
12 % Senior Subordinated Note. . . . . . . . . .  $  11,596,000  $  11,648,000
Senior secured credit facility . . . . . . . . .      2,800,000        750,000
Other subordinated notes . . . . . . . . . . . .        604,000              -
                                                  -------------  -------------
     Total . . . . . . . . . . . . . . . . . . .     15,000,000     12,398,000
     Less: current portion of long-term debt and
         notes payable . . . . . . . . . . . . .     15,000,000              -
                                                  -------------  -------------
     Total long-term debt and notes payable. . .  $           -  $  12,398,000
                                                  =============  =============

     As of December 31, 2003 and the date hereof, the Company was in compliance with all of its loan agreements. The December 2000 refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12% Senior Subordinated Note is recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest expense due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain. The face value of the note has been increased as of December 31, 2002 and December 31, 2003 to $9,014,000 and $9,635,043 for the
inclusion of accrued and unpaid interest through December 31, 2002 and December 31, 2003, respectively. Prior to December 2003, the accrued interest from inception through December 31, 2003 had been included in accrued liabilities and is now contractually included in the face value of the note.

     During the year ended December 31, 2000, the Company received approximately $8,700,000 in funds from the purchase of participation interests by an investment group, Specialty Finance Fund I, LLC (Specialty Finance) in its senior secured credit facility with Comerica - Bank, Texas ("Comerica"). In connection with this financing, the Company issued 36,765 shares of common stock and warrants representing the right to purchase an aggregate of 2,182,496 shares of common stock of the Company to the participation interest holders and warrants to purchase an aggregate of 906,000 shares of common stock to the investment group that arranged the financing, including warrants to purchase an aggregate of 184,167 shares of common stock to Tracy S. Turner, a director of the Company. The warrants have a term of five years and can be exercised by the payment of cash in the amount of $2.50 per share as to 2,182,496 shares and $3.00 per share as to 906,000 shares of common stock, or by relinquishing a number of shares subject to the warrant with a market value equal to the aggregate exercise price of the portion of the warrant being exercised. On December 28, 2000, $7,729,985 of the participation interest, plus $757,315 in accrued interest thereon, was exchanged for 89,117 shares of Series H Cumulative Senior Preferred Stock in the Company. The remaining $1,000,000 of the participation interest was outstanding as senior secured debt as of December 31, 2002. Tracy S. Turner, a managing member of Specialty Finance was also a member of the Company's Board of Directors until May 2003. On July 11, 2003, the
Company converted this debt and the accrued interest into equity by issuing 1,239,008 shares of common stock.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was aquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On July 5, 2002, the Company entered into a loan participation agreement, under which it borrowed an additional $100,000 under its existing Senior Secured Loan Facility. The effective interest rate of the participation was 25% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 32,500 shares of common stock to the participation lender at closing. The participation had a maturity of 90 days. On September 28, 2002, the loan matured. On July 11, 2003, the Company converted this note and the accrued interest into equity by issuing 125,833 shares of common stock.

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

     Substantially  all  of  the  Company's  assets  are  pledged as collateral.

I.  STOCKHOLDERS'  EQUITY:

Common  and  Preferred  Stock

     The Company's stockholders approved a reverse one for four stock split effective October 3, 2003, all of the share numbers in this filing have been adjusted accordingly. Under the Company's Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of the Company's preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by the stockholders of the Company, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

     In June 1998, the Company completed the sale through private placement of 49,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $20.00 per share. The Redeemable Preferred Stock could be redeemed by the Company at any time on or before the six month anniversary of the date of issuance (from October 17, 1998 through December 8, 1998) without prior written notice in an amount per share equal to $100.00, plus any accrued and unpaid dividends thereon. After the six month anniversary of the date of issuance of the Redeemable Preferred Stock and for so long as such shares are outstanding, the Company could redeem such shares upon fifteen days prior written notice. In the event shares of Redeemable Preferred Stock were not redeemed by the Company on or before the six month anniversary of the date of issuance, each unredeemed share, until the nine month anniversary of

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of issuance be convertible, at the election of the holder thereof, into common stock at 85% of the average of the last reported sales prices of shares of the common stock (or the average of the closing bid and asked prices if no transactions have been reported), not to exceed $24.00 per share, for the 10 trading days immediately preceding the receipt by the Company of written notice from the holder thereof of an election to so convert such share of Redeemable
Preferred Stock. In the event shares of Redeemable Preferred were not Redeemed Stock on or before the nine month anniversary of the date of issuance, each unredeemed share became immediately convertible, at the election of the holder thereof, into common stock at $11.00 per share (proportionately adjusted for common stock splits, combinations of common stock and dividends paid in shares of common stock). At December 31, 2002 and 2003 there were 12,000 and zero shares of redeemable preferred stock issued and outstanding, respectively

     On April 15, 1999, the Company completed the sale of 50,000 shares of $.00001 par value per share with a face value of $100 per share of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. At December 31, 2002 and 2003 there were 50,000 shares of Series A preferred stock issued and outstanding.

     On April 28, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, which designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; have voting rights equivalent to 100 votes per share; and, may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $3.00 per share conversion rate. At December 31, 2002 and 2003 there were zero shares of series B preferred stock issued and outstanding.

     On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into, and may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $3.00 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. At December 31, 2002 and 2003 there were 5,256 and 2,414 shares of series C preferred stock issued and outstanding, respectively

     On June 20, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series D Cumulative Junior Preferred Stock ("Series D Preferred Stock") that designates this issue to consist of 3,500 shares of $.0001 par value per share with a face value of $100 per share; have dividend requirement of 8% per annum, payable quarterly at the election of the Company in additional shares of Series D Preferred Stock in lieu of cash; have voting rights; and are redeemable at any time at the election of the Company in cash or the issuance of Common Stock purchase warrants on a 2 to 1 share basis at an exercise price of $3.00 per share. At December 31, 2002 and 2003 there were 3,656 and zero shares of series D preferred stock issued and outstanding, respectively.

     In connection with the restructuring arrangement with Prudential and as further discussed in Note H, during December 2000, the Company issued 50,000 shares of Series E Cumulative Senior Preferred Stock to

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prudential which provide for cash dividends at 12% after the third anniversary, and have the right to convert to Series F Cumulative Convertible Preferred Stock after 5 years, which in turn is convertible to common stock at a rate of $2.55 per share. In addition the Company issued to Prudential 80,000 shares of Series G Cumulative Convertible Preferred Stock; which have the right to convert to common stock at $4.76 per share minus the amount, if any, by which any shares of Series H Cumulative Convertible Preferred Stock (see below) should have been converted to Common Stock at a conversion price of less than $5.00 per share. At December 31, 2002 and 2003 there were 60,775 and 582, shares of series E preferred stock outstanding, respectively There were no series F preferred stock outstanding at December 31, 2002 and December 31, 2003. At December 31, 2002 and 2003, there were 97,240 and zero shares of series G preferred stock issued and outstanding, respectively.

     On December 29, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock") that designates this issue to consist of 89,117 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum compounded, payable semi-annually at the election of the Company in additional shares of Series H Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into, and may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $3.00 per share conversion rate. After eighteen months from the issuance date a holder of Series H Preferred Stock may elect to have future dividends paid in cash

     The number of shares of common stock to be issued on each share of Series H Stock is determined by dividing face value plus the amount of any accrued but unpaid dividends on the Series H Stock by 85% of the ninety day average of the high and low trading prices preceding the date of notice to the Company; provided, that the conversion shall not use a price of less than $3.00 per share and shall not be greater than $5.00 per share unless the conversion occurs between January 1, 2001 and December 31, 2002, when the price shall not be greater than $10.00 per share. If the Series H Stock is converted into common stock, the Company will also be obligated to issue warrants providing the holders of the Series H Stock with the right for a three year period to acquire shares of common stock, at a price equal to the conversion price determined above, equivalent to ten percent (10%) of the number of shares into which the shares of Series H Stock are converted.

     At December 31, 2002 and 2003 there were 101,839 and zero shares of series H preferred stock outstanding, respectively.

     For the years ended December 31, 2001, 2002 and 2003, the Company accrued $2,871,000, $3,059,000 and $1,170,000 respectively, for dividends relating to all series of preferred stock.

Stockholder  Rights  Plan:

     On November 29, 2001 the Company adopted a stockholder rights plan in order to provide protection for the stockholders in the event of an attempted potential acquisition of the Company. Under the plan, the Company has declared a dividend of one right on each share of common stock of the company. Each right will entitle the holder to purchase one one-hundredth of a share of a new Series I Junior Participating Preferred Stock of the Company at an exercise price of $20.00. The rights are not currently exercisable and will become exercisable only after a person or group acquires 15% or more of the outstanding common stock of the Company or announces a tender offer or exchange offer which would result in ownership of 15% or more of the outstanding common stock. The rights are subject to redemption by the Company for $0.001 per right at any time, subject to certain limitations. In addition, the Board of Directors is authorized to amend the Rights plan at any time prior to the time the rights become exercisable. The rights will expire on December 17, 2011.

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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ownership of 50% or more of the common stock by a person or group, the Board of Directors may exchange the rights (other than rights owned by such person or group, which will have become null and void and nontransferable) at an exchange ratio of one share of common stock (or one one-hundredth of a share of Series I Preferred Stock) per right.

A  summary  of  warrants  outstanding  as  of  December  31, 2003 is as follows:

Warrants:


                 EXERCISE
                   PRICE     NUMBER
EXPIRATION DATE  PER SHARE  OF SHARES
---------------  ---------  ---------
01/03/2004. . .       2.24    223,247
03/07/2004. . .       4.04    333,907
04/10/2008. . .       2.75  1,249,447
04/27/2004. . .       4.24    192,554
05/03/2004. . .       4.24     21,378
05/12/2004. . .       2.75    508,517
03/19/2005. . .       2.76    203,819
04/25/2005. . .       2.45     21,460
06/04/2007. . .       2.48     71,814
04/25/2007. . .       2.24     20,916
04/09/2006. . .       2.72      4,588
03/19/2006. . .       2.72    281,394
06/27/2005. . .       2.48    294,951
08/24/2005. . .       2.50    124,946
06/30/2007. . .       2.24     69,722
07/07/2005. . .       2.50      9,994
06/30/2005. . .       2.70     17,285
07/23/2008. . .       2.50  2,431,020
10/31/2006. . .       2.69     20,946
07/15/2005. . .       2.71      4,370
07/18/2008. . .       1.35     38,804
10/18/2008. . .       0.88    600,000
                            ---------
                            6,745,079
                            =========

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock  Options:

     A summary of stock option plans under which stock options remain outstanding as of December 31, 2003 follows:

     1996 Incentive Stock Plan authorizing the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The 1996 Plan permitted the grant of incentive equity awards covering up to 240,000 shares of common stock. In connection with the acquisition of IWC Services by the Company, the Company issued incentive stock options covering an aggregate of 115,000 shares of common stock to employees who were the beneficial owners of 50,000 options that were previously granted by IWC Services. These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of $1.72 per share.

     1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock options covering an aggregate of 368,750 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.

     1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2003, stock option grants covering an aggregate of 195,000 shares of Common Stock have been made under the Plan.

     1997 Outside Directors' Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2003, grants of stock options covering an aggregate of 39,750 shares of common stock have been made under the 1997 Outside Directors' Option Plan.

     2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 75,000 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

     In April 2000, the Company voided stock options covering an aggregate of 752,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 710,250 shares of common stock were reissued at an exercise price of $3.00. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and the Company was subject to recording compensation expense if the Company's stock price rose above $3.00. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 522,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 522,000 shares at an exercise

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of $2.20 per share. As of December 31, 2003, options to purchase 72,750 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

     On October 1, 2003 the Company granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with the Company's Chief Executive Officer. The Company also granted 300,000 shares of stock at no cost, vested over a four year period with 20% vesting immediately. This resulted in a 2003 compensation expense of $90,000.

     Stock option activity for the years ended December 31, 2001, 2002 and 2003 was as follows:

                                WEIGHTED
                                 AVERAGE
                                 NUMBER     EXERCISE PRICE
                                OF SHARES      PER SHARE
                               -----------  ---------------
Outstanding December 31, 2000   1,986,000   $          3.04
  Granted . . . . . . . . . .     522,000              2.20
  Exercised . . . . . . . . .           -                 -
  Cancelled . . . . . . . . .    (547,000)             3.16
                               -----------  ---------------
Outstanding December 31, 2001   1,961,000   $          2.80
                               ===========  ===============
  Granted . . . . . . . . . .           -                 -
  Exercised . . . . . . . . .           -                 -
  Cancelled . . . . . . . . .    (570,000)             2.88
                               -----------  ---------------
Outstanding December 31, 2002   1,391,000   $          2.76
                               ===========  ===============
  Granted . . . . . . . . . .     500,000              1.20
  Exercised . . . . . . . . .  (1,034,000)             2.63
  Cancelled . . . . . . . . .     (34,000)             3.00
                               -----------  ---------------
Outstanding December 31, 2003     823,000   $          1.96
                               ===========  ===============


     Summary information about the Company's stock options outstanding at December 31, 2003.

                             Outstanding                                          Exercisable
---------------------------------------------------------------------  ---------------------------------

                                        Weighted
                                         Average                            Number
                  Number Outstanding    Remaining        Weighted         Exercisable        Weighted
   Range of               at           Contractual        Average             At              Average
Exercise Prices   December 31, 2003   Life in Years   Exercise Price   December 31, 2003  Exercise Price
----------------  ------------------  --------------  ---------------  -----------------  ---------------

     1.20                   500,000            5.00   $          1.20            500,000  $          1.20
     1.72                     5,000            4.00   $          1.72              5,000  $          1.72
     3.00                   293,000            4.78   $          3.00             67,000  $          3.00
     5.00                    25,000            1.47   $          5.00             25,000  $          5.00
----------------  ------------------  --------------  ---------------  -----------------  ---------------
1.20-$5.00                  823,000            4.81   $          1.96            597,000  $          1.57
================  ==================  ==============  ===============  =================  ===============


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

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 123, the Company's reported net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:


                                            YEAR ENDED      YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                               2001            2002           2003
                                          --------------  --------------  -------------
Net income (loss) to common
stockholders, as reported. . . . . . . .  $  (1,596,000)  $ (12,292,000)  $   5,868,000
Less total stock based employer
  compensation expense determined
  under fair value based method for all
  awards, net of tax related effects . .      1,534,000         742,000         567,000
Pro forma net income (loss) to
common stockholders. . . . . . . . . . .  $  (3,130,000)  $ (13,034,000)  $   5,301,000
Basic income (loss)
      Per share as reported. . . . . . .  $       (0.16)  $       (1.14)  $        0.27
      Pro forma. . . . . . . . . . . . .  $       (0.32)  $       (1.20)  $        0.24

Diluted income (loss)
      Per share as reported. . . . . . .  $       (0.16)  $       (1.14)  $        0.26
      Pro forma. . . . . . . . . . . . .  $       (0.32)  $       (1.20)  $        0.24

     The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                2001    2002    2003
                                                               ------  ------  -------
Risk-free interest rate                                          6.0%     NA      6.0%
Expected dividend yield                                                   NA
Expected option life                                           10 yrs     NA     5 yrs
Expected volatility                                            115.8%     NA     60.0%
Weighted  average  fair  value  of  options
 granted at market value                                     $  1.36      NA   $  1.20

J.   EMPLOYEE  BENEFIT  PLANS

     401(k)  Plan:

     The Company sponsors a 40l (k) Plan adopted in 2000 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. During the years ended December 31, 2001, 2002 and 2003, the Company contributed approximately $65,000, $83,000 and $69,000, respectively, under the Plan.

K.   RELATED  PARTY  TRANSACTIONS

     As discussed in Note H, the Company has entered into financing transactions with an investment group, Specialty Finance. The managing member of Specialty Finance was a member of the Company's Board of Directors at that time.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.   COMMITMENTS  AND  CONTINGENCIES:

     Leases

     The Company leases vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

     At December 31, 2003, future minimum lease payments, under these non-cancelable operating leases are as follows:

 YEARS  ENDING  DECEMBER  31:        AMOUNT
-----------------------------       ---------
    2004                            $  16,000
    2005                               16,000
    2006                               16,000
    2007                               16,000
    2008                                3,000
    Thereafter                              -
                                            -
                                  -----------
                                  $    67,000
                                  ===========

     Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $748,000 $275,000 and $35,000 respectively.

     Litigation

     On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises are located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff seeks recovery of:
(a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney's fees, together with interest thereon; and (d) costs of suit. The Company has properly accrued for any potential liabilities under the lease agreement. The Company filed its answer generally denying Plaintiff's claims and asserting the affirmative defenses of surrender and termination, estoppel and waiver. Both parties have responded to written discovery. Plaintiff has filed a partial motion for summary judgment relating to the Company's liability under the Lease Agreement. The hearing on Plaintiff's motion for summary judgment was held on March 12, 2004, but the court has not yet ruled on the motion. The Company intends to vigorously defend this matter.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000, but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs' claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

M. BUSINESS SEGMENT INFORMATION, REVENUES FROM MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Segments:

     On January 1, 2001, the Company redefined the segments in which it operates as a result of the decision to discontinue its Abasco and Special Services business operations. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments on a pro rata basis based on revenue. Abasco and Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

     Information concerning operations in the two business segments for the years ended December 31, 2001, 2002 and 2003 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.


                                   PREVENTION     RESPONSE      CONSOLIDATED
                                  ------------  -------------  --------------
Year Ended December 31, 2001
  Net operating revenues . . . .  $ 5,189,000   $ 11,749,000   $  16,938,000
  Operating income (loss). . . .      913,000      3,494,000       4,407,000
  Identifiable operating assets.    5,439,000     12,315,000      17,754,000
  Capital expenditures . . . . .            -        221,000         221,000
  Depreciation and amortization.      342,000        902,000       1,244,000
  Interest expense . . . . . . .       68,000        155,000         223,000

Year Ended December 31, 2002
  Net operating revenues . . . .  $ 7,666,000   $  6,436,000   $  14,102,000
  Operating income (loss). . . .     (732,000)      (807,000)     (1,539,000)
  Identifiable operating assets.    3,828,000      3,208,000       7,036,000
  Capital expenditures . . . . .            -         98,000          98,000
  Depreciation and amortization.      617,000        585,000       1,202,000
  Interest expense . . . . . . .      416,000        349,000         765,000

Year Ended December 31, 2003
  Net operating revenues . . . .  $16,159,000   $ 19,776,000   $  35,935,000
  Operating Income (loss). . . .    3,731,000      6,503,000      10,234,000
  Identifiable operating assets.    8,871,000     10,855,000      19,726,000
  Capital expenditures . . . . .            -      1,799,000       1,799,000
  Depreciation and amortization.      423,000        573,000         996,000
  Interest expense . . . . . . .    1,080,000      1,322,000       2,402,000

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue  from  major  customers  and  concentration  of  credit  risk:

     During  the  periods  presented  below, the following customers represented
significant  concentrations  of     consolidated  revenues:


                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                      2001           2002           2003
                  ------------  -------------  -------------
Customer A . . .           -              -             68%
Customer B . . .          32%            14%             -
Customer C . . .           -             11%             -
Customer D . . .          10%             -              -

     The  Company's  revenues  are  generated  geographically  as  follows:

                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                      2001           2002           2003
                  ------------  -------------  -------------
United  States .          75%            55%            13%
Foreign. . . . .          25%            45%            87%

     The nature of the Company's revenue stream is cyclical from year to year such that this history of geographic split does not represent any trend, but is more related to where the response related events occur during any one year. Of the 2003 Foreign above are revenues of 72% and 24% generated from Iraq and Venezuela, respectively. Of the 2001 and 2002 Foreign above are revenues of 58% and 54% generated from Venezuela.

Accounts  Receivable:

     None of the Company's customers at December 31, 2001 accounted for greater than ten percent of outstanding accounts receivable. One domestic customer at December 31, 2003 accounted for 53% of the outstanding accounts receivable. One customer in Venezuela accounted for 31% and 17% of December 31, 2002 and 2003 outstanding accounts receivable, respectively.

Cash:

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

                        BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The table below summarizes the unaudited quarterly results of operations for 2002 and 2003:

                                                           QUARTER ENDED

2002                                MARCH 31, 2002  JUNE 30, 2002  SEPTEMBER 30, 2002  DECEMBER 31, 2002
----                                --------------  -------------  ------------------  -----------------

Revenues                            $   4,010,000    $ 3,984,000   $        3,464,000  $      2,644,000
Income (loss) from continuing
 operations                               (65,000)    (1,738,000)             888,000        (1,610,000)
Net income (loss)                      (1,830,000)    (7,160,000)           1,385,000        (1,575,000)
Net income (loss) attributable to
common stockholders                    (2,660,000)    (7,922,000)             625,000        (2,335,000)
Net income (loss) per common
 share:
        Basic                               (0.24)         (0.76)                0.06             (0.16)
        Diluted                             (0.24)         (0.76)                0.05             (0.16)

                                                             QUARTER ENDED

2003                               MARCH 31, 2003   JUNE 30, 2003   SEPTEMBER 30, 2003   DECEMBER 31, 2003
----                               ---------------  --------------  -------------------  ------------------

Revenues                           $    10,931,000  $    8,026,000  $         8,051,000  $        8,927,000
Income from continuing operations        3,298,000       1,854,000              476,000             981,000
Net income                               3,313,000       1,854,000              836,000           1,088,000
Net income attributable to
common stockholders                      2,581,000       1,589,000              729,000             969,000
Net income per common share:
        Basic                                 0.19            0.08                 0.03                0.04
        Diluted                               0.16            0.07                 0.03                0.04

     Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.