Form 10-Q
period 2004-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2004-05-17
CIK 833845

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

                      FOR THE QUARTER ENDED MARCH 31, 2004

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

     The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 14, 2004, were 27,359,794
================================================================================

                  BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                 TABLE OF CONTENTS

                                      PART I
                               FINANCIAL INFORMATION
                                    (UNAUDITED)

                                                                              PAGE
                                                                              ----
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 3
         Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . 3
         Condensed Consolidated Statements of Operations. . . . . . . . . . . 4
         Condensed Consolidated Statements of Stockholders' Equity (Deficit). 5
         Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . 6
         Notes to Condensed Consolidated Financial Statements . . . . . . . . 7-12
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . 18
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . 18

                                      PART II
                                 OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . 19
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 19
Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . . . . 19
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 19

                               BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (000'S EXCEPT PER SHARE AMOUNTS)

                                                  ASSETS                         MARCH 31,    DECEMBER 31,
                                                                                   2004           2003
                                                                               ------------  --------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $     1,885   $       1,543
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,532          13,235
  Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .            -               3
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        1,148           1,542
                                                                               ------------  --------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       12,565          16,323
                                                                               ------------  --------------

PROPERTY AND EQUIPMENT - net. . . . . . . . . . . . . . . . . . . . . . . . .        3,091           3,301
DEFERRED TAX ASSET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           98              98
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4               4
                                                                               ------------  --------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    15,758   $      19,726
                                                                               ============  ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long term debt. . . . . . . . . . . . . . . . . . . .  $     1,156   $           -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          250             746
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,598           5,993
  Liabilities of discontinued operations. . . . . . . . . . . . . . . . . . .           56             209
                                                                               ------------  --------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        5,060           6,948
                                                                               ------------  --------------

LONG TERM DEBT AND NOTES PAYABLE,
  net of current maturities.. . . . . . . . . . . . . . . . . . . . . . . . .       10,741          12,398
                                                                               ------------  --------------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       15,801          19,346

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . .            -               -

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock ($.00001 par value, 5,000 shares authorized, 53 issued and
    outstanding at March 31, 2004 and December 31, 2003). . . . . . . . . . .            -               -
  Common stock ($.00001 par value, 125,000 shares authorized, 27,360 and
    27,300 shares issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively). . . . . . . . . . . . . . . . . . . . .            -               -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       68,725          68,603
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .         (252)           (270)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . .         (888)           (439)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (67,628)        (67,514)
                                                                               ------------  --------------
        Total stockholders' equity (deficit). . . . . . . . . . . . . . . . .          (43)            380
                                                                               ------------  --------------
        Total liabilities and stockholders' equity (deficit). . . . . . . . .  $    15,758   $      19,726
                                                                               ============  ==============

                   See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000'S EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                          2004         2003
                                                       -----------  ----------
REVENUES
  Service . . . . . . . . . . . . . . . . . . . . . .  $    4,411   $    4,302
  Equipment sales . . . . . . . . . . . . . . . . . .           -        6,629
                                                       -----------  ----------
     Total Revenues . . . . . . . . . . . . . . . . .       4,411       10,931
  COSTS OF SALES
  Service . . . . . . . . . . . . . . . . . . . . . .       1,434          881
  Equipment sales . . . . . . . . . . . . . . . . . .           -        3,082
                                                       -----------  ----------
     Total Costs of Sales . . . . . . . . . . . . . .       1,434        3,963

     Gross Margin . . . . . . . . . . . . . . . . . .       2,977        6,968

  Operating expenses. . . . . . . . . . . . . . . . .       1,593        1,859
  Selling, general and administrative . . . . . . . .         804          837
  Depreciation and amortization . . . . . . . . . . .         249          245
                                                       -----------  ----------

OPERATING INCOME. . . . . . . . . . . . . . . . . . .         331        4,027

INTEREST EXPENSE (INCOME) AND OTHER . . . . . . . . .           -          425
                                                       -----------  ----------

INCOME FROM CONTINUING OPERATIONS,
  before income taxes . . . . . . . . . . . . . . . .         331        3,602
INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . .         323          304
                                                       -----------  ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .           8        3,298

INCOME FROM DISCONTINUED OPERATIONS,
   net of income taxes. . . . . . . . . . . . . . . .           -           15
                                                       -----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . .           8        3,313

PREFERRED DIVIDEND REQUIREMENTS &
   ACCRETIONS . . . . . . . . . . . . . . . . . . . .         122          732
                                                       -----------  ----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS . . . . . . . . . . . . . . . . . . .  $     (114)  $    2,581
                                                       ===========  ==========

Basic Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $     0.00   $     0.19
                                                       ===========  ==========
   Discontinued Operations. . . . . . . . . . . . . .  $     0.00   $     0.00
                                                       ===========  ==========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $     0.00   $     0.19
                                                       ===========  ==========

Weighted Average Common Shares Outstanding - Basic. .      27,300       13,495
                                                       ===========  ==========

Diluted Earnings (Loss) per Common Share:
   Continuing Operations. . . . . . . . . . . . . . .  $     0.00   $     0.14
                                                       ===========  ==========
   Discontinued Operations. . . . . . . . . . . . . .  $     0.00   $     0.00
                                                       ===========  ==========
   Net Income (Loss). . . . . . . . . . . . . . . . .  $     0.00   $     0.14
                                                       ===========  ==========

Weighted Average Common Shares Outstanding - Diluted.      27,300       18,061
                                                       ===========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 2004
                                                         (000's)
                                                       (Unaudited)

                                           PREFERRED STOCK     COMMON STOCK                                 ACCUMULATED
                                         ------------------  ---------------  ADDITIONAL                       OTHER
                                                                                PAID IN     ACCUMULATED    COMPREHENSIVE
                                          SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL       DEFICIT          LOSS
                                         ---------  -------  ------  -------  -----------  -------------  ---------------
BALANCES, December 31, 2003 . . . . . .         53  $     -  27,300  $     -  $    68,603  $    (67,514)  $         (439)
  Preferred stock dividends accrued . .          -        -       -        -          109          (109)               -
  Warrant discount accretion. . . . . .          -        -       -        -           13           (13)               -
  Amortization of deferred compensation          -        -       -        -            -             -                -
  Restricted stock issued . . . . . . .          -        -      60        -            -             -                -
  Net income. . . . . . . . . . . . . .          -        -       -        -            -             8                -
  Foreign currency translation loss . .          -        -       -        -            -             -             (449)

  Comprehensive loss. . . . . . . . . .          -        -       -        -            -             -                -
                                         ---------  -------  ------  -------  -----------  -------------  ---------------
BALANCES, March 31, 2004. . . . . . . .         53  $     -  27,360  $     -  $    68,725  $    (67,628)  $         (888)
                                         ---------  -------  ------  -------  -----------  -------------  ---------------


                                                              TOTAL
                                                          STOCKHOLDER'S
                                            DEFERRED         EQUITY
                                          COMPENSATION      (DEFICIT)
                                         --------------  ---------------
BALANCES, December 31, 2003 . . . . . .  $        (270)  $          380
  Preferred stock dividends accrued . .              -                -
  Warrant discount accretion. . . . . .              -                -
  Amortization of deferred compensation             18               18
  Restricted stock issued . . . . . . .              -                -
  Net income. . . . . . . . . . . . . .              -                8
  Foreign currency translation loss . .              -             (449)
                                                         ---------------
  Comprehensive loss. . . . . . . . . .              -             (441)
                                         --------------  ---------------
BALANCES, March 31, 2004. . . . . . . .  $        (252)  $          (43)
                                         --------------  ---------------

                               See accompanying notes to consolidated financial statements.

                    BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (000'S)
                                     (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                2004         2003
                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $        8   $    3,313
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization . . . . . . . . . . . . .         249          245
    Other non-cash charges. . . . . . . . . . . . . . . . .           -          392
  Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . .       3,315       (1,092)
    Restricted assets . . . . . . . . . . . . . . . . . . .           -           69
    Prepaid expenses and other current assets . . . . . . .         330          164
    Net assets/liabilities of discontinued operations . . .        (150)        (117)
    Other assets. . . . . . . . . . . . . . . . . . . . . .           -           13
    Accounts payable and accrued liabilities. . . . . . . .      (2,611)        (224)
                                                             -----------  -----------
    Net cash provided by operating activities . . . . . . .       1,141        2,763
                                                             -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions. . . . . . . . . . . .         (41)      (1,032)
    Proceeds from sale of property and equipment. . . . . .           1            -
                                                             -----------  -----------
    Net cash used in investing activities . . . . . . . . .         (40)      (1,032)
                                                             -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock  options exercised . . . . . . . . . . . .           -          651
    Proceeds from short term senior debt financing. . . . .           -          200
    Payments of subordinated debt . . . . . . . . . . . . .        (578)           -
    Payments of  short term senior debt financing . . . . .           -         (700)
    Repayments to pledging arrangements . . . . . . . . . .           -          (59)
                                                             -----------  -----------
    Net cash provided by financing activities . . . . . . .        (578)          92
                                                             -----------  -----------
    Impact of foreign currency on cash. . . . . . . . . . .        (181)         (76)
    Net increase in cash and cash equivalents . . . . . . .         342        1,747
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . .       1,543          261
                                                             -----------  -----------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . .  $    1,885   $    2,008
                                                             ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest. . . . . . . . . . . . . . . .  $      578   $       60
      Cash paid for income taxes. . . . . . . . . . . . . .         767          262
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Stock and warrant accretions. . . . . . . . . . . . .          13           13
      Preferred stock dividends accrued . . . . . . . . . .         109          719

        See accompanying notes to condensed consolidated financial statements.

                 BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)
A.  FINANCIAL  CONDITION

     At March 31, 2004, the Company had working capital of $7,505,000, including a cash balance of $1,885,000. For the quarter ended March 31, 2004, the Company's net cash provided by operating activities was $1,141,000. The Company believes it has sufficient liquidity to meet its current working capital requirements for the next twelve months.

     The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is no statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company's strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

     The Company has temporarily demobilized pending the transition to the new contract for the RIO program in Iraq. Currently, it is unclear when the Company will re-mobilize its personnel although the Company remains positioned to continue its previous work and respond immediately whenever an emergency arises in Iraq. The Company relied heavily on the original contract to generate income and cash flow in 2003.

     On March 31, 2004, the Company had $698,000 cash and $2,217,000 accounts receivable attributable to its Venezuelan operation. Effective February 5, 2004 the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption "foreign currency translation loss" for approximately $449,000 during the first quarter of 2004 to reflect the devaluation of the Bolivar. Venezuela has also been added to the U.S. government's "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem continues it could have a negative impact on the Company's liquidity.

B.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2003, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. On August 19, 2003, the Company's stockholders voted in favor of a one for four reverse stock spit, effective October 2, 2003. All of the share numbers and per share numbers have been restated to reflect this reverse split. Certain reclassifications have been made in the prior period consolidated financial statements to conform to current year presentation.

C.  STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) for the three month periods ended March 31, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income
(loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                               THREE MONTHS ENDED
                                                    (000'S)
                                        MARCH 31, 2004    MARCH 31, 2003
                                       ----------------  ----------------
Net income (loss) attributable to
    common stockholders as reported .  $          (114)  $          2,581
Less total stock based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax related effects.               15                 64
                                       ----------------  ----------------
Pro forma net income (loss)
attributable to common stockholders .  $          (129)  $          2,517
                                       ----------------  ----------------
Basic net income (loss) per share
      As reported . . . . . . . . . .  $          0.00   $           0.19
      Pro forma . . . . . . . . . . .  $          0.00   $           0.19
Diluted net income (loss) per share
      As reported . . . . . . . . . .  $          0.00   $           0.14
      Pro forma . . . . . . . . . . .  $          0.00   $           0.14

D.  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research
Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We adopted the provisions of FIN 46R effective January 1, 2004 with no material impact on our consolidated financial statements.

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

     The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:

                          MARCH 31,    DECEMBER 31,
                            2004           2003
                           (000'S)       (000'S)
Receivables - net . . .  $         -  $            3
                         -----------  --------------
      Total assets. . .  $         -  $            3
                         ===========  ==============

Accounts payable. . . .  $         -  $          149
Accrued liabilities . .           56              60
                         -----------  --------------
      Total liabilities  $        56  $          209
                         ===========  ==============

Reconciliation of change in net asset value of discontinued operations:
Balance of net liability of discontinued
  operations at December 31, 2003                    $(206)
Payments of liabilities                                150
                                                     ------
Balance of net liability of discontinued operations
  at March 31, 2004                                  $ (56)
                                                     ======

F.  LONG-TERM  DEBT  AND  NOTES  PAYABLE

     As of March 31, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The December 2000 refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 11.28% Senior Subordinated Note was recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest expense due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain. The face value of the note as of March 31, 2004 totaled $11,147,000 including $1,512,000 of accrued and unpaid interest through March 31, 2004.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months at 11% interest, paid quarterly.

     Substantially all of the Company's assets are pledged as collateral under the Senior Secured Loan Facility.

G.  COMMITMENTS  AND  CONTINGENCIES

     On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company in the 281st Judicial Court, Harris County, Texas, alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises are located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff seeks recovery of:
(a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney's fees, together with interest thereon; and (d) costs of suit. The Company has accrued a reserve estimated by management to be sufficient to cover its exposure to this lawsuit. The Company filed its answer generally denying Plaintiff's claims and asserting the affirmative defenses of surrender and termination, estoppel and waiver. Both parties have responded to written discovery. Plaintiff filed a partial motion for summary judgment relating to the Company's liability under the Lease Agreement. The hearing on Plaintiff's motion for summary judgment was held on March 12, 2004. On April 9, 2004, the court denied the Plaintiff's motion for summary judgment. The Company intends to vigorously defend this matter.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs' claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

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

The weighted average number of shares used to compute basic and diluted earnings per share for the quarter ended March 31, 2004 and 2003 is illustrated below (in thousands):

                                                 For  the three months ended
                                               -------------------------------
                                                           March 31,
                                               -------------------------------
                                                     2004            2003
                                               ----------------  -------------
Numerator:
    For basic and diluted earnings per share:
    Net Income(loss) from continuing
      operations attributable to common
      stockholders                             $          (114)  $       2,581
                                               ================  =============
Denominator:
    For basic earnings per share-
    Weighted-average shares                             27,300          13,495
Effect of dilutive securities:
    Senior convertible debt                                  -             332
    Convertible preferred stock                              -           4,233
    Stock options and warrants                               -               1
                                               ----------------  -------------
Denominator:
    For diluted earnings per share -
    Weighted-average shares                             27,300          18,061
                                               ================  =============

     The exercise price of the Company's stock options and stock warrants varies from $0.88 to $5.00 per share. The Company's convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at March 31, 2004 would include: (1) 823,000 common shares issuable upon exercise of stock options, (2) 6,719,000 common shares issuable upon exercise of stock purchase warrants, (3) 240,000 shares of stock to be issued as compensation over a four year vesting period as earned, and (4) 113,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company's common stock at the time of conversion.

     I.  BUSINESS  SEGMENT  INFORMATION

     The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

     Information concerning operations in the two business segments for the three months ended March 31, 2004 and 2003 is presented below (in thousands).

                                     PREVENTION   RESPONSE   CONSOLIDATED
                                    ------------  ---------  -------------
THREE MONTHS ENDED MARCH 31, 2004:
  Operating Revenues . . . . . . .  $     2,126   $   2,285  $       4,411
  Operating Income . . . . . . . .         (221)        552            331
  Identifiable Operating Assets. .        7,596       8,162         15,758
  Capital Expenditures . . . . . .            -          41             41
  Depreciation and Amortization. .          114         135            249
  Interest Expense and Other . . .          (50)         50              -

THREE MONTHS ENDED MARCH 31, 2003:
  Operating Revenues . . . . . . .  $     8,659   $   2,272  $      10,931
  Operating Income . . . . . . . .        2,978       1,049          4,027
  Identifiable Operating Assets. .        7,922       2,078         10,000
  Capital Expenditures . . . . . .          817         215          1,032
  Depreciation and Amortization. .          194          51            245
  Interest Expense and Other . . .          337          88            425

     For the three month periods ended March 31, 2004, the Company's revenue mix between domestic and foreign sales were domestic 33%, foreign 67%. For the three month periods ended March 31, 2003, the Company's revenue mix between domestic and foreign sales were domestic 80%, foreign 20%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

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

OVERVIEW

     The Company consists of two operating segments, Prevention and Response. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

AMERICAN  STOCK  EXCHANGE  LISTING

     The Company received a letter dated April 27, 2004 from the American Stock Exchange (AMEX) confirming that the Company is in compliance with the continued listing standards of AMEX.

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

     Information concerning operations in different business segments for the three months ended March 31, 2004 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                       (000'S)
                                                 2004(1)      2003(1)
                                               -----------  -----------
REVENUES
  Prevention. . . . . . . . . . . . . . . . .  $    2,126   $    8,659
  Response. . . . . . . . . . . . . . . . . .       2,285        2,272
                                               -----------  -----------
                                               $    4,411   $   10,931
                                               -----------  -----------
COST OF SALES
  Prevention. . . . . . . . . . . . . . . . .  $      963   $    3,308
  Response. . . . . . . . . . . . . . . . . .         471          655
                                               -----------  -----------
                                               $    1,434   $    3,963
                                               -----------  -----------
OPERATING EXPENSES
  Prevention. . . . . . . . . . . . . . . . .  $      882   $    1,516
  Response. . . . . . . . . . . . . . . . . .         711          343
                                               -----------  -----------
                                               $    1,593   $    1,859
                                               -----------  -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Prevention. . . . . . . . . . . . . . . . .  $      388   $      663
  Response. . . . . . . . . . . . . . . . . .         416          174
                                               -----------  -----------
                                               $      804   $      837
                                               -----------  -----------
DEPRECIATION AND AMORTIZATION
  Prevention. . . . . . . . . . . . . . . . .  $      114   $      194
  Response. . . . . . . . . . . . . . . . . .         135           51
                                               -----------  -----------
                                               $      249   $      245
                                               -----------  -----------
OPERATING INCOME (LOSS)
  Prevention. . . . . . . . . . . . . . . . .  $     (221)  $    2,978
  Response. . . . . . . . . . . . . . . . . .         552        1,049
                                               -----------  -----------
                                               $      331   $    4,027
                                               -----------  -----------

_________________________________

     (1) Operating, selling, general and administrative, and depreciation have been allocated pro rata among segments based upon relative revenues.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 WITH THE THREE MONTHS ENDED MARCH 31, 2003

Revenues

     Prevention revenues were $2,126,000 for the quarter ended March 31, 2004, compared to $8,659,000 for the quarter ended March 31, 2003, representing a decrease of $6,533,000 (75%) in the current quarter. The majority of the decrease during the quarter was the result of a $6,629,000 equipment sale in connection with operations in Iraq provided by the Company's SafeGuard program in 2003. Increases in revenue from new accounts for the Company's WELLSURE(R) CANADA risk management program and an increase in Venezuela revenues were slightly offset by a decrease in other international SafeGuard services in the quarter.

     Response revenues were $2,285,000 for the quarter ended March 31, 2004, compared to $2,272,000 for the quarter ended March 31, 2003, an increase of $13,000 (1%) in the current year. This increase was the result of response services related to lead contractor services in Iraq during the 2004 quarter. This increase was partially offset by reduced demand for domestic response services during the current quarter.

Cost  of  Sales

     Prevention cost of sales were $963,000 for the quarter ended March 31, 2004, compared to $3,308,000 for the quarter ended March 31, 2003, a decrease of $2,345,000 (71%) in the current quarter. The decrease was a result of replacement equipment costs incurred in the 2003 quarter related to the previously mentioned equipment sales in 2003. The cost of the equipment sold in 2003 is based on the purchase price of new assets bought and resold and the net book value of the Company's equipment sold. This decrease was partially offset by higher subcontractor costs in the Venezuelan operations in the current quarter because the Company is acting as a general contractor for one of its larger contracts.

     Response cost of sales were $471,000 for the quarter ended March 31, 2004, compared to $655,000 for the quarter ended March 31, 2003, a decrease of $184,000 (28%) in the current quarter. The decrease was the result of lower mobilization costs than in the 2003 quarter in which the Company deployed resources to Kuwait and Iraq.

Operating  Expenses

     Consolidated operating expenses were $1,593,000 for the quarter ended March 31, 2004, compared to $1,859,000 for the quarter ended March 31, 2003, a decrease of $266,000 (14%) in the current quarter. The higher 2003 expenses were primarily the result of higher key man insurance costs, bonuses and mobilization costs related to the equipment sale and deployment to Kuwait and Iraq. As previously footnoted on the segmented financial table, operating expenses have been allocated pro rata among the segments on the basis of relative revenue.

Selling,  General  and  Administrative  Expenses

     Consolidated selling, general and administrative expenses were $804,000 for the quarter ended March 31, 2004, compared to $837,000 for the quarter ended March 31, 2003, a decrease of $33,000 (4%) from the prior quarter. The decrease was a result of lower non-legal professional fees in 2004 which were partially offset by amortization of certain employee incentive bonuses incurred in September of 2003. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation  and  Amortization

     Consolidated depreciation and amortization expense was relatively consistent between the quarters ended March 31, 2004 and 2003.

Interest  Expense  and  Other  Expenses  (Income),  Including  Finance  Costs

     The change in interest and other expenses (income) of zero for the quarter ended March 31, 2004, as compared to the prior year's quarter is set forth in the table below (in thousands):

                                    For the Three Months Ended
                                ---------------------------------
                                 March 31, 2004   March 31, 2003
                                ----------------  ---------------
Financing fees                                -                79
Interest expense - senior debt               29                77
Interest on subordinated notes               73               265
(Gain) on foreign exchange                  (97)                -
Other                                        (5)                4
                                ----------------  ---------------
Total Interest and Other        $             -   $           425
                                ----------------  ---------------

Income  Tax  Expense

     Income taxes for the quarter ended March 31, 2004 and 2003 were $323,000 and $304,000, respectively, and are a result of taxable income in the Company's foreign operations.

Discontinued  Operations

     Income from discontinued operations was zero and $15,000 in the 2004 and 2003 quarter, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES/INDUSTRY  CONDITIONS

     LIQUIDITY

     At March 31, 2004, the Company had working capital of $7,505,000, including a cash balance of $1,885,000. For the quarter ended March 31, 2004, the Company's net cash provided by operating activities was $1,141,000. The Company believes it has sufficient liquidity to meet its current working capital requirements for the next twelve months.

     The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is no statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company's strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

     The Company has temporarily demobilized pending the transition to the new contract for the RIO program in Iraq. Currently, it is unclear when the Company will re-mobilize its personnel although the Company remains positioned to continue its previous work and respond immediately whenever an emergency arises in Iraq. The Company relied heavily on the original contract to generate income and cash flow in 2003.

     On March 31, 2004, the Company had $698,000 cash and $2,217,000 accounts receivable attributable to its Venezuelan operation. Effective February 5, 2004 the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption "foreign currency translation loss" for approximately $449,000 during the first quarter of 2004 to reflect the devaluation of the Bolivar. Venezuela has also been added to the

U.S. government's "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem continues in the future it could have a negative impact on the Company's liquidity.

DISCLOSURE  OF  ON  AND  OFF  BALANCE  SHEET  DEBTS  AND  COMMITMENTS:

                              FUTURE COMMITMENTS  (000'S)
                       --------------------------------------------------------------------
DESCRIPTION             TOTAL   LESS THAN 1 YEAR   1-3YEARS   3-5 YEARS   MORE THAN 5 YEARS
                       -------  -----------------  ---------  ----------  -----------------
Long and short term
debt and notes
payable (1)            $11,897  $           1,156  $  10,741           -                  -
Future minimum lease
payments               $    63  $              12  $      48  $        3                  -
---------------------  -------  -----------------  ---------  ----------  -----------------

Total commitments      $11,960  $           1,168  $  10,789  $        3                  -
---------------------  -------  -----------------  ---------  ----------  -----------------

          (1) Accrued interest totaling $1,512,000 is included in the Company's 12% Senior Subordinated Notes at March 31, 2004 due to the accounting for a troubled debt restructuring during 2000. This amount is included in the above presentation. Accrued interest calculated through March 31, 2003 is deferred for payment until December 30, 2005. Payments on accrued interest after December 31, 2003 will continue quarterly until December 30, 2005.


     Credit  Facilities/Capital  Resources

     FINANCIAL  IMPROVEMENTS.

     As of March 31, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The December 2000 refinancing of the Company's debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 11.28% Senior Subordinated Note was recorded on the Company's balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest expense due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain. The face value of the note as of March 31, 2004 totaled $11,147,000 including $1,512,000 of accrued and unpaid interest through March 31, 2004.

     On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company's option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On October 9, 2002, the loan extension period matured. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months at 11% interest, paid quarterly.

     Substantially all of the Company's assets are pledged as collateral under the Senior Secured Loan Facility.


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

     The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended March 31, 2004 and March 31, 2003, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by approximately zero and $17,000 respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended March 31, 2004 and 2003 and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $10,000 and $7,000 at March 31, 2004 and 2003, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS

     On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company in the 281st Judicial Court, Harris County, Texas, alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises are located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff seeks recovery of:
(a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney's fees, together with interest thereon; and (d) costs of suit. The Company has accrued a reserve estimated by management to be sufficient to cover its exposure to this lawsuit. The Company filed its answer generally denying Plaintiff's claims and asserting the affirmative defenses of surrender and termination, estoppel and waiver. Both parties have responded to written discovery. Plaintiff filed a partial motion for summary judgment relating to the Company's liability under the Lease Agreement. The hearing on Plaintiff's motion for summary judgment was held on March 12, 2004. On April 9, 2004, the court denied the Plaintiff's motion for summary judgment. The Company intends to vigorously defend this matter.

     In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas. The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company. In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs' claims against all of the defendants. As to the remaining claims, the defendants filed motions for summary judgment. On September 24, 2002 the court granted the defendants' motions for summary judgment. The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs' claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

     The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On March 31, 2004, 60,000 shares were issued pursuant to an employment agreement with the Company's CEO.

     This issuance is an exempt private placement pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

Exhibit No.                                             Document
------------       ----------------------------------------------------------------------------------
     3.01       -  Amended and Restated Certificate of Incorporation(1)
     3.02       -  Amendment to Certificate of Incorporation(2)
     3.02(a)    -  Amendment to Certificate of Incorporation(3)
     3.03       -  Amended Bylaws(4)
     4.01       -  Specimen Certificate for the Registrant's Common
                   Stock(5)


Exhibit No.                                             Document
------------       ----------------------------------------------------------------------------------
     4.02       -  Certificate of Designation of 10% Junior Redeemable
                   Convertible Preferred Stock(6)
     4.03       -  Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
     4.04       -  Certificate of Designation of Series B Convertible Preferred Stock(8)
     4.05       -  Certificate of Designation of Series C Cumulative Convertible Junior
                   Preferred Stock(9)
     4.06       -  Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
     4.07       -  Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
     4.08       -  Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
     4.09       -  Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
     4.10       -  Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
    10.01       -  Alliance Agreement between IWC Services, Inc. and
                   Halliburton Energy Services, a division of Halliburton
                   Company(15)
    10.02       -  Open
    10.03       -  Open
    10.04       -  1997 Incentive Stock Plan(18)
    10.05       -  Outside Directors' Option Plan
    10.06       -  Executive Compensation Plan
    10.07       -  Halliburton Center Sublease(19)
    10.08       -  Registration Rights Agreement dated July 23, 1998,
                   between Boots & Coots International Well Control, Inc. and
                   The Prudential Insurance Company of America(20)
    10.09       -  Participation Rights Agreement dated July 23, 1998, by
                   and among Boots & Coots International Well Control, Inc.,
                   The Prudential Insurance Company of America and certain
                   stockholders of Boots & Coots International Well Control,
                   Inc.(21)
    10.10       -  Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential
                   Insurance Company of America (22)
    10.11       -  Loan Agreement dated October 28, 1998, between Boots &
                   Coots International Well Control, Inc. and Comerica
                   Bank - Texas(23)
    10.12       -  Security Agreement dated October 28, 1998, between
                   Boots & Coots International Well Control, Inc. and Comerica
                   Bank - Texas(24)
    10.13       -  Executive Employment Agreement of Jerry Winchester (25)
    10.14       -  Open
    10.15       -  Office Lease for 777 Post Oak(26)
    10.16       -  Open
    10.17       -  Open
    10.18       -  Third Amendment to Loan Agreement dated April 21, 2000 (27)
    10.19       -  Fourth Amendment to Loan Agreement dated May 31, 2000(28)
    10.20       -  Fifth Amendment to Loan Agreement dated May 31, 2000(29)
    10.21       -  Sixth Amendment to Loan Agreement dated June 15, 2000(30)
    10.22       -  Seventh Amendment to Loan Agreement dated December 29, 2000(31)
    10.23       -  Subordinated Note Restructuring Agreement with The Prudential Insurance
                   Company of America dated December 28, 2000 (32)
    10.25       -  Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with
                   Halliburton Energy Services, Inc. (33)
    10.27       -  Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker,
                   Moore (34)


Exhibit No.                                             Document
------------       ----------------------------------------------------------------------------------
    10.28       -  Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (35)
                -  Open
    10.30       -  2000 Long Term Incentive Plan (36)
    10.31       -  Eighth Amendment to Loan Agreement dated April 12, 2002 (37)
    10.32       -  Ninth Amendment to Loan Agreement dated May 1, 2002 (38)
    10.33       -  1st Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated March 29, 2002 (39)
    10.34       -  2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated June 29, 2002 (40)
    10.35       -  3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated July 3, 2003 (41)
    10.36       -  4th Amendment to Subordinated Note Restructuring Agreement with The Prudential
                   Insurance Company of America dated November 14, 2003 (42)
    21.01       -  List of subsidiaries(43)
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

(25) Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.

(26) Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.

(27) Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.

(28) Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.

(29) Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.

(30) Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.

(31) Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.

(32) Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.

(33) Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.

(34) Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.

(35) Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.

(36) Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.

(37) Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.

(38) Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(39) Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed May 14, 2003.

(40) Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed August 14, 2003.

(41) Incorporated herein by reference to exhibit 10.35 of Form 10-Q filed November 14, 2003.

(42) Incorporated herein by reference to exhibit 10.36 of Form 10-Q filed November 14, 2003.

(43) Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed May 14, 2003.

     (b)  Reports on Form 8-K

     The Company filed an 8-K on March 30, 2004, filing its fiscal 2003 earnings release.

     The Company filed an 8-K on May 14, 2004, filing its first quarter 2004 earnings release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOOTS  &  COOTS  INTERNATIONAL  WELL
                                                   CONTROL, INC.

                                        By: /s/  JERRY WINCHESTER
                                           ----------------------------------
                                                 Jerry Winchester
                                                 Chief Executive Officer

                                        By: /s/  KEVIN JOHNSON
                                           ----------------------------------
                                                 Kevin Johnson
                                                 Principal Accounting Officer

Date:   May  17,  2004