Form 10-Q
period 2004-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2004-08-16
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

_______________

Commission File Number: 1-13817

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 13, 2004, was 29,289,429.

1

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share amounts)

ASSETS
	June 30, 2004		December 31, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,542		$1,543
Receivables — net	7,290		13,235
Assets of discontinued operations	—		3
Prepaid expenses and other current assets	1,095		1,542
Total current assets	12,927		16,323

PROPERTY AND EQUIPMENT — net	2,900		3,301
DEFERRED TAX ASSET	98		98
OTHER ASSETS	67		4
Total assets	$15,992		$19,726

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,156		$—
Accounts payable	285		746
Accrued liabilities	3,541		5,993
Liabilities of discontinued operations	56		209
Total current liabilities	5,038		6,948
LONG TERM DEBT AND NOTES PAYABLE, net of current maturities	10,525		12,398
Total liabilities	15,563		19,346

COMMITMENTS AND CONTINGENCIES	—		—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 53,000 issued and outstanding at June 30, 2004 and December 31, 2003)	—		—
Common stock ($.00001 par value, 125,000,000 shares authorized, 27,360,000 and 27,300,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	—		—
Additional paid-in capital	68,919		68,603
Deferred compensation Accumulated other comprehensive loss	(234 (917	) )	(270 (439	) )
Accumulated deficit	(67,339)		(67,514)
Total stockholders' equity	429		380
Total liabilities and stockholders' equity	$15,992		$19,726

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Service	$6,936	$8,026	$11,347	$12,328
Equipment sales	—	—	—	6,629
Total Revenues	6,936	8,026	11,347	18,957

COSTS OF SALES
Service	3,002	2,640	4,436	3,521
Equipment sales	—	—	—	3,082
Total Costs of Sales	3,002	2,640	4,436	6,603

Gross Margin	3,934	5,386	6,911	12,354

Operating expenses	1,670	1,892	3,263	3,751
Selling, general and administrative	864	634	1,668	1,471
Depreciation and amortization	252	254	501	499

OPERATING INCOME	1,148	2,606	1,479	6,633

INTEREST EXPENSE AND OTHER	377	481	377	906

INCOME FROM CONTINUING OPERATIONS, before income taxes	771	2,125	1,102	5,727
INCOME TAX EXPENSE	286	271	609	575

INCOME FROM CONTINUING OPERATIONS	485	1,854	493	5,152

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	(2)	—	(2)	15

NET INCOME	483	1,854	491	5,167

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS	194	265	316	997

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$289	$1,589	$175	$4,170

Basic Earnings per Common Share:
Continuing Operations	$0.01	$0.08	$0.01	$0.24
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Net Income	$0.01	$0.08	$0.01	$0.24

Weighted Average Common Shares Outstanding - Basic	27,360,000	20,682,000	27,330,000	17,031,000

Diluted Earnings per Common Share:
Continuing Operations	$0.01	$0.06	$0.01	$0.19
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Net Income	$0.01	$0.06	$0.01	$0.19

Weighted Average Common Shares Outstanding - Diluted	27,878,000	24,627,000	27,880,000	21,387,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2004
(000’s)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Deferred	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2003	53	$—	27,300	$—	$68,603	$(67,514)	$(439)	$(270)	$380
Preferred stock dividends accrued	—	—	—	—	303	(303)	—	—	—
Warrant discount accretion	—	—	—	—	13	(13)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	36	36
Restricted stock issued	—	—	60	—	—	—	—	—	—
Net income	—	—	—	—	—	491	—	—	491
Foreign currency translation loss	—	—	—	—	—	—	(478)	—	(478)
Comprehensive income	—	—	—	—	—	—	—	—	13
BALANCES, June 30, 2004	53	$—	27,360	$—	$68,919	$(67,339)	$(917)	$(234)	$429

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491	$5,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501	499
Other non-cash charges	172	578
Changes in operating assets and liabilities:
Receivables	5,945	(5,310)
Restricted assets	—	69
Prepaid expenses and other current assets	447	140
Net assets/liabilities of discontinued operations	(150)	(322)
Other assets	(63)	1
Accounts payable and accrued liabilities	(2,913)	1,063
Net cash provided by operating activities	4,430	1,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(103)	(1,508)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(99)	(1,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock options exercised	—	663
Proceeds from short term senior debt financing	—	200
Payments of subordinated debt	(854)	—
Payments of short term senior debt financing	—	(700)
Repayments to pledging arrangements	—	(59)
Net cash provided by (used in) financing activities	(854)	104
Impact of foreign currency on cash	(478)	6
Net increase in cash and cash equivalents	2,999	487
CASH AND CASH EQUIVALENTS, beginning of period	1,543	261
CASH AND CASH EQUIVALENTS, end of period	$4,542	$748

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$919	$60
Cash paid for income taxes	915	262
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	13	26
Preferred stock dividends accrued	303	971

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boots & Coots International Well Control, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2003, and those reports filed previously with the Securities and Exchange Commission ("SEC"). The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

On August 19, 2003, the Company’s stockholders voted in favor of a one for four reverse stock spit, effective October 2, 2003. All of the share numbers and per share numbers have been restated to reflect this reverse split. Certain reclassifications have been made in the prior period consolidated financial statements to conform to current year presentation.

B. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation granted under its long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income for the three-month and six-month periods ended June 30, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income attributable to common stockholders as reported	$289	$1,589	$175	$4,170
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	14	64	29	128
Pro forma net income attributable to common stockholders	$275	$1,525	$146	$4,042
Basic net income per share As reported	$0.01	$0.08	$0.01	$0.24
Pro forma	$0.01	$0.07	$0.01	$0.24
Diluted net income per share As reported	$0.01	$0.06	$0.01	$0.19
Pro forma	$0.01	$0.06	$0.01	$0.19

C. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. The Company adopted the provisions of FIN 46R effective January 1, 2004 with no material impact on the consolidated financial statements.

D. DISCONTINUED OPERATIONS

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

The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:

	June 30, 2004 (000’s)	December 31, 2003 (000’s)

Receivables — net	$—	$3
Total assets	$—	$3

Accounts payable	$—	$149
Accrued liabilities	56	60
Total liabilities	$56	$209

Reconciliation of change in net asset value of discontinued operations:
Balance of net liability of discontinued operations at December 31, 2003	$(206)
Payments of liabilities	150
Balance of net liability of discontinued operations at June 30, 2004	$(56)

E. LONG-TERM DEBT AND NOTES PAYABLE

As of June 30, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with a maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000. The face value of the note as of June 30, 2004 totaled $10,931,000, including $1,296,000 of accrued and unpaid interest. On August 13, 2004 the note with Prudential was amended. (See note I to the Condensed Consolidated Statement of Operations).

On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company’s option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months (due November 10, 2005) at 11% interest, paid quarterly. On June 1, 2004, the Company and its senior lender executed an agreement reducing the interest rate to 7%.

Substantially all of the Company’s assets are pledged as collateral under the Senior Secured Loan Facility.

F. COMMITMENTS AND CONTINGENCIES

On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company in the 281st Judicial Court, Harris County, Texas, alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises were located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff sought recovery of: (a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney’s fees, together with interest thereon; and (d) costs of suit. The Company settled the lawsuit out of court on June 9, 2004 and recorded an additional charge of $260,000 in the quarter ended June 30, 2004, which is included in "other expenses" on the Condensed Consolidated Statement of Operations.

In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas.  The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company.  In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs’ claims against all of the defendants.  As to the remaining claims, the defendants filed motions for summary judgment.  On September 24, 2002 the court granted the defendants’ motions for summary judgment.  The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs’ claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

G. EARNINGS PER SHARE

Basic and diluted earnings per common share are computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding. On October 2, 2003, the Company had a reverse one for four stock split. All share numbers, prices and earnings per share have been conformed to the post split presentation throughout this document.

The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 is illustrated below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Numerator: For basic and diluted earnings per share: Net Income from continuing operations attributable to common stockholders	$289	$1,589	$175	$4,170
Denominator: For basic earnings per share- Weighted-average shares	27,360	20,682	27,330	17,031
Effect of dilutive securities: Senior convertible debt Convertible preferred stock Stock options and warrants	— 33 485	— 3,944 1	— — 550	333 4,021 1
Denominator: For diluted earnings per share - Weighted-average shares	27,878	24,627	27,880	21,387

The exercise price of the Company’s stock options and stock warrants varies from $0.88 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at June 30, 2004 would include: (1) 823,000 common shares issuable upon exercise of stock options, (2) 6,719,000 common shares issuable upon exercise of stock purchase warrants, (3) 240,000 shares of stock to be issued as compensation over a four year vesting period as earned, and (4) 113,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

H. BUSINESS SEGMENT INFORMATION

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

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and damage while maximizing safety.

Information concerning operations in the two business segments for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands).

	Prevention	Response	Consolidated
Three Months Ended June 30, 2004:
Operating Revenues	$2,217	$4,719	$6,936
Operating Income (Loss)	(47)	1,195	1,148
Identifiable Operating Assets	6,121	9,871	15,992
Capital Expenditures	37	25	62
Depreciation and Amortization	62	190	252
Interest Expense and Other	130	247	377
Three Months Ended June 30, 2003:
Operating Revenues	$2,171	$5,855	$8,026
Operating Income	315	2,291	2,606
Identifiable Operating Assets	7,502	5,360	13,132
Capital Expenditures	129	347	476
Depreciation and Amortization	86	168	254
Interest Expense and Other	181	300	481

	Prevention	Response	Consolidated
Six Months Ended June 30, 2004:
Net Operating Revenues	$4,343	$7,004	$11,347
Operating Income (Loss)	(268)	1,747	1,479
Identifiable Operating Assets	6,121	9,871	15,992
Capital Expenditures	37	66	103
Depreciation and Amortization	177	324	501
Interest Expense and Other	79	298	377

Six Months Ended June 30, 2003:
Net Operating Revenues	$10,830	$8,127	$18,957
Operating Income	3,294	3,339	6,633
Identifiable Operating Assets	7,502	5,630	13,132
Capital Expenditures	862	646	1,508
Depreciation and Amortization	279	220	499
Interest Expense and Other	517	389	906

For the three and six month periods ended June 30, 2004, the Company's revenue mix between domestic and foreign sales were domestic 12%, foreign 88% and domestic 23% and foreign 77% respectively. For the three and six month periods ended June 30, 2003, the Company's revenue mix between domestic and foreign sales were domestic 19%, foreign 81% and domestic 11% and foreign 89% respectively.

I. SUBSEQUENT EVENTS

On August 13, 2004, the Company amended its facility with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’ which was defined as all cash on hand at the end of any quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company will also pay down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended facility. The interest rate remains at 12%.

The financial covenants under the amended facility require the Company to maintain a debt to equity ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, trailing twelve month EBITDA levels must be at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005.

In addition, Prudential exchanged its remaining 582 shares of Preferred E for 55,429 shares of common stock. Prudential also received 1.25 million shares of common stock in exchange for its warrants to purchase 2.4 million shares of common stock and 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G Preferred Stock. After this transaction, the Company’s note balance with Prudential will be $7,635,000, of which $1,635, 000 will be paid before year-end.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 (Section 21E of the Exchange Act and Section 27A of the Securities Act) provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

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

Overview

The Company operates in two segments, Prevention and Response. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and damage while maximizing safety.

Critical accounting policies

In response to the SEC’s Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to its reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company identified its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

Revenue Recognition - Revenue is recognized on the Company’s service contracts primarily on the basis of contractual day rates as the work is completed. On a small number of turnkey contracts, revenue may be recognized on the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company recognizes revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months, (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon predetermined day rates of the Company and sub-contracted work as incurred.

Allowance for Doubtful Accounts - The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109, "Accounting For Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company’s periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months and six months ended June 30, 2004 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Prevention	$2,217	$2,171	$4,343	$10,830
Response	4,719	5,855	7,004	8,127
	$6,936	$8,026	$11,347	$18,957
Cost of Sales
Prevention	$1,296	$728	$2,259	$4,036
Response	1,706	1,912	2,177	2,567
	$3,002	$2,640	$4,436	$6,603
Operating Expenses(1)
Prevention	$655	$865	$1,536	$2,381
Response	1,015	1,027	1,727	1,370
	$1,670	$1,892	$3,263	$3,751
Selling, General and Administrative Expenses (2)
Prevention	$251	$177	$639	$840
Response	613	457	1,029	631
	$864	$634	$1,668	$1,471
Depreciation and Amortization (1)
Prevention	$62	$86	$177	$279
Response	190	168	324	220
	$252	$254	$501	$499
Operating Income (Loss)
Prevention	$(47)	$315	$(268)	$3,294
Response	1,195	2,291	1,747	3,339
	$1,148	$2,606	$1,479	$6,633
_________________________________

(1)	Operating expenses, and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.
(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30, 2003

Revenues

Prevention revenues were $2,217,000 for the quarter ended June 30, 2004, compared to $2,171,000 for the quarter ended June 30, 2003, representing an increase of $46,000 (2.1%) in the current quarter. The increase during the quarter was primarily the result of increases in WELLSURE® revenues, partially offset by a decline in SafeGuard revenues.

Response revenues were $4,719,000 for the quarter ended June 30, 2004, compared to $5,855,000 for the quarter ended June 30, 2003, a decrease of $1,136,000 (19.4%) in the current year. This decrease was the result of the Company acting as lead contractor in Iraq in 2003, for which it billed $4,400,000 for firefighting and engineering services in Kuwait and Iraq under the Restore Iraqi Oil Program which was nearly offset by increases in response activities in other areas during the Company’s second quarter 2004. The Company acted as lead contractor under the RIO program in 2003. Iraq related revenues in 2004 were not related to the RIO program.

Cost of Sales

Prevention cost of sales were $1,296,000 for the quarter ended June 30, 2004, compared to $728,000 for the quarter ended June 30, 2003, an increase of $568,000 (78%) in the current quarter. This increase was a result of higher subcontractor costs in Venezuelan SafeGuard operations in the current quarter.

Response cost of sales were $1,706,000 for the quarter ended June 30, 2004, compared to $1,912,000 for the quarter ended June 30, 2003, a decrease of $206,000 (10.7%) in the current quarter. This decrease was the result of the Company acting as lead contractor in Iraq and Kuwait in 2003 under the Restore Iraqi Oil Program for the entire 2003 quarter.

Operating Expenses

Consolidated operating expenses were $1,670,000 for the quarter ended June 30, 2004, compared to $1,892,000 for the quarter ended June 30, 2003, a decrease of $222,000 (11.7%) in the current quarter. The decrease was a result of lower additional labor, insurance and travel costs in the second quarter of 2004 as compared to the higher level of these expenses related to Iraq and Kuwait revenues for the second quarter of 2003. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $864,000 for the quarter ended June 30, 2004, compared to $634,000 for the quarter ended June 30, 2003, an increase of $230,000 (36.3%) from the prior year’s quarter. The increase was partially a result of timing differences relating to holding the annual shareholders meeting during the second quarter of 2004 as compared to the fourth quarter in 2003. The Company also incurred additional costs for the solicitation of proxies for the shareholder meeting held during the second quarter. In addition, the current quarter includes an amortization of certain payroll related costs. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation

Consolidated depreciation and amortization expense was relatively consistent between the quarters ended June 30, 2004 and 2003. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Interest Expense and Other Expenses (Income), Including Finance Costs

The change in interest and other expenses (income) of $104,000 for the quarter ended June 30, 2004, as compared to the prior year’s quarter is set forth in the table below (in thousands):

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Financing fees	$—	$15
Interest expense - senior debt	18	66
Interest on subordinated notes	73	—
(Gain) on foreign exchange	(4)	—
Settlements	260	400
Other	30	—
Total Interest and Other	$377	$481

Income Tax Expense

Income taxes for the quarter ended June 30, 2004 and 2003 were $286,000 and $271,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Discontinued Operations

Losses from discontinued operations were $2,000 and zero in the 2004 and 2003 quarter, respectively.

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30, 2003

Revenues

Prevention revenues were $4,343,000 for the six months ended June 30, 2004, compared to $10,830,000 for the six months ended June 30, 2003, representing a decrease of $6,487,000 (59.9%) in the current period. This decrease is primarily a result of a first quarter 2003 equipment sale of $6,629,000 which is somewhat offset by a continuing increase in activity in Venezuela.

Response revenues were $7,004,000 for the six months ended June 30, 2004, compared to $8,127,000 for the six months ended June 30, 2003, a decrease of $1,123,000 (13.8%) in the current period. This decrease was the result of the Company acting as lead contractor in Iraq in 2003, for which it billed $5,500,000 for firefighting and engineering services in Kuwait and Iraq under the Restore Iraqi Oil Program which was nearly offset by increases in response activities in other areas during the Company’s 2004 period. The Company acted as lead contractor under the RIO program in 2003. Iraq related revenues in 2004 were not related to the RIO program.

Cost of Sales

Prevention cost of sales were $2,259,000 for the six months ended June 30, 2004, compared to $4,036,000 for the six months ended June 30, 2003, a decrease of $1,777,000 (44%) in the current period. The decrease was a result of 2003 equipment costs related to the previously mentioned equipment sales which is partially offset by increased subcontractor cost in Venezuela SafeGuard operations in the six month period.

Response cost of sales were $2,177,000 for the six months ended June 30, 2004, compared to $2,567,000 for the six months ended June 30, 2003, a decrease of $390,000 (15.2%) in the current period. This decrease was the result of the Company acting as lead contractor in Iraq and Kuwait in 2003 under the Restore Iraqi Oil Program for the entire 2nd Quarter.

Operating Expenses

Consolidated operating expenses were $3,263,000 for the six months ended June 30, 2004, compared to $3,751,000 for the six months ended June 30, 2003, a decrease of $488,000 (13%) in the current period. The decrease was a result of lower additional labor, insurance and travel costs in the second quarter of 2004 as compared to the higher level of these expenses related to Iraq and Kuwait revenues for the second quarter of 2003. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between  segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $1,668,000 for the six months ended June 30, 2004, compared to $1,471,000 for the six months ended June 30, 2003, an increase of $197,000 (13.4%) from the prior period. The increase was partially a result of timing differences relating to holding the annual shareholders meeting during the first six months of 2004 as compared to the fourth quarter in 2003. The Company also incurred additional costs for the solicitation of proxies for the shareholder meeting held during the six month period. In addition, the current period includes an amortization of certain payroll related costs. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

Depreciation and Amortization

Consolidated depreciation and amortization expense was relatively consistent between the six-month periods ended June 30, 2004 and 2003. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Interest Expense and Other, Including Finance Costs

The decrease in interest and other expenses of $628,000 for the six months ended June 30, 2004, as compared to the prior period is explained in the table below:

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Settlements	$260	$400
Restructuring charges	—	(67)
Financing fees	—	70
Interest expense - senior debt	47	131
KBK finance cost	—	43
Interest on subordinated notes	146	334
(Gain) on foreign exchange	(101)	—
Other	25	(5)
Total Interest and Other	$377	$906

Income Tax Expense

Income taxes for the six months ended June 30, 2004 and 2003 were $609,000 and $575,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At June 30, 2004, the Company had working capital of $7,889,000, including a cash balance of $4,542,000. For the six months ended June 30, 2004, the Company’s net cash provided by operating activities was $4,430,000. The Company believes it has sufficient liquidity to meet its working capital requirements for the next twelve months.

The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical "event" whereas prevention services are generally "non-event" related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue volume. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company’s strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

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

On June 30, 2004, the Company had $746,000 cash and $2,581,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004 the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption "foreign currency translation loss" for approximately $478,000 during the first six months of 2004 to reflect the devaluation of the Bolivar. Venezuela has also been added to the U.S. government’s "watch list" for highly inflationary economies. The Venezuelan government has made it very difficult for US dollars to be repatriated. If this problem persists it could have a negative impact on the Company’s liquidity. At June 30, 2004, the Company had a $746,000 of cash exposure and $2,560,000 of accounts receivable which will most likely be collected in local Venezuelan currency. The Company is monitoring the situation closely and is actively pursuing methods to repatriate cash to the U.S.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 6 years
Long and short term debt and notes payable (1)	$11,681	$4,688	$5,090	1,903	—
Future minimum lease payments	$63	$12	$48	$3	—
Total commitments	$11,744	$4,700	$5,138	$1,906	—

    (1)   These commitments give effect for the amendment to the Prudential credit facility executed on August 13, 2004. (See note I of the Condensed Consolidated Financial Statements.)

Credit Facilities/Capital Resources

As of June 30, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with a maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represents an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000. The face value of the note as of June 30, 2004 totaled $10,931,000, including $1,296,000 of accrued and unpaid interest. On August 13, 2004 the note with Prudential was amended. (See note I to the Condensed Consolidated Statement of Operations).

On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company’s option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 24 months (due November 10, 2005) at 11% interest, paid quarterly. On June 1, 2004, the Company and its senior lender executed an agreement reducing the interest rate to 7%.

In addition, Prudential exchanged its remaining 582 shares of Preferred E for 55,429 shares of common stock. Prudential also received 1.25 million shares of common stock in exchange for its warrants to purchase 2.4 million shares of common stock and 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G Preferred Stock. After this transaction, the Company’s note balance with Prudential will be $7,635,000, of which $1,635, 000 will be paid before year-end.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company’s earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical 10% increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical 10% increase.

The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended June 30, 2004 and June 30, 2003, and all other factors affecting the Company’s debt remained the same, pretax earnings would have been lower by approximately $3,000 and $17,000, respectively. With respect to the fair value of the Company’s fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended June 30, 2004 and 2003 and all other factors affecting the Company’s debt remained the same, the fair value of the Company’s fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $42,000 and $57,000 at June 30, 2004 and 2003, respectively. Given the composition of the Company’s debt structure, the Company does not, for the most part, actively manage its interest rate risk.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. The current political and economic climate in Venezuela negatively affects the Company’s ability to change local currencies into U.S. dollars. At June 30, 2004, the Company had a $746,000 of cash exposure and $2,560,000 of accounts receivable which will most likely be collected in local Venezuelan currency. The Company is monitoring the situation closely and is actively pursuing methods to repatriate cash to the U.S.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On March 27, 2003, a lawsuit styled Gateway Ridgecrest Inc. vs. Boots & Coots International Well Control, Inc. was filed against the Company in the 281st Judicial Court, Harris County, Texas, alleging default by the Company under a Lease Agreement dated May 4, 1998 (the "Lease Agreement") by and between Plaintiff and the Company. The leased premises were located at 777 Post Oak Boulevard, Houston, Harris County, Texas 77056. Plaintiff sought recovery of: (a) rent past due, future rent, common area maintenance charges, taxes, insurance, late charges and other charges proven up through the end of the term of the lease; (b) prejudgment and post-judgment interest on the amounts awarded at the maximum lawful rate; (c) attorney’s fees, together with interest thereon; and (d) costs of suit. The Company settled the lawsuit out of court on June 9, 2004 and recorded an additional charge of $260,000 in the quarter ended June 30, 2004, which is included in "other expenses" on the Condensed Consolidated Statement of Operations.

In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas.  The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. ("ERI") by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company.  In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs’ claims against all of the defendants.  As to the remaining claims, the defendants filed motions for summary judgment.  On September 24, 2002 the court granted the defendants’ motions for summary judgment.  The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs’ claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter.

The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

   On August 13, 2004 the Company issued 1,250,000 shares of common stock to the Prudential Insurance Company of America upon the exchange of all of the remaining warrants originally issued in connection with the Prudential Loan agreement as well as 55,429 shares in exchange for Prudential’s its remaining 582 shares of the Company’s Series E Convertible Preferred Stock, 254,362 shares of common stock to pay accrued and unpaid dividends owed on Prudential’s Series E Convertible Preferred Stock and 269,844 shares of common stock to pay accrued and unpaid dividends owed on Prudential’s Series G Convertible Preferred Stock.   These issuances were exempt recapitalizations under the Securities Act of 1933.

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On May 19, 2004, the Company convened its annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect two Class I directors for a term of three years or until a successor is elected and qualified, to approve the 2004 Long-Term Incentive Plan and to approve an amendment to the Nonemployee Director Stock Option Plan which includes (i) an increase in the number of shares included in the initial stock option grant to Nonemployee Directors, (ii) a one-time stock option grant to incumbent Nonemployee Directors and (iii) an increase in the aggregate number of shares that may be awarded by stock option grants.

On May 19, 2004, a quorum was not present with regards to Proposals II and III and the meeting was twice adjourned, first until June 8, 2004 and subsequently until July 8, 2004, at which time there was a quorum present as to Proposals II and III.

The voting was as follows:

Proposal I: Election of Directors.

					BROKER
	FOR	CLASS	WITHHELD	ABSTAINING	NON VOTES

W. Richard Anderson	23,691,321	I	2,190,277	--	1,471,192
Robert Stevens Herlin	23,679,647	I	2,201,951	--	1,471,192

Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

Proposal II: Adoption of the 2004 Long-Term Incentive Plan.

			BROKER
FOR	AGAINST	ABSTAINING	NON VOTES
10,041,229	3,378,423	1,495,415	12,437,723

This proposal requires a quorum over 50% of the total shares outstanding be present to vote and that over 50% of that quorum vote (including abstentions but excluding broker non-votes) to approve the proposal.

Proposal III: Amendment to the Nonemployee Director Stock Option Plan which includes (i) an increase in the number of shares included in the initial stock option grant to Nonemployee Directors, (ii) a one-time stock option grant to incumbent Nonemployee Director and (iii) an increase in the aggregate number of shares that may be awarded by stock option grants.

			BROKER
FOR	AGAINST	ABSTAINING	NON VOTES
10,651,371	4,000,703	262,993	12,437,723

This proposal requires a quorum over 50% of the total shares outstanding be present to vote and that over 50% of that quorum vote (including abstentions but excluding broker non-votes) to approve the proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits
Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation(1)
3.02	—	Amendment to Certificate of Incorporation(2)
3.02(a)	—	Amendment to Certificate of Incorporation(3)
3.03	—	Amended Bylaws(4)
4.01	—	Specimen Certificate for the Registrant’s Common
Stock(5)
4.02	—	Certificate of Designation of 10% Junior Redeemable
Convertible Preferred Stock(6)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock(7)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock(8)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock(9)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock(10)
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock(11)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock(12)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock(13)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock(14)
10.01	—	Alliance Agreement between IWC Services, Inc. and
Halliburton Energy Services, a division of Halliburton
Company(15)
10.02	—	Open
10.03	—	Open
10.04	—	1997 Incentive Stock Plan(18)
10.05	—	Outside Directors’ Option Plan
10.06	—	Executive Compensation Plan
10.07	—	Halliburton Center Sublease(19)
10.08	—	Registration Rights Agreement dated July 23, 1998,
between Boots & Coots International Well Control, Inc. and
The Prudential Insurance Company of America(20)
10.09	—	Participation Rights Agreement dated July 23, 1998, by
and among Boots & Coots International Well Control, Inc.,
The Prudential Insurance Company of America and certain
stockholders of Boots & Coots International Well Control,
Inc.(21)
10.10	—	Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America (22)
10.11	—	Loan Agreement dated October 28, 1998, between Boots &
Coots International Well Control, Inc. and Comerica
Bank — Texas(23)
10.12	—	Security Agreement dated October 28, 1998, between
Boots & Coots International Well Control, Inc. and Comerica
Bank — Texas(24)
10.13	—	Executive Employment Agreement of Jerry Winchester (25)
10.14	—	Open
10.15	—	Office Lease for 777 Post Oak(26)
10.16	—	Open

Exhibit No.		Document
10.17	—	Open
10.18	—	Third Amendment to Loan Agreement dated April 21, 2000 (27)
10.19	—	Fourth Amendment to Loan Agreement dated May 31, 2000(28)
10.20	—	Fifth Amendment to Loan Agreement dated May 31, 2000(29)
10.21	—	Sixth Amendment to Loan Agreement dated June 15, 2000(30)
10.22	—	Seventh Amendment to Loan Agreement dated December 29, 2000(31)
10.23	—	Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated December 28, 2000 (32)
10.25	—	Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with
Halliburton Energy Services, Inc. (33)
10.27	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (34)
10.28	—	Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (35)
	—	Open
10.30	—	2000 Long Term Incentive Plan (36)
10.31	—	Eighth Amendment to Loan Agreement dated April 12, 2002 (37)
10.32	—	Ninth Amendment to Loan Agreement dated May 1, 2002 (38)
10.33	—	1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated March 29, 2002 (39)
10.34	—	2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated June 29, 2002 (40)
10.35	—	3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated July 3, 2003 (41)
10.36	—	4th Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated November 14, 2003 (42)
10.37*		5th Amendment to Subordinated Note Restructuring Agreement with the Prudential Insurance Company of America dated August 13, 2004
21.01*	—	List of subsidiaries
31.1*	¯	§302 Certification by Jerry Winchester
31.2*		§302 Certification by Kevin Johnson
32.1*		§906 Certification by Jerry Winchester
32.2*		§906 Certification by Kevin Johnson

*Filed herewith

(1)	Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.

(2)	Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.

(3)	Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.

(4)	Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.

(5)	Incorporated herein by reference to exhibit 4.1 of Form 8-K filed August 13, 1997.

(6)	Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.

(7)	Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.

(8)	Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.

(9)	Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.

(10)	Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.

(11)	Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.

(12)	Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.

(13)	Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.

(14)	Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.

(15)	Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.

(16)	Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.

(17)	Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.

(18)	Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.

(19)	Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.

(20)	Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.

(21)	Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.

(22)	Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.

(23)	Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 17, 1998.

(24)	Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 17, 1998.

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

(36)       Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.

(37)       Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.

(38)       Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.

(39)       Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed May 14, 2003.

(40)       Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed August 14, 2003.

(41)       Incorporated herein by reference to exhibit 10.35 of Form 10-Q filed November 14, 2003.

(42)       Incorporated herein by reference to exhibit 10.36 of Form 10-Q filed May 17, 2004.
(b)	Reports on Form 8-K

The Company filed an 8-K on May 14, 2004, filing its first quarter 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL
CONTROL, INC.

By:	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By:	/s/ KEVIN JOHNSON
Kevin Johnson
Principal Accounting Officer

Date: August 16, 2004

