Form 10-Q
period 2004-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2004-11-15
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

(281) 931-8884
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X ]

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 12, 2004, was 29,439,429.

1

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share amounts)

ASSETS
	September 30, 2004		December 31, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,605		$1,543
Receivables — net	5,819		13,235
Assets of discontinued operations	—		3
Prepaid expenses and other current assets	1,676		1,542
Total current assets	11,100		16,323

PROPERTY AND EQUIPMENT — net	2,869		3,301
DEFERRED TAX ASSET	98		98
OTHER ASSETS	1,066		4
Total assets	$15,133		$19,726

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$2,535		$—
Accrued interest	652		—
Accounts payable	667		746
Accrued liabilities	4,163		5,993
Liabilities of discontinued operations	56		209
Total current liabilities	8,073		6,948

LONG TERM DEBT AND NOTES PAYABLE, net of current maturities.	5,850		10,385
Accrued interest net of current portion	655		2,013

Total liabilities	14,578		19,346

COMMITMENTS AND CONTINGENCIES	—		—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 52,000 and 53,000 issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	—		—
Common stock ($.00001 par value, 125,000,000 shares authorized, 29,439,000 and 27,300,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	—		—
Additional paid-in capital	70,669		68,603
Deferred compensation Accumulated other comprehensive loss	(350 (873	) )	(270 (439	) )
Accumulated deficit	(68,891)		(67,514)
Total stockholders' equity	555		380
Total liabilities and stockholders' equity	$15,133		$19,726

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Service	$3,308	$8,051	$14,655	$20,379
Equipment sales	—	—	—	6,629
Total Revenues	3,308	8,051	14,655	27,008

COSTS OF SALES
Service	975	3,427	5,411	6,948
Equipment sales	—	—	—	3,082
Total Costs of Sales	975	3,427	5,411	10,030

Gross Margin	2,333	4,624	9,244	16,978

Operating expenses	1,770	1,738	5,033	5,489
Selling, general and administrative	1,038	689	2,706	2,160
Depreciation and amortization	279	262	780	761

OPERATING INCOME (LOSS)	(754)	1,935	725	8,568

INTEREST EXPENSE AND OTHER	309	1,272	686	2,178

INCOME (LOSS) FROM CONTINUING OPERATIONS, before income taxes	(1,063)	663	39	6,390
INCOME TAX EXPENSE	247	187	856	762

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,310)	476	(817)	5,628

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	(23)	360	(25)	375

NET INCOME (LOSS)	(1,333)	836	(842)	6,003

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS	219	107	535	1,104

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,552)	$729	$(1,377)	$4,899

Basic Earnings (Loss) per Common Share:
Continuing Operations	$(0.05)	$0.02	$(0.05)	$0.22
Discontinued Operations	$0.00	$0.01	$0.00	$0.02
Net Income (Loss)	$(0.05)	$0.03	$(0.05)	$0.24

Weighted Average Common Shares Outstanding - Basic	28,405	26,232	27,380	20,132

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$(0.05)	$0.02	$(0.05)	$0.22
Discontinued Operations	$0.00	$0.01	$0.00	$0.02
Net Income (Loss)	$(0.05)	$0.03	$(0.05)	$0.24

Weighted Average Common Shares Outstanding - Diluted	28,405	26,265	27,380	20,249

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2004
(000’s)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Deferred	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2003	53	$—	27,300	$—	$68,603	$(67,514)	$(439)	$(270)	$380
Common stock issued for services	—	—	250	—	237	—	—	—	237
Common stock options issued for services	—	—	—	—	66	—	—	—	66
Common stock issued for debt financing	—	—	1,250	—	1,088	—	—	—	1,088
Preferred stock converted	(1)	—	578	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	522	(522)	—	—	—
Warrant discount accretion	—	—	—	—	13	(13)	—	—	—
Deferred compensation	—	—	—	—	140	—	—	(140)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	60	60
Restricted stock issued	—	—	60	—	—	—	—	—	—
Net loss	—	—	—	—	—	(842)	—	—	(842)
Foreign currency translation loss	—	—	—	—	—	—	(434)	—	(434)
Comprehensive loss	—	—	—	—	—	—	—	—	(1,276)
BALANCES, September 30, 2004	52	$—	29,439	$—	$70,669	$(68,891)	$(873)	$(350)	$555

See accompanying notes to consolidated financial statements

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(842)	$6,003
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	780	761
Other non-cash charges	361	1,664
Changes in operating assets and liabilities:
Receivables	7,416	(7,881)
Restricted assets	—	69
Prepaid expenses and other current assets	(133)	(931)
Net assets/liabilities of discontinued operations	(150)	(768)
Other assets	—	—
Accounts payable and accrued liabilities	(2,615)	2,218
Net cash provided by operating activities	4,817	1,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(339)	(1,790)
Proceeds from sale of property and equipment	18	—
Net cash used in investing activities	(321)	(1,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short swing profit contribution	—	3,887
Common stock options exercised	—	663
Proceeds from short term senior debt financing	—	200
Payments of subordinated debt	(2,000)	—
Payments of short term senior debt financing	—	(950)
Payments of unsecured notes payable	—	(115)
Repayments to pledging arrangements	—	(59)
Net cash provided by (used in) financing activities	(2,000)	3,626
Impact of foreign currency on cash	(434)	(1)
Net increase in cash and cash equivalents	2,062	2,970
CASH AND CASH EQUIVALENTS, beginning of period	1,543	261
CASH AND CASH EQUIVALENTS, end of period	$3,605	$3,231

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$948	$60
Cash paid for income taxes	1,194	262
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	13	40
Deferred compensation	140	—
Common stock issued for debt modification	1,088	—
Preferred stock dividends accrued	522	1,064

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boots & Coots International Well Control, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2003, and those reports filed subsequently with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

On August 19, 2003, the Company’s stockholders voted in favor of a one for four reverse stock spit, effective October 2, 2003. All of the share numbers and per share numbers have been restated to reflect this reverse split. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to current period presentation.

B. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation granted under its long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in net income for the three and nine month period ended September 30, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation”:

	Three Months Ended			Nine Months Ended
	September 30, 2004		September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) attributable to common stockholders as reported		$(1,552)	$729	$(1,377)	$4,899
less total stock based employee compensation expense determined under fair value method for all awards, net of tax related effects		14	64	43	192
Pro forma net income (loss) attributable to common stockholders		$(1,566)	$665	$(1,420)	$4,707
Basic net income (loss) per share As reported		$(0.05)	$0.03	$(0.05)	$0.24
Pro forma		$(0.06)	$0.03	$(0.05)	$0.23
Diluted net income (loss) per share As reported	$	(0.05)	$0.03	$(0.05)	$0.24
Pro forma		$(0.06)	$0.03	$(0.05)	$0.23

C. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, andsubsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting ResearchBulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financialstatements for interim or annual periods ending on or after March 15, 2004. The Company adopted the provisions of FIN 46R effective January 1, 2004 with no material impact on the consolidated financial statements.

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

The following represents a condensed detail of assets and liabilities for discontinued operations adjusted for write-downs:

	September 30, 2004 (000’s)	December 31, 2003 (000’s)

Receivables — net	$—	$3
Total assets	$—	$3

Accounts payable	$—	$149
Accrued liabilities	56	60
Total liabilities	$56	$209

Reconciliation of change in net asset value of discontinued operations:
Balance of net liability of discontinued
operations at December 31, 2003	$(206)
Payments of liabilities	150
Balance of net liability of discontinued operations
at September 30, 2004	$(56)

E. LONG-TERM DEBT AND NOTES PAYABLE

The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with a maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

On August 13, 2004, the Company amended its facility with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’ which was defined as all cash on hand at the end of any fiscal quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company also is required to pay down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended facility. The interest rate remains at 12%.

In addition, Prudential exchanged its remaining 582 shares of Preferred E for 55,429 shares of common stock. Prudential also received 1.25 million shares of common stock valued at $1,087,000 which is reflected in the condensed consolidated balance sheet as of September 30, 2004, under the caption "Other Assets"  in exchange for its warrants to purchase 2.4 million shares of common stock (which had an exercise price of $2.50 per share) and 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G Preferred Stock.

The financial covenants under the amended facility with Prudential require the Company to maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowing to an aggregate of $3,000,000. As of September 30, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The Company could be in default on December 31, 2004, if the fourth quarter 2004 EBITDA does not meet the trailing twelve months target.

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

F. COMMITMENTS AND CONTINGENCIES

In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas.  The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. (“ERI”) by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company.  In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs’ claims against all of the defendants.  As to the remaining claims, the defendants filed motions for summary judgment.  On September 24, 2002 the court granted the defendants’ motions for summary judgment.  The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs’ claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter. The Company has filed for summary judgment in this case, but no ruling is anticipated until after the underlying lawsuit between plaintiff and Ramming is completed.

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

The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 is illustrated below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Numerator: For basic and diluted earnings per share: Net Income (loss) from continuing operations attributable to common stockholders	$(1,552)	$729	$(1,377)	$4,899
Denominator: For basic earnings per share- Weighted-average shares	28,405	26,232	7,380	20,132
Effect of dilutive securities:
Senior convertible debt	—	—	—	117
Convertible preferred stock	__	33	—	—
Stock options and warrants	—	—	—	—
Denominator: For diluted earnings per share - Weighted-average shares	28,405	26,265	27,380	20,249

The exercise price of the Company’s stock options and stock warrants varies from $0.88 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at September 30, 2004 would include: (1) 1,323,000 common shares issuable upon exercise of stock options, (2) 2,932,000 common shares issuable upon exercise of stock purchase warrants, (3) 540,000 shares of stock to be issued as compensation over a four year vesting period as earned, and (4) 87,000 common shares issuable upon conversion of convertible preferred stock. The actual number may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

H. BUSINESS SEGMENT INFORMATION

The current business segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning operations in the two business segments for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands).

	Prevention	Response	Consolidated
Three Months Ended September 30, 2004:
Net Operating Revenues	$1,947	$1,361	$3,308
Operating Income (Loss)	(332)	(422)	(754)
Identifiable Operating Assets	6,495	8,638	15,133
Capital Expenditures	101	135	236
Depreciation and Amortization	121	158	279
Interest Expense and Other	147	162	309

Three Months Ended September 30, 2003:
Net Operating Revenues	$1,742	$6,309	$8,051
Operating Income (Loss)	(77)	2,012	1,935
Identifiable Operating Assets	8,839	10,348	19,187
Capital Expenditures	20	262	282
Depreciation and Amortization	60	202	262
Interest Expense and Other	474	798	1,272

	Prevention	Response	Consolidated
Nine Months Ended September 30, 2004:
Net Operating Revenues	$6,294	$8,361	$14,655
Operating Income (Loss)	(599)	1,324	725
Identifiable Operating Assets	6,495	8,638	15,133
Capital Expenditures	145	194	339
Depreciation and Amortization	298	482	780
Interest Expense and Other	227	459	686

Nine Months Ended September 30, 2003:
Net Operating Revenues	$12,572	$14,436	$27,008
Operating Income	3,216	5,352	8,568
Identifiable Operating Assets	8,839	10,348	19,187
Capital Expenditures	833	957	1,790
Depreciation and Amortization	340	421	761
Interest Expense and Other	992	1,186	2,178

For the three month period ended September 30, 2004, the Company's revenue mix between domestic and foreign sales was domestic 49%, foreign 51%. For the nine month period ended September 30, 2004, the revenue mix was domestic 30% and foreign 70%. For the three month periods ended September 30, 2003, the Company's revenue mix between domestic and foreign sales was domestic 79%, foreign 21%. For the nine month period ended September 30, 2003, the revenue mix was domestic 70% and foreign 30%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 (Section 21E of the Exchange Act and Section 27A of the Securities Act) provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “do not anticipate,” and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

While it is not possible to identify all factors, we face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in this 10-Q, our press releases and our previous Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

Overview

The Company operates in two segments, Prevention and Response. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues and Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

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

Critical accounting policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified the accounting principles which it believes are most critical to its reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company identified its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

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

Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109, “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company’s periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months and nine months ended September 30, 2004 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Prevention	$1,947	$1,742	$6,294	$12,572
Response	1,361	6,309	8,361	14,436
	$3,308	$8,051	$14,655	$27,008
Cost of Sales
Prevention	$740	$980	$2,999	$5,016
Response	235	2,447	2,412	5,014
	$975	$3,427	$5,411	$10,030
Operating Expenses(1)
Prevention	$895	$614	$2,431	$2,995
Response	875	1,124	2,602	2,494
	$1,770	$1,738	$5,033	$5,489
Selling, General and Administrative
Expenses (2)
Prevention	$523	$165	$1,161	$1,005
Response	515	524	1,545	1,155
	$1,038	$689	$2,706	$2,160
Depreciation and Amortization (1)
Prevention	$121	$60	$298	$340
Response	158	202	482	421
	$279	$262	$780	$761
Operating Income (Loss)
Prevention	$(332)	$(77)	$(599)	$3,216
Response	(422)	2,012	1,324	5,352
	$(754)	$1,935	$725	$8,568

      _________________________________

(1)	Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.
(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003

Revenues

Prevention revenues were $1,947,000 for the quarter ended September 30, 2004, compared to $1,742,000 for the three months ended September 30, 2003, representing an increase of $205,000 (11.8%) in the current quarter. The increase during the quarter was primarily the result of increases in WELLSURE® and Venezuela revenues, partially offset by a decline in SafeGuard revenues. With the signing of the Algerian SafeGuard contract worth $23,000,000 over the next five years, the SafeGuard revenues will increase in the near future.

Response revenues were $1,361,000 for the quarter ended September 30, 2004, compared to $6,309,000 for the three months ended September 30, 2003, a decrease of $4,948,000 (78.4%) in the current year. This decrease was primarily the result of the Company acting as lead contractor in Iraq in 2003, for which it billed $4,400,000 for firefighting and engineering services in Kuwait and Iraq under the Restore Iraqi Oil (“RIO”) Program. Additionally, domestic response activity was down for the quarter.

Cost of Sales

Prevention cost of sales were $740,000 for the quarter ended September 30, 2004, compared to $980,000 for the quarter ended September 30, 2003, a decrease of $240,000 (24.5%) in the current quarter. This decrease was primarily the result of reduced subcontractor costs because of lower subcontractor rates negotiated by the Company in 2004.

Response cost of sales were $235,000 for the quarter ended September 30, 2004, compared to $2,447,000 for the quarter ended September 30, 2003, a decrease of $2,212,000 (90.4%) in the current quarter. This decrease was the result of the Company acting as lead contractor in Iraq and Kuwait under the RIO Program for the entire 2003 quarter.

Operating Expenses

Consolidated operating expenses were $1,770,000 for the quarter ended September 30, 2004, compared to $1,738,000 for the quarter ended September 30, 2003, an increase of $32,000 (1.8%) in the current quarter. The increase was a result of a normal variance in operating activity for the period.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $1,038,000 for the quarter ended September 30, 2004, compared to $689,000 for the quarter ended September 30, 2003, an increase of $349,000 (50.7%) from the prior year’s quarter. The increase was partially a result of increased legal expense related to the Prudential refinancing partially offset by reductions in lower rent expense. In addition the current quarter includes amortization of certain payroll related costs.

Depreciation

Consolidated depreciation and amortization expense was relatively consistent between the quarters ended September 30, 2004 and 2003 at $279,000 and $262,000, respectively. The 2004 period includes amortization of certain financing costs.

Interest Expense and Other Expenses (Income), Including Finance Costs

The change in interest and other expenses (income) of $963,000 for the quarter ended September 30, 2004, as compared to the prior year’s quarter is set forth in the table below (in thousands):

	For the Three Months Ended
	September 30, 2004	September 30, 2003

Financing fees	$190	$230
Reserve for contingent liabilities	—	900
Interest expense - senior debt	13	106
Interest on subordinated notes	44	83
Gain on foreign exchange	(3)	—
Settlements	75	—
Other	(10)	(47)
Total Interest and Other	$309	$1,272

Income Tax Expense

Income taxes for the quarter ended September 30, 2004 and 2003 were $247,000 and $187,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Discontinued Operations

Gain (loss) from discontinued operations were ($23,000) and $36,000 in the 2004 and 2003 quarter, respectively.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

Revenues

Prevention revenues were $6,294,000 for the nine months ended September 30, 2004, compared to $12,572,000 for the nine months ended September 30, 2003, representing a decrease of $6,278,000 (50%) in the current period. This decrease is primarily a result of a first quarter 2003 equipment sale of $6,629,000 which is somewhat offset by a continuing increase in activity in Venezuela.

Response revenues were $8,361,000 for the nine months ended September 30, 2004, compared to $14,436,000 for the nine months ended September 30, 2003, a decrease of $6,075,000 (42.1%) in the current period. This decrease was the result of the Company acting as lead contractor in Iraq in 2003, for which it billed $5,500,000 for firefighting and engineering services in Kuwait and Iraq under the RIO Program. Iraq related revenues of $2,715,000 in 2004 were not related to the RIO program. Additionally, domestic response activity also down for the 2004 period.

Cost of Sales

Prevention cost of sales were $2,999,000 for the nine months ended September 30, 2004, compared to $5,016,000 for the nine months ended September 30, 2003, a decrease of $2,017,000 (40.2%) in the current period. The decrease was a result of 2003 equipment costs related to the previously mentioned equipment sales which was partially offset by increased subcontractor cost in Venezuela SafeGuard operations in the nine month period.

Response cost of sales were $2,412,000 for the nine months ended September 30, 2004, compared to $5,014,000 for the nine months ended September 30, 2003, a decrease of $2,602,000 (51.9%) in the current period. This decrease was the result of the Company acting as lead contractor in Iraq and Kuwait in 2003 under the RIO Program for the entire second quarter in 2003 which was partially offset by an increase in travel and personnel costs related to non-RIO activity in 2004.

Operating Expenses

Consolidated operating expenses were $5,033,000 for the nine months ended September 30, 2004, compared to $5,489,000 for the nine months ended September 30, 2003, a decrease of $456,000 (8.3%) in the current period. The decrease was a result of lower additional labor, insurance and travel costs for 2004 as compared to the higher level of these expenses related to Iraq and Kuwait revenues for 2003.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $2,706,000 for the nine months ended September 30, 2004, compared to $2,160,000 for the nine months ended September 30, 2003, an increase of $546,000 (25.3%) from the prior period. Increases are from increased legal expense related to the Prudential refinancing partially offset by reductions in lower rent expense. In addition, the current period includes an amortization of certain payroll related costs.

Depreciation and Amortization

Consolidated depreciation and amortization expense was relatively consistent between the nine-month periods ended September 30, 2004 and 2003 at $780,000 and $761,000, respectively. The 2004 period includes amortization of certain financing costs.

Interest Expense and Other, Including Finance Costs

The decrease in interest and other expenses of $1,492,000 for the nine months ended September 30, 2004, as compared to the prior period is set fort in the table below:

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Reserve for continent liabilities	$—	$900
Restructuring charges	—	(67)
Financing fees	190	300
Interest expense - senior debt	60	237
KBK finance costs	—	43
Interest on subordinated notes	190	417
Gain on foreign exchange	(104)	—
Settlements	335	400
Other	15	(52)
Total Interest and Other	$686	$2,178

Income Tax Expense

Income taxes for the nine months ended September 30, 2004 and 2003 were $856,000 and $762,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At September 30, 2004, the Company had working capital of $3,027,000, including a cash balance of $3,605,000. For the nine months ended September 30, 2004, the Company’s net cash provided by operating activities was $4,817,000. The Company believes it has sufficient liquidity to meet its working capital requirements for the next twelve months.

The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical “event” whereas prevention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenue. Historically the Company has relied upon event driven services as the primary source of its operating revenues, but more recently the Company has achieved greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

During the fourth quarter of 2004, the Company entered into two international SafeGuard agreements. The Company estimates that revenues under these contracts will be approximately $23 million over the next five years. The Company has not earned any of this revenue through September 30, 2004 but anticipates some fourth quarter 2004 revenues and a full year of these revenues in 2005.

On September 30, 2004, the Company had $893,000 cash and $2,179,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $434,000 during the first nine months of 2004 to reflect the devaluation of the Bolivar. Venezuela has also been added to the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. If this problem persists it could have a negative impact on the Company’s liquidity. The Company is monitoring the situation closely and is actively pursuing methods to repatriate cash to the United States. The Company has renegotiated contract terms with one major customer so that the majority of future invoice payments are anticipated to be in U.S. Dollars.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 6 years
Long and short term debt and notes payable	$8,385	$2,535	$4,350	1,500	—
Future minimum leasepayments	$60	$12	$36	$12	—
Total Commitments	$8,445	$2,547	$4,386	$1,512	—

Credit Facilities/Capital Resources

The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with a maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

On August 13, 2004, the Company amended its facility with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’ which was defined as all cash on hand at the end of any fiscal quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company also is required to pay down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended facility. The interest rate remains at 12%.

In addition, Prudential exchanged its remaining 582 shares of Preferred E for 55,429 shares of common stock. Prudential also received 1.25 million shares of common stock valued at $1,087,000 which is reflected in the condensed consolidated balance sheet as of September 30, 2004, under the caption " Other Assets" in exchange for its warrants to purchase 2.4 million shares of common stock (which had an exercise price of $2.50 per share) and 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G Preferred Stock.

The financial covenants under the amended facility with Prudential require the Company to maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowing to an aggregate of $3,000.000. As of September 30, 2004 and the date hereof, the Company was in compliance with all of its loan agreements. The Company could be in default on December 31, 2004, if the fourth quarter 2004 EBITDA does not meet the trailing twelve months target.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company’s earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical 10% increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more severe than the hypothetical 10% increase.

The Company estimates that if prevailing market interest rates had been 10% higher during the three months ended September 30, 2004 and September 30, 2003, and all other factors affecting the Company’s debt remained the same, pretax earnings would have been lower by approximately $10,000 and $11,000, respectively. With respect to the fair value of the Company’s fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended September 30, 2004 and 2003 and all other factors affecting the Company’s debt remained the same, the fair value of the Company’s fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $20,000 and $34,000, respectively. Given the composition of the Company’s debt structure, the Company does not, for the most part, actively manage its interest rate risk.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. The current political and economic climate in Venezuela negatively affects the Company’s ability to change local currencies into U.S. dollars. At September 30, 2004, the Company had a $893,000 cash exposure and a $2,179,000 accounts receivable exposure which will most likely be collected in local Venezuelan currency. The Company is monitoring the situation closely and is actively pursuing methods to repatriate cash to the United States. The Company has renegotiated contract terms with one major customer so that the majority of future invoice payments are anticipated to be in U.S. Dollars.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on their evaluation, our chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In September 1999, a lawsuit styled Jerry Don Calicutt, Jr., et al., v. Larry H. Ramming, et al., was filed against the Company, certain of its subsidiaries, Larry H. Ramming, Charles Phillips, certain other employees of the Company, and several entities affiliated with Larry H. Ramming in the 269th Judicial District Court, Harris County, Texas.  The plaintiffs alleged various causes of action, including fraud, breach of contract, breach of fiduciary duty and other intentional misconduct relating to the acquisition of stock of a corporation by the name of Emergency Resources International, Inc. (“ERI”) by a corporation affiliated with Larry H. Ramming and the circumstances relating to the founding of the Company.  In July 2002, the Company agreed to pay $500,000 in cash in four installments, the last installment being due in January 2003, in partial settlement of the plaintiffs’ claims against all of the defendants.  As to the remaining claims, the defendants filed motions for summary judgment.  On September 24, 2002 the court granted the defendants’ motions for summary judgment.  The Company had defaulted on the settlement after paying one installment of $100,000 but has since resettled the case on behalf of all Boots & Coots entities and all employees of the Company by paying the remaining unpaid $400,000 in March 2003 in exchange for full and final release by all plaintiffs from any and all claims related to the subject of the case. On September 24, 2003, Defendants Larry H. Ramming, Buckingham Funding Corporation and Buckingham Capital Corporation filed a Cross-Claim for Indemnification against the Company and its subsidiary, IWC Services, Inc., alleging that the Company and IWC Services, Inc. owed indemnification to said Defendants for the Plaintiffs’ claims that still remain against said Defendants. The Company denies any indemnification obligation and intends to vigorously defend the matter. The Company has filed for summary judgment in this case, but no ruling is anticipated until after the underlying lawsuit between plaintiff and Ramming is completed.

The Company is involved in or threatened with various other legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2004, the Company issued 1,250,000 shares of common stock to the Prudential Insurance Company of America upon the exchange of all of the remaining warrants originally issued in connection with the Prudential Loan agreement as well as 55,429 shares in exchange for Prudential’s remaining 582 shares of the Company’s Series E Convertible Preferred Stock, 254,362 shares of common stock to pay accrued and unpaid dividends owed on Prudential’s Series E Convertible Preferred Stock and 269,844 shares of common stock to pay accrued and unpaid dividends owed on Prudential’s Series G Convertible Preferred Stock. These issuances were exempt recapitalizations under the Securities Act of 1933.

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

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
The Prudential Insurance Company of America and certain
stockholders of Boots & Coots International Well Control,
Inc.(21)
10.10	—	Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America (22)
10.11	—	Loan Agreement dated October 28, 1998, between Boots &
Coots International Well Control, Inc. and Comerica
Bank — Texas(23)
10.12	—	Security Agreement dated October 28, 1998, between
Boots & Coots International Well Control, Inc. and Comerica
Bank — Texas(24)
10.13	—	Executive Employment Agreement of Jerry Winchester (25)
10.14	—	Open
10.15	—	Office Lease for 777 Post Oak(26)
10.16	—	Open
10.17	—	Open

Exhibit No.		Document
10.18	—	Third Amendment to Loan Agreement dated April 21, 2000 (27)
10.19	—	Fourth Amendment to Loan Agreement dated May 31, 2000(28)
10.20	—	Fifth Amendment to Loan Agreement dated May 31, 2000(29)
10.21	—	Sixth Amendment to Loan Agreement dated June 15, 2000(30)
10.22	—	Seventh Amendment to Loan Agreement dated December 29, 2000(31)
10.23	—	Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated December 28, 2000 (32)
10.25	—	Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton Energy Services, Inc. (33)
10.27	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (34)
10.28	—	Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (35)
	—	Open
10.30	—	2000 Long Term Incentive Plan (36)
10.31	—	Eighth Amendment to Loan Agreement dated April 12, 2002 (37)
10.32	—	Ninth Amendment to Loan Agreement dated May 1, 2002 (38)
10.33	—	1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated March 29, 2002 (39)
10.34	—	2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated June 29, 2002 (40)
10.35	—	3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated July 3, 2003 (41)
10.36	—	4th Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated November 14, 2003 (42)
10.37	—	5th Amendment to Subordinated Note Restructuring Agreement with the Prudential Insurance Company of America dated August 13, 2004 (43)
10.38	—	Consulting Agreement with Kirk Krist (44)
10.39	—	Non Employee Stock Option Plan (45)
10.40	—	2004 Long Term Incentive Plan (46)
21.01	—	List of subsidiaries (47)
31.1*	—	§302 Certification by Jerry Winchester
31.2*	—	§302 Certification by Kevin Johnson
32.1*	—	§906 Certification by Jerry Winchester
32.2*	—	§906 Certification by Kevin Johnson

*Filed herewith

(1)	Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.
(2)	Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.
(3)	Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.
(4)	Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.
(5)	Incorporated herein by reference to exhibit 4.1 of Form 8-K filed August 13, 1997.
(6)	Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.
(7)	Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.
(8)	Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.
(9)	Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.
(10)	Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.
(11)	Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.
(12)	Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.
(13)	Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.

(14)	Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.
(15)	Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997.
(16)	Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.
(17)	Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.
(18)	Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.
(19)	Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.
(20)	Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.
(21)	Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.
(22)	Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998.
(23)	Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 17, 1998.
(24)	Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 17, 1998.
(25)	Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.
(26)	Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.
(27)	Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.
(28)	Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.
(29)	Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.
(30)	Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.
(31)	Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.
(32)	Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.
(33)	Incorporated herein by reference to exhibit 10.42 of Form 10-K filed July 17, 2000.
(34)	Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.
(35)	Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.
(36)	Incorporated herein by reference to exhibit 4.1 of Form S-8 filed April 30, 2001.
(37)	Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.
(38)	Incorporated herein by reference to exhibit 10.32 of Form 10-Q filed November 14, 2002.
(39)	Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed May 14, 2003.
(40)	Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed August 14, 2003.
(41)	Incorporated herein by reference to exhibit 10.35 of Form 10-Q filed November 14, 2003.
(42)	Incorporated herein by reference to exhibit 10.36 of Form 10-Q filed May 17, 2004.
(43)	Incorporated herein by reference to exhibit 10.37 of Form 10-Q filed August 16, 2004.
(44)	Incorporated herein by reference to exhibit 10.10 of Form 8-K filed August 24, 2004.
(45)	Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.
(46)	Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.
(47)	Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed August 16, 2004

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL
CONTROL, INC.

By: /s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By: /s/ KEVIN JOHNSON
Kevin Johnson
Principal Accounting Officer

Date: November 15, 2004

