Form 10-K
period 2004-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2005-03-31
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
_________________
Form 10-K
___________________
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13817
__________________

Boots & Coots
International Well Control, Inc.
(Name of Registrant as specified in Its Charter)

Delaware	11-2908692
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

11615 N. Houston Rosslyn	77086
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

281-931-8884
(Issuer's Telephone Number, Including Area Code)
____________________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule (2b-2)) ☐.

The aggregate market value of Common stock held by non-affiliates as of June 30, 2004 was $34,088,746.

The number of shares of the issuer's common stock outstanding on March 29, 2005 was 29,439,429.

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2004

This Annual Report on Form 10-K and the documents referred to herein contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors and, as a consequence, actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

PART I

Item 1.	Description of Business

General

Boots & Coots International Well Control, Inc., Houston, Texas, (the “Company”) provides a suite of integrated oilfield services centered on the prevention, emergency response and restoration of blowouts and well fires around the world. Boots & Coots' proprietary risk management program, WELLSURE®, combines traditional well control insurance with post-event response as well as preventative services, giving oil and gas operators and insurance underwriters a medium for effective management of well control insurance policies. The company’s SafeGuard program, developed for international producers and operators sponsored by Boots & Coots, provides dedicated emergency response and risk management services including risk assessment, prevention, loss mitigation, contingency planning and continuous training and education in all aspects of critical well management. The Company also provides the same services on a discrete basis to its customers world-wide.

Recent Developments

Financial Improvements.

Debt Restructuring: On August 13, 2004, the Company amended its loan agreement with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’, which was defined as all cash on hand at the end of any fiscal quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company also paid down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended agreement. The interest rate remains at 12%. In connection with the Company’s amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred for 55,429 shares of common stock and surrendered its warrants to purchase 2.4 million shares of common stock, and the Company issued to Prudential 1.25 million shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred Stock.

The financial covenants under the amended agreement with Prudential require that the Company maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowings to an aggregate of $3,000.000. As of December 31, 2004, the Company was not in compliance with certain of these covenants under the loan agreement. The Company received a waiver through March 31, 2005, at which time management believes the Company will attain covenant compliance and remain in compliance at least through the end of 2005.

SafeGuard Algeria. On November 9, 2004, the Company announced that it had significantly expanded its scope of services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion which we expect to realize during the first three years of the agreement. Under the terms of both SafeGuard contracts, Boots & Coots will provide training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005.

Northern Iraq Oil Co. During the second and fourth quarters of 2004, the Company contracted directly with the Northern Iraq Oil Company to extinguish fires and control blow outs resulting from insurgent activities. The response work under this contract continued into the first quarter of 2005. The impact of these events during 2004 is presented in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

History of the Company

The Company was incorporated in Delaware in April 1988, remaining largely inactive until acquiring IWC Services, Inc., a Texas corporation on July 29, 1997. IWC Services was a global-response oil and gas well control service company that specialized in responding to and controlling oil and gas well emergencies, including blowouts and well fires. In addition, IWC Services provided snubbing and other non-critical well control services. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company.

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

In September 1997, the Company acquired Abasco, Inc., a manufacturer of oil and chemical spill containment equipment and products. In January 1998, the Company acquired International Tool and Supply Corporation, a materials and equipment procurement, transportation and logistics company. In February 1998, the Company acquired Code 3, Inc., a provider of containment and remediation services in hazardous materials and oil spills. In July 1998, the Company acquired Baylor Company, a manufacturer of industrial products for the drilling, marine and power generation industries. In November 1998, Code 3, Inc., then known as “Special Services”, acquired HAZ-TECH Environmental Services, Inc., a provider of hazardous material and waste management and related services. As a result of ongoing operating losses, the Company discontinued the operations of Abasco and Special Services, and sold the Baylor Company. International Tool and Supply Corporation ceased operations and filed for bankruptcy in April 2000.

Coinciding with Operation Iraqi Freedom in 2003, the Company began working on the Restore Iraqi Oil project in southern Iraq as a subcontractor to Halliburton Energy Services. The Company was the sole provider of blow out control and well restoration services in the country. The significant revenue and profit generated as a result of this work enabled the Company to resolve many of its outstanding obligations and liabilities as well as make significant strides in simplifying its capital structure. With these burdens removed, the Company was able to focus its energy on business development initiatives related to non-event services. As a result, the Company has successfully expanded its SafeGuard operations into North Africa, India and the Caspian Sea region. The Company remains the leader in oil well firefighting and blowout control and is a pioneer of the prevention and risk management service markets.

Halliburton Alliance. The Company conducts a portion of its business in a global strategic alliance with the Halliburton Energy Services division of Halliburton Company. The alliance operates under the name “WELLCALLSM” and draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, fire fighting, relief and directional well planning, and other specialized services.

Business Strategy. The well control response services business is a finite market with services dependent upon the occurrence of blowouts which cannot be reasonably predicted. Accordingly, the Company intends to build upon its demonstrated strengths in risk management while endeavoring to increase predictable revenues from its pre-event and engineering services and non-critical event services. As a result of historical operating losses, the Company had been forced to operate with a minimum of working capital. As a result, the Company curtailed its business expansion program and was unable to aggressively pursue growth in its prevention services segment. As its finances have improved, the Company has acted aggressively to develop the new prevention markets through business development, its insurance programs and geographic expansion programs.

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

Executive Offices. The Company’s principal executive office is located at 11615 N. Houston-Rosslyn, Houston, Texas, 77086.

The Emergency Response Segment of the Oil and Gas Service Industry

History. The emergency response segment of the oil and gas services industry traces its roots to the late 1930’s when Myron Kinley organized the Kinley Company, the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley took on an assistant named Red Adair who learned the firefighting business under Mr. Kinley’s supervision and remained with the Kinley Company until Mr. Kinley’s retirement. When Mr. Kinley retired in the late 1950’s, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Matthews and Raymond Henry as members of his professional firefighting staff. Mr. Adair later added Richard Hatteberg, Danny Clayton, Mike Foreman and Juan Moran to his staff, and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Matthews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots, an independent firefighting, snubbing and blowout control company.

Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of companies have dominated the market. As a result, if an operator in West Africa, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston that would take the following steps:

•	Immediately dispatch a control team to the well location to assess the damage, supervise debris removal, local equipment mobilization and site preparation;

•	Gather and analyze the available data, including drilling history, geology, availability of support equipment, personnel, water supplies and ancillary firefighting resources;

•	Develop or implement a detailed fire suppression and well-control plan;

•	Mobilize additional well-control and firefighting equipment in Houston;

•	Transport equipment by air freight from Houston to the blowout location;

•	Extinguish the fire and bring the well under control; and

•	Transport the control team and equipment back to Houston.

On a typical blowout, debris removal, fire suppression and well control can require several weeks of intense effort and consume millions of dollars, including several hundred thousand dollars in air freight costs alone.

The 1990’s were a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving the Company’s senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are the Company, Wild Well Control, Inc., and Cudd Pressure Control, Inc.

Trends. In the domestic United States and Gulf Coast regions, the increased recognition of the importance of risk management services, training and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, both major and independent oil producers are coming to the Company for proactive preparedness and incident prevention programs. These requests, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills, are expanding the market for the Company’s engineering unit. Underwriting syndicates continue to seek firm renewal rates and higher quality risks in the “Control of Well” segment of the energy insurance market. The Company believes these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE®, a proprietary insurance program in which the Company is the provider of both pre-event and loss management services.

In the international markets, there national oil and gas companies and large international operator are becoming aware of the risks associated with older poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risk from fields positioned in high population areas. This awareness is leading to an increased demand for comprehensive risk management services to assess the magnitude of exposure, prevent catastrophic failures and mitigate the damage in the event a loss occurs. The Company has proven its ability to provide these risk management services in the form of training, risk analyses, contingency planning, audit programs and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. These services are typical of those provided under the Company’s SafeGuard programs in Algeria and Venezuela.

Volatility of Firefighting Revenues. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond the control of the Company, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, the Company expects to experience large fluctuations in its revenues from oil and gas well firefighting and blowout control services reported under its Response segment. The Company’s initiatives to generate a predictable non-event revenue stream by expanding its scope of Prevention services with engineering, SafeGuard and WELLSURE capabilities and its strategy to acquire complementary businesses are designed to broaden its product and service offerings and mitigate the revenue and earnings volatility associated with its oil and gas well firefighting and blowout control services. Despite growth in the Prevention segment, the Company is still susceptible to this volatility. Accordingly, the Company expects that its revenues and operating performance may vary considerably from year to year in the future.

The Company’s principal products and services for its two business segments include:

Prevention

SafeGuard. A program designed for national oil and gas companies and large international operators that combine the Company’s technical resources and response capabilities to assess and mitigate well control risks and manage loss during and after a well control event. A typical program outline provides for risk assessment related to the client’s internal planning processes, personnel, property and facilities, Prevention services include training, well plan review and intervention planning and the development of comprehensive audit and inspection programs. In order to mitigate a potential loss, the client typically will purchase fire fighting and blow out control equipment from Boots and Coots. Boots and Coots provides response personnel “in country” to maintain the equipment and provide initial response capability in the early stages of a well control event. The Company will also provide “post event” services including project management and engineering as well as health, safety and environmental services.

WELLSURE® Program. The Company and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration production companies, through retail insurance brokers, a program known as “WELLSURE®,” which combines traditional well control and blowout insurance with the Company’s post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE® has been arranged with leading London insurance underwriters. WELLSURE® program participants are provided with the full benefit of having the Company as a safety and prevention partner. The Company generates service fees based upon the scope of prevention activity required.

Engineering Services. With greater engineering capabilities than its competitors, the Company provides pre-event engineering services that include consultation, well planning, dynamic kill modeling and intervention planning.

Firefighting Equipment Sales and Service. This service line involves the sale of complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services.

Specialized Drilling Engineering. The Company has a highly specialized in-house engineering staff which provides engineering services, including planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of the drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures; and mechanical and computer aided designs for well control equipment.

Inspections. A cornerstone of the Company’s strategy of providing preventive well control services involves on-site inspection services for drilling and work over rigs, drilling and production platforms, and field production facilities. These inspection services are provided by the Company and are also offered as a standard option in Halliburton’s field service programs.

Training. The Company provides specialized training in well control procedures for drilling, exploration and production personnel for both U.S. and international operators. Additionally, the Company provides competency programs, blowout drills and evaluations as well as incident command training.

Response

Well Control. This service segment is divided into two distinct levels: “Critical Event” response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred; “Non-critical Event” response, on the other hand, is intended for the more common sub-surface operating problems that do not involve escaping hydrocarbons.

Critical Events. Critical Events frequently result in explosive fires, loss of life, destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of the Company’s Critical Event work. Critical Events of catastrophic proportions can result in significant revenues to the Company in the year of the incident. The Company’s professional firefighting staff has over 300 years of aggregate industry experience in responding to Critical Events, oil well fires and blowouts.

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

WELLSURE® Program. The Company and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration production companies, through retail insurance brokers, a program known as “WELLSURE®,” which combines traditional well control and blowout insurance with the Company’s post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE® has been arranged with leading London insurance underwriters. In the event of well blowouts, the Company serves as the emergency response service provider, as well as project manager for control and restoration of wells covered under the program.

Dependence upon Customers

The Company has historically not been materially dependent upon a single or a few customers, The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over. While prevention services in general are generated from a base of several hundred customers, a significant portion of the total revenue is generated by eight to ten international clients.

Halliburton Alliance

In response to ongoing changes in the emergency response segment of the oil and gas service industry, the Company entered into a global strategic alliance in 1995 with Halliburton Energy Services. Halliburton is widely recognized as an industry leader in the pumping, cementing, snubbing, production enhancement, coiled tubing and related services segment of the oil field services industry. This alliance, WELLCALLSM, draws on the expertise and abilities of both companies to offer a total well control solution for oil and gas producers worldwide. The Halliburton Alliance provides a complete range of well control services including pre-event troubleshooting and contingency planning, snubbing, pumping, blowout control, debris removal, firefighting, relief and directional well planning and other specialized services.

As a result of the Halliburton Alliance, the Company is directly involved in Halliburton’s well control projects that require firefighting and Risk Management expertise, Halliburton is a primary service vendor to the Company and the Company has exclusive rights to use certain firefighting technologies developed by Halliburton. The Halliburton Alliance also gives the Company access to Halliburton’s facilities world wide as well as global communications, credit and currency management systems, capabilities that could prove invaluable in connection with the Company’s international operations.

The agreement documenting the alliance between the Company and Halliburton (the “Alliance Agreement”) provides that it will remain in effect for an indefinite period of time and can be terminated prior to September 15, 2005, only for cause, or by mutual agreement between the parties. Under the Alliance Agreement, cause for termination was limited to (i) a fundamental breach of the Alliance Agreement, (ii) a change in the business circumstances of either party, (iii) the failure of the Alliance to generate economically viable business, or (iv) the failure of either party to engage in good faith dealing. On April 15, 1999, in connection with a $5,000,000 purchase by Halliburton of the Company’s Series A Cumulative Senior Preferred Stock, the Company and Halliburton entered into an expanded Alliance Agreement. The Company considers its relationship with Halliburton to be good and strives to maintain open communication with its Alliance partner, however, there can be no assurance that the Alliance Agreement with Halliburton will continue indefinitely. We do not believe that the termination of the Alliance Agreement would have a material adverse effect on the Company’s future operating performance.

Regulation

The operations of the Company are affected by numerous federal, state, and local laws and regulations relating, among other things, to workplace health and safety and the protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current laws and regulations is likely to have a material adverse effect on the Company’s business or financial statements. Nevertheless, the Company is obligated to exercise prudent judgment and reasonable care at all times and the failure to do so could result in liability under any number of laws and regulations.

Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies hereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company’s insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to companies in the industry. To date, the Company has not been subject to any fines or penalties for violations of governmental or environmental regulations and has not incurred material capital expenditures to comply with environmental regulations.

Research and Development

The Company is not directly involved in activities that will require the expenditure of substantial sums on research and development. The Company does, however, as a result of the Halliburton Alliance, benefit from the ongoing research and development activities of Halliburton to the extent that new Halliburton technologies are or may be useful in connection with the Company’s business.

Competition

The emergency response segment of the oil and gas services business is a dynamic market in which new technical developments could afford a service company a significant advantage. The Company believes that its SafeGuard expansion strategy along with the WELLSURE® program have strengthened its competitive position in the industry by expanding both the scope of services that the Company offers to its customers as well as its geographic presence. An additional competitive advantage is derived from the geographic network and communications facilities afforded under the Halliburton Alliance. However, the Company’s ability to compete depends upon, among other factors, continued success in generating a sufficient level of profitable non-event related revenue to adequately sustain its operations during periods of low response activity. Competition from other emergency response companies, some of which may have greater financial resources than the Company, is intense and is expected to remain aggressive. The Company’s competitors may also succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by the Company or that render the Company’s techniques, products and services obsolete or noncompetitive. The Company’s competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder the Company’s ability to develop, produce or sell competitive products or the specialized equipment used in its business.

Employees

As of March 29, 2005, the Company and its operating subsidiaries collectively had 59 full-time employees, and 7 part-time personnel, who are available as needed for emergency response projects. In addition, the Company has several part-time consultants and also employs part-time contract personnel who remain on-call for certain emergency response projects. The Company is not subject to any collective bargaining agreements and considers its relations with its employees, consultants and contract personnel to be good.

Operating Hazards; Liability Insurance Coverage

The Company’s operations involve ultra-hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in the Company being named a defendant in lawsuits asserting large claims. The Company may be held liable in certain circumstances, including if it fails to exercise reasonable care in connection with its activities, and it may also be liable for injuries to its agents, employees and contractors who are acting within the course and scope of their duties. The Company and its subsidiaries currently maintain liability insurance coverage with aggregate policy limits which are believed to be adequate for their respective operations. However, it is generally considered economically unfeasible in the oil and gas service industry to maintain insurance sufficient to cover large claims. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. No assurance can be given that the Company will not be subject to future claims in excess of the amount of insurance coverage which the Company deems appropriate and feasible to maintain.

Reliance upon Officers, Directors and Employees

The Company’s emergency response services require highly specialized skills. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, the Company is highly dependent upon the personal efforts and abilities of its employees. In seeking qualified personnel, the Company may be required to compete with companies having greater financial and other resources than the Company. The future success of the Company will be dependent upon its ability to attract and retain qualified personnel, and the inability to do so, or the loss of personnel, could have a material adverse impact on the Company’s business.

Contractual Obligations to Customers; Indemnification

The Company customarily enters into service contracts which contain provisions that hold the Company liable for various losses or liabilities incurred by the customer in connection with the activities of the Company, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in the Company’s possession or control. The Company may be responsible for any such losses or liabilities caused by contractors retained by the Company in connection with the provision of its services. In addition, such contracts generally require the Company, its employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations. In the case of emergency response services, the Company frequently enters into agreements with customers which limit the Company’s exposure to liability and/or require the customer to indemnify the Company for losses or liabilities incurred by the Company in connection with such services, except in the case of gross negligence or willful misconduct by the Company. There can be no assurance, however, that such contractual provisions limiting the liability of the Company will be enforceable in whole or in part under applicable law.

Item 2.	Description of Properties.

The Company owns a facility in northwest Houston, Texas, at 11615 N. Houston-Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. Additionally, the Company has leased office and equipment storage facilities in Houston and Venezuela. The future commitments on these additional leases are immaterial. The Company believes that these facilities will be adequate for its anticipated needs.

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

No matters were submitted to the shareholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the AMEX under the symbol “WEL.” The following table sets forth the high and low sales prices per share of the common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

High and Low Sales Prices
	2004		2003
	High	Low	High	Low
First Quarter	$1.65	$1.24	$8.40	$0.48
Second Quarter	1.67	1.14	3.20	0.96
Third Quarter	1.21	0.75	1.72	1.16
Fourth Quarter	0.96	0.56	1.61	1.10

On March 29, 2005 the last reported sale price of the common stock as reported on AMEX was $1.05 per share.

As of March 29, 2005, the Company's common stock was held by approximately 11,900 holders of record. The Company estimates that it has a larger number of beneficial stockholders as much of its common stock is held by broker-dealers in street name for their customers.

The Company has not paid any cash dividends on its common stock to date. The Company's current policy is to retain earnings, if any, to provide funds for the operation and expansion of its business. The Company's credit facilities currently prohibit paying cash dividends. In addition, the Company is prohibited from paying cash dividends on its common stock before full dividends, including cumulative dividends, are paid to holders of the Company’s preferred stock.

SALES OF UNREGISTERED SECURITIES

On July 20, 2004, 100,000 shares were issued to an individual in exchange for legal services of equal value provided to the Company. The transaction was a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and current security holder of the Company.

Item 6.	Selected Financial Data

The following table sets forth certain historical financial data of the Company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 which has been derived from the Company’s audited consolidated financial statements. The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$24,175	$35,935	$14,102	$16,938	$10,813
Operating income (loss)	1,066	10,234	(1,539)	4,407	(3,363)
Income (loss) from continuing operations before extraordinary item	(290)	6,609	(2,525)	3,687	(8,820)
Income (loss) from discontinued operations, net of income taxes	42	482	(6,179)	(2,359)	(12,368)
Gain (loss) from sale of discontinued operations, net of income taxes	—	—	(476)	—	(2,555)
Net income (loss) before extraordinary item	(248)	7,091	(9,180)	1,328	(23,743)
Extraordinary item —gain on debt extinguishment	—	—	—	—	2,444
Net income (loss)	(248)	7,091	(9,180)	1,328	(21,299)
Net income (loss) attributable to common stockholders	(996)	5,868	(12,292)	(1,596)	(22,216)
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.04)	$0.25	$(0.53)	$0.08	$(1.15)
Discontinued operations	$—	$0.02	$(0.61)	$(0.24)	$(1.77)
Extraordinary item	$—	$—	$—	$—	$0.29
Net income (loss)	$(0.04)	$0.27	$(1.14)	$(0.16)	$(2.63)
Weighted average common shares outstanding -Basic	28,142	21,878	10,828	10,018	8,452

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.04)	$0.24	$(0.53)	$0.08	$(1.15)
Discontinued operations	$—	$0.02	$(0.61)	$(0.24)	$(1.77)
Extraordinary item	$—	$—	$—	$—	$0.29
Net income (loss)	$(0.04)	$0.26	$(1.14)	$(0.16)	$(2.63)
Weighted average common shares outstanding - Diluted	28,142	22,218	10,828	10,018	8,452

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA:
Total assets (1)	$18,393	$19,726	$7,036	$17,754	$18,126
Long-term debt and notes payable, including current maturities (3)	7,680	12,398	15,000	13,545	12,620
Working capital (deficit) (2) (3)	2,553	9,375	(16,994)	3,285	93
Stockholders' equity (deficit) (3)	1,180	380	(13,988)	(4,431)	(6,396)
Common shares outstanding	29,439	27,300	11,216	10,361	7,991

(1)	The reductions in total assets from 2001 to 2002 is a result of the sale of the assets of Special Services and Abasco related to discontinued operations. (See Note D “Discontinued Operations”).
(2)
Working capital is the dollar amount of current assets less current liabilities. The change in working capital from 2001 to 2002 is primarily due to the classification of long term debt as current due to failing certain debt covenants.

(3)
The change in working capital from 2002 - 2003 is a result of increased business activities in 2003 which resulted in higher levels of cash and receivables and payments on long term debt and reclassifying subordinated debt from current to long term debt. The change in equity from 2002-2003 is a result of net income in 2003, a short swing profit contribution and various issuances of common stock. The improvement in long term debt and notes payable including current maturities and working capital from 2003 to 2004 is a result of restructuring the Company’s obligations with Prudential in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in the Company’s periodic reports previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Summary consolidated operating results for the fiscal years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$24,175	$35,935	$14,102
Costs and expenses:
Cost of sales	11,929	13,448	5,809
Operating expenses	6,921	8,253	5,893
Selling, general and administrative	3,370	3,004	2,737
Depreciation and amortization	889	996	1,202
Operating income (loss)	1,066	10,234	(1,539)
Interest expense and other (income), net	864	2,286	443
Income tax expense	492	1,339	543
Income (loss) from continuing operations before extraordinary item	(290)	6,609	(2,525)
Income (loss) from discontinued operations, net of income taxes	42	482	(6,179)
Loss from sale of discontinued operations net of income tax	—	—	(476)
Net income (loss)	(248)	7,091	(9,180)
Stock and warrant accretions	(13)	(53)	(53)
Preferred dividends accrued	(735)	(1,170)	(3,059)
Net income (loss) attributable to common stockholders	$(996)	$5,868	$(12,292)

On June 30, 2002, the Company redefined the segments that it operates in as a result of the discontinuation of the Abasco and Special Services business operations. These operations are presented as discontinued operations in the consolidated financial statements and therefore are excluded from the segment information for all periods. The current segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

While Cost of Sales expenses are variable based upon the type of revenue generated, most of the Company’s operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. During periods of extremely high response activity, the Company will utilize third party consultants to support its response staff and costs of sales will rise more significantly. In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company is actively seeking to expand its non-event services. These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. These services include training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and service fees in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response even.

The Response segment consists of personnel and equipment services provided during an emergency, such as a critical well event. The services provided are designed to minimize response time and damage while maximizing safety. Response revenues typically provide high gross profit margins.

Information concerning operations in different business segments for the years ended December 31, 2004, 2003 and 2002 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Prevention	$8,050	$16,159	$7,666
Response	16,125	19,776	6,436
	$24,175	$35,935	$14,102
Cost of Sales
Prevention	$4,216	$6,426	$2,746
Response	7,713	7,022	3,063
	$11,929	$13,448	$5,809
Operating Expenses (1)
Prevention	$2,676	$4,228	$3,547
Response	4,245	4,025	2,346
	$6,921	$8,253	$5,893
Selling, General and Administrative (2)
Prevention	$1,122	$1,351	$1,488
Response	2,248	1,653	1,249
	$3,370	$3,004	$2,737
Depreciation and Amortization (1)
Prevention	$261	$423	$617
Response	628	573	585
	$889	$996	$1,202
Operating Income (Loss)
Prevention	$(225)	3,731	$(732)
Response	1,291	6,503	(807)
	$1,066	$10,234	$(1,539)

(1)
Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Year ended December 31, 2004 with the Year ended December 31, 2003

Revenues

Prevention revenues were $8,050,000 for the year ended December 31, 2004, compared to $16,159,000 for the year ended December 31, 2003, representing a decrease of $8,109,000 (50.2%) in the current year. This decrease is primarily a result of a first quarter 2003 equipment sale of $6,629,000 and a reduction in engineering services and SafeGuard services in 2004. The reduction in non-event engineering revenue is a result engineering resources being deployed in response services in Iraq and the reduction in SafeGuard services is a result of the first Algerian SafeGuard contract terminating at the end of 2003.

Response revenues were $16,125,000 for the year ended December 31, 2004, compared to $19,776,000 for the year ended December 31, 2003, a decrease of $3,651,000 (18.5%) in the current year. This decrease was the result of the Company acting as lead contractor in Iraq in 2003, for which it billed $14,755,000 for firefighting and engineering services in Iraq under the Restore Iraq Oil Program. Iraq related revenues, not related to the RIO program, were $6,580,000 in 2004, including $4,040,000 the Company received to reimburse certain third party security related expenses incurred and are required to report as revenue under Generally Accepted Accounting Principals. Excluding these amounts, response revenue would have been $12,085,000 for the year ended December 31, 2004.

Cost of Sales

Prevention cost of sales were $4,216,000 for the year ended December 31, 2004, compared to $6,426,000 for the year ended December 31, 2003, a decrease of $2,210,000 (34.4%) in the current year. The decrease was a result of 2003 equipment costs related to the previously mentioned equipment sales, partially offset by increased subcontractor costs in Venezuela SafeGuard operations in 2004.

Response cost of sales were $7,713,000 for the year ended December 31, 2004, compared to $7,022,000 for the year ended December 31, 2003, an increase of $691,000 (9.8%) in the current year. This increase was the result $4,040,000 of third party security related costs in 2004 offset by higher activity in the prior year. Under Generally Accepted Accounting Principles, the Company is required to recognize the revenue associated with the reimbursement of these expenses. Excluding these costs, response cost of sales would have been $3,673,000 for the year ended December 31, 2004.

Operating Expenses

Consolidated operating expenses were $6,921,000 for the year ended December 31, 2004, compared to $8,253,000 for the year ended December 31, 2003, a decrease of $1,332,000 (16.1%) in the current year. The decrease was a result of lower additional labor, insurance and travel costs for 2004 as compared to the higher level of these expenses related to Iraq revenues for 2003.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $3,370,000 for the year ended December 31, 2004, compared to $3,004,000 for the year ended December 31, 2003, an increase of $366,000 (12.2%) from the prior year. Increases are from increased legal expense related to the Prudential refinancing partially offset by reductions in rent expense. In addition, the current year includes an amortization of certain payroll related costs.

Depreciation and Amortization

Consolidated depreciation and amortization expense was relatively consistent between the years ended 2004 and 2003.

Interest Expense and Other Expenses (Income), Including Finance Costs

The reduction in interest and other expenses (income) of $1,422,000 for the year ended December 31, 2004, as compared to the prior year is set forth in the table below:

	For the Years Ended
	December 31, 2004	December 31, 2003
	(in thousands)
Reserve for contingent liabilities	—	900
Restructuring charges	190	(67)
Financing fees	—	332
Interest expense - senior debt	74	262
Interest on subordinated notes	330	479
Interest (Income)	(25)	—
Loss (Gain) on Foreign Exchange	(94)	—
Other	85	(20)
Settlements	304	400
Total Interest and Other	$864	$2,286

Income Tax Expense

Income taxes for the year ended December 31, 2004 and 2003 were $492,000 and $1,339,000, respectively, and are a result of comparative taxable income in the Company’s foreign operations and changes in the foreign tax laws.

Discontinued Operations

Discontinued operations were a gain of $42,000 in 2004 due to settlements of a few remaining liabilities at a negotiated discount. The 2003 period includes many settlements of liabilities at a negotiated discount (See “Note D” Discontinued operations in the footnotes to the financial statements.)

Comparison of the Year ended December 31, 2003 with the Year ended December 31, 2002

Revenues

Prevention revenues were $16,159,000 for the year ended December 31, 2003, compared to $7,666,000 for the year ended December 31, 2002, representing an increase of $8,493,000 (111%) in the current year. Much of the increase during the 2003 year was the result of a $6,629,000 equipment sale in connection with operations in Iraq as compared to a $1,090,000 equipment sale provided by the Company’s SafeGuard program in 2002. Increases in revenue from new accounts for the Company’s WELLSURE® CANADA risk management program and an increase in Venezuela revenues were slightly offset by a decrease in other international SafeGuard services in 2003.

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

Response cost of sales were $7,022,000 for the year ended December 31, 2003, compared to $3,063,000 for the year ended December 31, 2002, an increase of $3,959,000 (129%) in the current year. The increase was the result of higher personnel and insurance costs associated with a larger percentage of the Company’s workforce being deployed, principally in Kuwait and Iraq in the current year.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $3,004,000 for the year ended December 31, 2003, compared to $2,737,000 for the year ended December 31, 2002, an increase of $267,000 (9.7%) from the prior year. The increase was a result of certain non-recurring provisions for settlements in the current year offset by reduced corporate personnel costs related to the Company’s restructuring initiatives that began in June 2002 and reduced professional and legal fees. As previously footnoted on the segmented financial table, corporate selling, general and administrative expenses have been allocated pro rata among the segments on the basis of relative revenue.

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

Interest Expense and Other Expenses (Income), Including Finance Costs

The change in interest and other expenses (income) of $1,843,000 for the year ended December 31, 2003, as compared to the prior year is set forth in the table below:

	For the Years Ended
	December 31, 2003	December 31, 2002
	(in thousands)
ITS settlement	—	$(1,073)
Reserve for contingent liabilities	900	279
Restructuring charges	(67)	53
Financing fees	332	344
Interest expense - senior debt	262	170
KBK finance costs	—	216
Loss on sale of fixed assets	—	428
Interest on subordinated notes	479	40
Other	(20)	(14)
Checkpoint settlement	400	—
Total Interest and Other	$2,286	$443

Income Tax Expense

Income taxes for the year ended December 31, 2003 and 2002 were $1,339,000 and $543,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Discontinued Operations

Discontinued operations were a gain of $482,000 in 2003 due to settlements of liabilities at a discount. The 2002 period includes a six month loss from operations, write downs of goodwill and other assets (See “Note D” Discontinued operations in the footnotes to the financial statements.)

Liquidity and Capital Resources/Industry Conditions

Liquidity

At December 31, 2004, the Company had working capital of $2,553,000 including a cash balance of $1,428,000. The Company ended the year with stockholders’ equity of $1,180,000, an increase of $800,000. For the year ended December 31, 2004, the Company generated operating income of $1,066,000 and net cash provided from operating activities was $4,405,000. Net cash used in investing activities was $451,000 and payments of debt were $3,635,000. Scheduled debt payments for 2005 are reduced to $1,200,000 as a result of the August 2004 loan agreement, Management believes the Company has sufficient liquidity to meet its debt repayment and working capital requirements for the next twelve months.

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

On November 9, 2004, the Company announced that it had significantly expanded its scope of services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion which we expect to realize during the first three years of the agreement. Under the terms of both SafeGuard contracts, Boots & Coots will provide training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005.

On December 31, 2004, the Company had $485,000 of cash and $1,974,000 of accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $434,000 during 2004 to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of future invoice payments will be made in U.S. Dollars. A majority of the accounts receivable is contracted in US Dollars, therefore, any liquid assets at risk to currency fluctuation is not material.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 6 years
Long and short term debt and notes payable	$6,750	$1,200	$4,350	$1,200	—
Future minimum lease Payments	$52	$16	$36	$—	—
Total commitments	$6,802	$1,216	$4,386	$1,200	—

Credit Facilities/Capital Resources

The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with an initial maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

On August 13, 2004, the Company amended its loan agreement with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’, which was defined as all cash on hand at the end of any fiscal quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company also paid down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended agreement. The interest rate remains at 12%. In connection with the Company’s amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred for 55,429 shares of common stock and surrendered its warrants to purchase 2.4 million shares of common stock, and the Company issued to Prudential 1.25 million shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred Stock.

The financial covenants under the amended agreement with Prudential require that the Company maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowings to an aggregate of $3,000.000. As of December 31, 2004, the Company was not in compliance with certain of these covenants under the loan agreement. The Company received a waiver through March 31, 2005, at which time management believes the Company will attain covenant compliance and remain in compliance at least through the end of 2005.

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

Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.

As of December 31, 2004, 2003 and 2002, the Company has net domestic operating loss carry forwards of approximately $41,351,000, $41,227,000 and $47,155,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. The Company has recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not that the assets will not be realized.

Recent Accounting Standards

In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. The Company currently accounts for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R will be effective for periods beginning after June 15, 2005. Accordingly the Company will be required to apply SFAS 123R beginning in the fiscal quarter ending September 30, 2005. The Company is assessing the provisions of SFAS 123R and its implications on the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10 - K are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “do not anticipate,” and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

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

The Company estimates that if prevailing market interest rates had been 10% higher throughout 2004, 2003 and 2002, and all other factors affecting the Company’s debt remained the same, pretax earnings would have been lower by approximately $37,000, $44,000 and $68,000, respectively. With respect to the fair value of the Company’s fixed-interest rate debt, if prevailing market interest rates had been 10% higher at year-end 2004, 2003 and 2002, and all other factors affecting the Company’s debt remained the same, the fair value of the Company’s fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $196,000, $23,000 and $34,000, respectively. Given the composition of the Company’s debt structure, the Company does not, for the most part, actively manage its interest rate risk.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. The current political and economic climate in Venezuela negatively affects the Company’s ability to change local currencies into U.S. dollars. On December 31, 2004, the Company had $485,000 cash and $1,974,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $434,000 during 2004 to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of future invoice payments will be made in U.S. Dollars. A majority of the accounts receivable is contracted in US Dollars, therefore, any liquid assets at risk to currency fluctuation is not material.

Item 8.	Financial Statements.

Attached following the Signature Pages and Exhibits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004. Our chief executive officer and principal accounting officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors, discussed below. Our chief executive officer and principal accounting officer reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

In a letter dated March 21, 2005, delivered in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp, CPAs, LLP, identified certain instances of internal control deficiencies relating to our Venezuelan subsidiary that they believe constitute material weaknesses. Specifically, our independent auditors cited control deficiencies that could impact our ability to prevent and detect illegal activity, as well as deficiencies relating to some aspects of our Venezuelan subsidiary’s financial reporting, particularly with respect to adjustments necessary to convert its financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

We are currently enacting changes in policies and procedures to improve and enhance internal controls with regard to deficiencies identified by our auditors. These changes include the following:

•	Revised and implemented the existing policies and procedures of the subsidiary;

•	Contracted to a third party to perform an internal audit function encompassing a review of the policies and procedures of the subsidiary;

•	Restructured the accounting department of the subsidiary and enhanced its corporate reporting requirements.

We believe that these changes are sufficient to address the weaknesses identified by our independent auditors.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following tables list the names and ages of each director and/or executive officer of the Company, as well as those persons expected to make a significant contribution to the Company. There are no family relationships between any director and any other director or executive officer.

NAME	AGE	POSITION

Kirk Krist	46	Chairman of the Board

Jerry L. Winchester	46	President, Chief Executive Officer and Director

W. Richard Anderson (1)	52	Director

E. J. DiPaolo (1)	52	Director

Robert Stevens Herlin (1)	50	Director

Kevin D. Johnson	53	Senior Vice President of Finance

(1)	Member of the audit and compensation committees.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

K. Kirk Krist has served as a Class III director since the acquisition of IWC Services by the Company on July 29, 1997. Mr. Krist’s term as a director will expire on the date of the annual meeting of stockholders scheduled for calendar year 2006. On December 4, 2002, Mr. Krist was elected Chairman of the Board. Mr. Krist is a 1982 graduate of the University of Texas with a B.B.A. in Business. He has been a self-employed oil and natural gas investor and venture capitalist since 1982.

Mr. Winchester has served as the Company’s President, Class II Director and COO since 1998. In July of 2002 he assumed the position of Chief Executive Officer. Mr. Winchester serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2005. Prior to joining the Company, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services. He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Mr. Anderson has served as a Class I director of the Company since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007.  Mr. Anderson is the President, Chief Financial Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

Mr. Herlin was appointed a Class I director of the Company on September 30, 2003. Mr. Herlin serves on the Audit Committee and chairs the Compensation Committee. Mr. Herlin serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007. Since 2003, Mr. Herlin has served as the President, CEO and a Director of Natural Gas Systems, a private company involved in the acquisition and redevelopment of oil and gas properties. Since 2003, Mr. Herlin has served as a partner with Tatum Partners, a service company that provides CFO’s and CEO’s on a contract basis to clients. Prior to his employment at Natural Gas Systems, he was CFO of Intercontinental Tower Corporation, a wireless telecom infrastructure operation in South America from 2000 to 2003. From 1997 to 2000, he was President, CEO and CFO of Benz Energy, a company engaged in oil and gas exploration based on 3-D seismic information. Benz Energy filed for protection in November 2000 under Chapter 11 of Federal bankruptcy law; subsequently the filing was converted to a Chapter 7.

Mr. DiPaolo has served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003. Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2005. Mr. DiPaolo also serves on the Audit and Compensation Committees. Since August of 2003, Mr. DiPaolo is a consultant with Growth Capital Partners, L.P., a company engaged in investments and merchant banking. Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo was employed at Halliburton Energy Services from 1976 until his retirement in progressive positions of responsibility.

Mr. Johnson has served as the Senior Vice President - Finance for the Company since March, 2003. Mr. Johnson previously served as controller for the Company since July 1999. Prior to joining the Company, Mr. Johnson served as assistant controller from March 1997 through June 1999 for ITEQ, Inc., a public company, engaged in manufacturing and construction of storage tanks and industrial air filtration systems. Mr. Johnson worked for 10 years in various accounting capacities from August 1987 to January 1997 with Battle Mountain Gold Company, a public company engaged in world-wide gold mining, and prior to that, in the oilfield service sector from July 1978 to May 1987 in various capacities including corporate controller at Galveston Houston Company, a public company at that time. Prior to his employment at Galveston Houston Company, Mr. Johnson was employed by Brown and Root (KBR) where Mr. Johnson started as a systems analyst and accountant. Mr. Johnson graduated with a BBA in Accounting/Information Systems from the University of North Texas in 1975.

Security Holder Communications. Security holder communications intended for the board of directors or for particular directors (other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals) may be sent in care of the Company's Secretary at Boots & Coots International Well Control, Inc., 11615 N. Houston Rosslyn, Houston, Texas 77086. The Secretary will forward all such communications to the board of directors or to particular directors as directed without screening such communications.

Code of Business Conduct and Ethics: The Company has adopted a Code of Business Conduct and Ethics that covers all employees, directors, and officers that relates to the honest and ethical conduct in all business dealings, full, fair accurate timely and understandable disclosures in all reports filed by the Company with or submitted to the Securities and Exchange Commission and in other public communications, compliance with applicable governmental rules and regulations, and avoidance of conflicts of interest. The Code of Business Conduct and Ethics is available on the ‘Company Info’ link at www.bncg.com. Copies of the Code of Business Conduct and Ethics may also be obtained upon written request of the Secretary of the Company at its principal executive office address.

Audit Committee Independence and Financial Experts: The Audit Committee reviews the Company's financial reporting processes, its system of internal controls, and the audit process for monitoring compliance with laws and regulations. In addition, the committee reviews, with the Company's auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit. Our board has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of the American Stock Exchange and the Securities and Exchange Commission. Messrs Anderson and Herlin are financial experts within the meaning of Item 401 (h) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 11.	Executive Compensation

The Summary Compensation Table below sets forth the cash and non-cash compensation information for the years ended December 31, 2004, 2003 and 2002 for the Chief Executive Officer and the other executive officers whose salary and bonus earned for services rendered to the Company exceeded $100,000 for the most recent fiscal year.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation (4) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation (5) ($)
Kirk Krist (1)	2004	$242,175	$78,975	$20,000	$165,000(1)	500,000(1)
Chairman of the Board	2003	236,775	157,950	5,000
	2002
Jerry Winchester	2004	268,000	62,500		72,000(2)			$3,900
Chief Executive Officer	2003	263,500	187,500		72,000(2)	500,000(2)		3,606
	2002	257,914						4,086
Kevin Johnson	2004	132,667	31,250		None			4,917
Senior Vice President - Finance	2003	127,833	62,500			150,000(3)		3,835
	2002	98,944						3,360

(1)
Mr. Krist is a consultant to the Company and is compensated pursuant to terms of a Consulting Agreement. Effective July 14, 2004, the Company granted Mr. Krist options to purchase 400,000 shares of common stock at an exercise price equal to the fair market value of the shares on August 19, 2004 (the date the options were issued), of which 250,000 shares have vested with the remaining 150,000 to be vested over the next two years. Mr. Krist also received 300,000 shares of restricted stock (valued at $0.93 per share), of which 150,000 vested on August 13, 2004 with the remainder to vest over the next four years (vesting of the entire remainder may be accelerated upon completion of a merger or acquisition on terms satisfactory to the Board of Directors), conditioned upon continued contractual relationship at the time of each vesting. Non-executive board members, including Mr. Krist, receive $5,000 for each board meeting attended effective in the fourth quarter of 2003, which is reflected in Mr. Krist’s compensation under the heading “Other Annual Compensation”. Mr. Krist also received a one-time, 100,000 share stock option vesting over a two year period for services as a member.

(2)
Effective October 1, 2003, the Company granted Mr. Winchester options to purchase 500,000 shares of common stock at an exercise price equal to the fair market value of the shares on that date. Mr. Winchester also received 300,000 shares of restricted stock, of which 120,000 have vested with the remainder to vest over the next three years, conditioned upon continued employment at the time of each vesting.

(3)	Mr. Johnson received 150,000 stock options to purchase common stock, vesting over three years, pursuant to the 2004 Long Term Incentive Plan.

(4)	Consists of fees paid for attendance at the Board meetings.

(5)	Reflects life insurance premiums and matching contributions to 401(k) plan.

OPTION/SAR GRANTS IN FISCAL YEAR 2004

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	Number of Securities Underlying Option/SARS Granted (#)	Percent of Total Options/ SARS Granted to Employees In Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	5% ($)	10% ($)

Kirk Krist	400,000	9%	$.93	8/18/14	$234,000	$593,000
Kevin Johnson	150,000	3.4%	$.67	10/31/14	$63,000	$160,000

Aggregated Option/SAR Exercises
and December 31, 2004 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options /SARs At December 31, 2004 (shares)		Value of Unexercised In the Money Options/SARs At December 31, 2004 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kirk Krist	—	—	500,000	—	$129,000	—
Jerry Winchester	—	—	537,500	—	$25,000	—
Kevin Johnson	—	—	7,500	600	—	—

(1)  Based on the fair market value of shares of common stock on the date the options were exercised. The actual value received upon sales of the shares may vary materially from the value cited in the above table.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options, warrants and rights (b )	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	5,234,000	$0.91	2,777,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,234,000	$0.91	2,777,000

Compensation Committee Interlocks and Insider Participation

In the period covered by this report, none of the Company's executive officers served as a board member or member of a Compensation Committee or similar body for another company that had an executive officer serving as a member of the Company's board of directors or Compensation Committee.

Compensation of Directors. Directors who are employees of the Company do not generally receive a retainer or fees for service on the board or any committees. The Chairman of the board and directors who are not employees of the Company are entitled to receive a fee of $5,000 for attendance at each meeting of the board, $2,500 per committee chaired and $2,500 for each special committee meeting. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses related to the performance of their duties as directors. In addition, on July 7, 2004, each non-employee director was granted an option for 100,000 shares of common stock at fair market value on September 30, 2003 ($1.24). These options will vest over a two year period beginning on September 30, 2003.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Determination of Executive Compensation. The objectives of the Compensation Committee in determining executive compensation are to retain and reward qualified individuals serving as our executive officers. To achieve these objectives, the committee relies primarily on salary, annual bonuses (awardable either in stock or cash) and awards under the Company's various stock option plans. In making its decisions, the committee takes into account the conditions within our industry, our income statement and cash flow and the attainment of any designated business objectives. Individual performances are also reviewed, taking into account the individual's responsibilities, experience and potential, his or her period of service and current salary and the individual's compensation level as compared to similar positions at other companies. The committee's evaluation of these considerations is, for the most part, subjective and, to date, it has not established any specific written compensation plans or formulas pursuant to which the executive officers’ annual compensation is determined.  Messrs. Anderson, DiPaolo and Herlin currently serve on the Compensation Committee.

The board of directors instructed the Compensation Committee to review and determine the most effective means in which to compensate and provide incentives for the board as a whole, the Chief Executive Officer, the Company's executive management and it's non-employee outside directors. The Compensation Committee established a bonus plan that awards executive management and certain employees a cash bonus in an amount equal to a varying percentage of their base salary depending the Company’s performance against certain net income and EBITDA goals.

COMPENSATION ARRANGEMENTS

Determination of the Chief Executive Officer's Compensation. On July 27, 2002, the Company elected Jerry L. Winchester as its Chief Executive Officer. Under the terms of his employment agreement, the Company pays Mr. Winchester an annual salary of $250,000 and an annual automobile allowance of $18,000. In addition, Mr. Winchester has been granted an option to purchase up to 500,000 shares of common stock of the Company at a per share price of $1.20 (fair market value on October 1, 2003, date the agreement was effective). The option vested on the Effective Date of the Agreement. Mr. Winchester was also granted 300,000 shares of restricted stock with 60,000 shares vesting on the Effective Date of the Agreement and the remainder to be vested over 4 years, conditioned upon continued employment at the time of each vesting. The terms of Mr. Winchester’s contract were negotiated utilizing the input of a third party compensation consultant who evaluated competitive market trends and a market study, and the terms were based upon the key roles of Mr. Winchester in maintaining the close working relationship with Halliburton, developing new business, identifying and completing acquisitions, resolving outstanding issues of prior period litigation and maturing debt, and providing leadership during a period of volatility in the business of the Company. The option award pertains to Mr. Winchester’s performance on these issues during 2003, while the restricted stock award is an incentive to his performance during the period of the contract.

Mr. Krist serves as Chairman of the Board of the Company and, in addition to his role as Chairman, serves from time to time as a consultant to the Company. Mr. Krist's consulting agreement became effective July 15, 2004, paying Mr. Krist an annual fee of $241,200 for the first year of the two year agreement. In addition, Mr. Krist has been granted an option to purchase up to 400,000 shares of common stock of the Company at a per share price of $.93 (fair market value on August 19, 2004, the date the options were issued). Of these options, 250,000 vested on the date of the agreement and 75,000 will vest on August 19, 2005, with the remaining 75,000 vesting no later than August 19, 2006. Mr. Krist was also granted 300,000 shares of restricted stock with 150,000 shares vesting on August 13, 2004 and the remainder to be vested over four years (vesting of the entire remainder may be accelerated upon completion of a sufficiently large merger or acquisition on terms satisfactory to the Board of Directors), conditioned upon continued consulting at the time of each vesting. In addition, in the second and final year of the agreement, Mr. Krist will earn $1,000 per day as the Company requires his services. The board of directors will adjust the day rate at its sole discretion.

COMPENSATION OF DIRECTORS

1997 Outside Directors' Option Plan. On November 12, 1997, the board of directors of the Company adopted the Nonemployee Director Stock Option Plan (the "Directors' Plan") and the Company's stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 3,750 shares of common stock to each member of the board of directors who is not an employee of the Company. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the board of directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Options to purchase 48,000 shares of common stock have been granted under the Directors' Plan at an exercise price of $3.00 per share. In addition, each outside director was granted an option for 100,000 shares of common stock at fair market value on September 30, 2003 ($1.24). These options will vest over a two year period beginning on September 30, 2003. At December 31, 2004, there were 160,250 stock options available under the plan.

PERFORMANCE OF COMMON STOCK

The following graph compares the Company's total stockholder return on an investment of $100 in the common stock for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 as compared to the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy Composite Index over the same period.

	12/99	12/00	12/01	12/02	12/03	12/04
Boots & Coots International Well Control, Inc.	$100.00	$114.29	$114.29	$36.57	$288.00	$832.00
S&P 500 Index	$100.00	$89.86	$78.14	$59.88	$5.68	$82.49
S&P Energy Composite Index	$100.00	$117.80	$136.38	$130.49	$159.70	$205.65

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2005, information regarding the ownership of common stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by the Company to own beneficially more than 5% of the common stock; (ii) each director of the Company, (iii) each of the named executive officers and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jerry L. Winchester	691,061	(2)	2.3%
K. Kirk Krist	586,509	(3)	2.0%
W. Richard Anderson	106,250	(4)	*
Jed DiPaolo	50,000	(5)	*
Robert S. Herlin	50,000	(6)	*
Kevin D. Johnson	8,100	(7)	*
Prudential Insurance Company of America	1,829,635		6.2%
All executive officers and directors as a group (six people)	1,491,920		4.9%
________________

*	less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 11615 N. Houston Rosslyn, Houston, Texas 77086. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)	Consists of options and/or warrants to purchase 551,250 shares of common stock exercisable within 60 days.
(3)	Consists of options and/or warrants to purchase 506,250 shares of common stock exercisable within 60 days
(4)	Consists of options and/or warrants to purchase 106,250 shares of common stock exercisable within 60 days.
(5)	Consists of options to purchase 50,000 shares of common stock exercisable within 60 days.
(6)	Consists of options to purchase 50,000 shares of common stock exercisable within 60 days.
(7)	Consists of options purchase 8,100 shares of common stock exercisable within 60 days.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership of Company common stock with the Securities and Exchange Commission and the American Stock Exchange.

Kevin Johnson has served as an officer of the Company from July 1999, initially as Controller and, since March 2003, as Senior Vice-President - Finance. As a consequence of the increase in Mr. Johnson’s responsibilities associated with his promotion to Senior Vice-President - Finance in March 2003 and certain other personnel changes affecting his responsibilities, the Company has determined that Mr. Johnson became an executive officer during, approximately, March 2003 and that a Form 3 reporting his beneficial ownership was required to be filed at that time. As a consequence of this determination, Mr. Johnson would also have been required to file a Form 4 in November, 2004 reporting the grant of 150,000 stock options to purchase common stock to him pursuant to the 2004 Long Term Incentive Plan. Mr. Johnson filed each of these forms on March 30, 2005.

Item 13.	Certain Relationships and Related Party Transactions

None.

Item 14.	Principal Accounting Fees and Services

During 2004 and 2003, the Company incurred the following fees for services performed by UHY Mann Frankfort Stein and Lipp, CPA’s LLP (“UHY”):

Audit Fees
Fee Type	2004	2003
Audit Fees	$192,000	$152,000
Audit Related fees	53,000	45,300
Tax Fees	—	—
Other Fees	—	—
Total Fees	$245,000	$197,300

AUDIT FEES

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2004 and 2003.

Audit Related Fees - Audit-related fees include professional services rendered by UHY for audits of the Company’s employee benefit plans and Sarbanes-Oxley, Section 404 consulting as a member of the Company’s Sarbanes-Oxley 404 Steering Committee.

Tax Fees - The Company uses an independent consultant other than UHY to perform all tax related work.

All Other Fees -There were no other fees paid to UHY during 2004 and 2003.

Sarbanes Oxley 404 Compliance Fees - The Company uses a third party firm to consult on the preparation of the 404 compliance.

Pre Approval Policies and Procedures - The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants. All of the services described above provided by UHY to the Company were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees - UHY’s work on the Company’s audit was performed by UHY partners and employees.

The Selection of Auditors - The Board of Directors has appointed UHY as principal independent accountants to examine the financial statements and the books and records of the Company for the years ending December 31, 2004 and 2003. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in the Company. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with the Company in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

Representatives of UHY will be present at the annual meeting, will have an opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions from stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Consolidated financial statements for the year ended December 31, 2004, included after signature page.

	2.	Financial statement schedules included in Consolidated financial statements.

	3.	Exhibit Index

(a) Exhibits

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000.)
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
10.01	—	Alliance Agreement between IWC Services, Inc. and Halliburton Energy Services, a division of Halliburton Company (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997
10.02	—	Open
10.03	—	Open
10.04	—	1997 Incentive Stock Plan (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.)
10.05	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)

Exhibit No.		Document
10.06	—	Executive Compensation Plan (Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.)
10.07	—	Halliburton Center Sublease (Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.)
10.08	—	Registration Rights Agreement dated July 23, 1998, between Boots & Coots
International Well Control, Inc. and The Prudential Insurance Company
America ( Incorporated herein by reference to exhibit 10.22 of Form 8-K filed August 7, 1998.)
10.09	—
Participation Rights Agreement dated July 23, 1998, by and among Boots & Coots International Well Control, Inc., The Prudential Insurance Company of America and certain stockholders of Boots & Coots International Well Control, Inc. (Incorporated herein by reference to exhibit 10.23 of Form 8-K filed August 7, 1998.)

10.10	—	Common Stock Purchase Warrant dated July 23, 1998, issued to The Prudential Insurance Company of America (Incorporated herein by reference to exhibit 10.24 of Form 8-K filed August 7, 1998)
10.11	—	Loan Agreement dated October 28, 1998, between Boots & Coots International
Well Control, Inc. and Comerica Bank — Texas (Incorporated herein by reference to exhibit 10.25 of Form 10-Q filed November 17, 1998.)
10.12	—
Security Agreement dated October 28, 1998, between Boots & Coots International Well Control, Inc. and Comerica Bank — Texas (Incorporated herein by reference to exhibit 10.26 of Form 10-Q filed November 17, 1998.)

10.13	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.14	—	Open
10.15	—	Office Lease for 777 Post Oak (Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.)
10.16	—	Open
10.17	—	Open
10.18	—	Third Amendment to Loan Agreement dated April 21, 2000 (Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.)
10.19	—	Fourth Amendment to Loan Agreement dated May 31, 2000 (Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.)
10.20	—	Fifth Amendment to Loan Agreement dated May 31, 2000 (Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.)
10.21	—	Sixth Amendment to Loan Agreement dated June 15, 2000 (Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.)
10.22	—	Seventh Amendment to Loan Agreement dated December 29, 2000 (Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.)
10.23	—	Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated December 28, 2000 (Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.)
10.25	—	Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton Energy Services, Inc. (Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.)
10.27	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.)
10.28	—	Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.)

Exhibit No.		Document
10.29	—	Open
10.30	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.31	—	Eighth Amendment to Loan Agreement dated April 12, 2002 (Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.)
10.32	—	Ninth Amendment to Loan Agreement dated May 1, 2002 (Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.)
10.33	—
1st Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated March 29, 2002 (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed November 14, 2002.)

10.34	—
2nd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated June 29, 2002 (Incorporated herein by reference to exhibit 10.34 of Form 10-Q filed August 14, 2003.)

10.35	—
3rd Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated July 3, 2003 (Incorporated herein by reference to exhibit 10.35 of Form 10-Q filed November 14, 2003.)

10.36	—
4th Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated November 14, 2003 (Incorporated herein by reference to exhibit 10.36 of Form 10-Q filed November 14, 2003.)

10.37	―
5th Amendment to Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated August 13, 2004 (Incorporated herein by reference to exhibit 10.37 of Form 10-Q filed August 16, 2004.)

10.38	―	Consulting Agreement with Kirk Krist (Incorporated herein by reference to exhibit 10.10 of Form 8-K filed August 24, 2004.)
10.39	—	Non Employee Stock Option Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.40	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
21.01	—	List of subsidiaries (Incorporated herein by reference to exhibit 21.01 of Form 10-Q filed August 16, 2004.)
*23.01	―	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Kevin Johnson
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Kevin Johnson

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester, Chief Executive Officer

By:	/s/ Kevin Johnson
Kevin Johnson Principal Accounting Officer

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ K. KIRK KRIST	Chairman of the Board of Directors	March 31, 2005
K. Kirk Krist

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 31, 2005
Jerry Winchester

By: /s/ ROBERT HERLIN	Director	March 31, 2005
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO	Director	March 31, 2005
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 31, 2005
W. Richard Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
March 21, 2005

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS

	December 31, 2004	December 31, 2003

CURRENT ASSETS:
Cash and cash equivalents	$1,428	$1,543
Receivables — net of allowance for doubtful accounts of $489,000 and $673,000 at December 31, 2004 and 2003	10,340	13,235
Prepaid expenses and other current assets	1,850	1,545
Total current assets	13,618	16,323
PROPERTY AND EQUIPMENT, net	2,872	3,301
DEFERRED TAX ASSET	98	98
OTHER ASSETS	1,805	4
Total assets	$18,393	$19,726

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term debt and current maturities of long-term debt and notes payable	$1,200	$—
Accrued interest	332	—
Accounts payable	3,468	746
Accrued liabilities	6,065	5,993
Liabilities of discontinued operations	—	209
Total current liabilities	11,065	6,948

LONG-TERM DEBT AND NOTES PAYABLE,
net of current maturities	5,550	10,385
Accrued interest net of current portion	598	2,013
TOTAL LIABILITIES	17,213	19,346

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par, 5,000,000 shares authorized, 53,000 shares issued and outstanding.	—	—
Common stock ($.00001 par, 125,000,000 shares authorized, 29,439,000 and 27,300,000 shares issued and outstanding at December 31, 2004 and 2003, respectively)	—	—
Additional paid-in capital	70,888	68,603
Deferred Compensation	(325)	(270)
Accumulated other comprehensive loss	(873)	(439)
Accumulated deficit	(68,510)	(67,514)
Total stockholders' equity	1,180	380
Total liabilities and stockholders' equity	$18,393	$19,726

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share and share amounts)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
REVENUES
Service	$24,175	$29,306	$13,012
Equipment Sales	—	6,629	1,090
Total Revenues	24,175	35,935	14,102
COSTS OF SALES
Service	11,929	10,366	$5,024
Equipment Sales	—	3,082	785
Total Costs of Sales	11,929	13,448	5,809

Gross Margin	12,246	22,487	8,293

Operating expenses	6,921	8,253	5,893
Selling, general and administrative	3,370	3,004	2,737
Depreciation and amortization	889	996	1,202
	11,180	12,253	9,832

OPERATING INCOME (LOSS)	1,066	10,234	(1,539)

INTEREST EXPENSE & OTHER, NET	864	2,286	443

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
income taxes	202	7,948	(1,982)

INCOME TAX EXPENSE	492	1,339	543

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(290)	$6,609	$(2,525)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING LOSS ON DISPOSAL OF ZERO, ZERO AND $476,000,
net of income taxes	42	482	(6,655)

NET INCOME (LOSS)	$(248)	$7,091	$(9,180)

STOCK AND WARRANT ACCRETION	(13)	(53)	(53)
PREFERRED DIVIDENDS ACCRUED	(735)	(1,170)	(3,059)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(996)	$5,868	$(12,292)

BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.04)	$0.25	$(0.53)
Discontinued operations	$—	$0.02	$(0.61)
Net income (loss)	$(0.04)	$0.27	$(1.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	28,142,000	21,878,000	10,828,000

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.04)	$0.24	$(0.53)
Discontinued operations	$—	$0.02	$(0.61)
Net income (loss)	$(0.04)	$0.26	$(1.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	28,142,000	22,218,000	10,828,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation	Total Stockholder’s Equity (Deficit)
BALANCES at December 31, 2001	327	$—	10,361	$—	$56,659	$(61,090)	$—	$—	$(4,431)
Common stock issued for loans received	—	—	137	—	115	—	—	—	115
Preferred stock cancelled	(1)	—	—	—	(75)	—	—	—	(75)
Preferred stock issued for settlements	1	—	—	—	21	—	—	—	21
Preferred stock conversion to common stock	(22)	—	718	—	—	—	—	—	—
Preferred stock dividends accrued	26	—	—	—	3,059	(3,059)	—	—	—
Warrant discount accretion	—	—	—	—	53	(53)	—	—	—
Net loss	—	—	—	—	—	(9,180)	—	—	(9,180)
Foreign currency translation loss	—	—	—	—	—	—	(438)	—	(438)
Comprehensive loss	—	—	—	—	—	(9,180)	—	—	(9,618)
BALANCES at December 31, 2002	331	$—	11,216	$—	$59,832	$(73,382)	$(438)	$—	$(13,988)
Common stock options exercised	—	—	736	—	663	—	—	—	663
Common stock issued to retire senior short term debt	—	—	1,750	—	1,766	—	—	—	1,766
Common stock issued for services and Settlements	—	—	575	—	872	—	—	—	872
Preferred stock conversion to common stock	(278)	—	10,211	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	1,170	(1,170)	—	—	—
Short swing profit contribution	—	—	—	—	3,887	—	—	—	3,887
Warrant discount accretion	—	—	—	—	53	(53)	—	—	—
Warrants exercised	—	—	2,812	—	—	—	—	—	—
Deferred compensation	—	—	—	—	360	—	—	(360)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	90	90
Net income	—	—	—	—	—	7,091	—	—	7,091
Foreign currency translation loss	—	—	—	—	—	—	(1)	—	(1)
Comprehensive income	—	—	—	—	—	7,091	—	—	7,090
BALANCES at December 31, 2003	53	$—	27,300	$—	$68,603	$(67,514)	$(439)	$(270)	$380
Common stock options issued for services	—	—	—	—	72	—	—	—	72
Common stock issued for debt refinancing	—	—	1,250	—	1,088	—	—	—	1,088
Common stock issued for services	—	—	250	—	237	—	—	—	237
Restricted common stock issued	—	—	60	—	—	—	—	—	—
Preferred stock conversion to common stock	—	—	579	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	735	(735)	—	—	—
Warrant discount accretion	—	—	—	—	13	(13)	—	—	—
Deferred compensation	—	—	—	—	140	—	—	(140)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	85	85
Net loss	—	—	—	—	—	(248)	—	—	(248)
Foreign currency translation loss	—	—	—	—	—	—	(434)	—	(434)
Comprehensive loss	—	—	—	—	—	—	—	—	(682)
BALANCES at December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180

(in thousands)

See accompanying notes to consolidated financial statements

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(248)	$7,091	$(9,180)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities
Depreciation and amortization	889	996	1,202
Amortization of deferred loan cost	75	—	—
Bad debt expense	108	346	103
Loss from sale of discontinued operations	—	—	476
Non cash write off of the assets of discontinued operations	—	—	1,913
Loss (gain) on sale of assets	(9)	—	4
Non cash cost of equipment sales	—	502	—
Non cash compensation charge	85	90	—
Interest converted to principal	—	630	—
Equity issued for services and settlements	309	872	42
Changes in operating assets and liabilities:
Receivables	2,787	(10,713)	586
Restricted assets	—	69	1,284
Inventories	—	—	138
Prepaid expenses and other current assets	(308)	(922)	223
Deferred tax asset	—	(98)	—
Other assets	(789)	2	185
Accounts payable and accrued liabilities	1,712	1,499	(461)
Change in net assets of discontinued operations	(206)	(770)	1,759
Net cash provided by (used in) operating activities	4,405	(406)	(1,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(491)	(1,799)	(98)
Sale of net assets of discontinued operations, net of selling costs	—	—	1,041
Proceeds from sale of property and equipment	40	—	44
Net cash provided by (used in) investing activities	(451)	(1,799)	987
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock options exercised	—	663	—
Debt repayments	(3,635)	—	—
Proceeds from short term senior financing	—	550	2,101
Payments to pledging arrangement	—	(59)	(966)
Payments of short term senior debt financings	—	(1,078)	—
Payments of unsecured notes payable	—	(475)	—
Short swing profit contributions	—	3,887	—
Net cash provided by (used in)financing activities	(3,635)	3,488	1,135
Impact of foreign currency on cash	(434)	(1)	(438)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115)	1,282	(42)
CASH AND CASH EQUIVALENTS, beginning of year	1,543	261	303
CASH AND CASH EQUIVALENTS, end of year	$1,428	$1,543	$261
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,421	$776	$28
Cash paid for income taxes	1,379	1,186	275
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	13	53	53
Deferred compensation	140	360	—
Common stock issued for debt modification	1,088	—	—
Common stock issued to retire short term senior debt	—	1,776	—
Preferred stock dividends accrued	735	1,170	3,059

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	FINANCIAL CONDITION

At December 31, 2004, the Company had working capital of $2,553,000 including a cash balance of $1,428,000. The Company ended the year with stockholders’ equity of $1,180,000, an increase of $800,000. For the year ended December 31, 2004, the Company generated operating income of $1,066,000 and net cash provided from operating activities was $4,405,000. Net cash used in investing activities was $451,000 and payments of debt were $3,635,000. Scheduled debt payments for 2005 are reduced to $1,200,000 as a result of the August 2004 loan agreement, Management believes the Company has sufficient liquidity to meet its debt repayment and working capital requirements for the next twelve months.

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

On November 9, 2004, the Company announced that it had significantly expanded its scope of services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion which we expect to realize during the first three years of the agreement. Under the terms of both SafeGuard contracts, Boots & Coots will provide training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005.

On December 31, 2004, the Company had $485,000 cash and $1,974,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $434,000 during 2004 to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of future invoice payments will be made in U.S. Dollars. A majority of the accounts receivable is contracted in US Dollars, therefore, any liquid assets at risk to currency fluctuation is not material.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.	Business and Organization

Boots & Coots International Well Control, Inc. and subsidiaries (the “Company”), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. Through its participation in the proprietary insurance program WELLSURE®, the Company also provides lead contracting and high-risk management services, under critical loss scenarios, to the program’s insured clients. Additionally, the WELLSURE® program designates that the Company provides certain pre-event prevention and risk mitigation services defined under the program. The Company also provides snubbing and other high-risk well control management services, including pre-event planning, training and consulting.

In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, the Company began to actively expand its non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, the Company developed its WELLSURE® program, which is now providing more predictable and increasing service fee income, and began marketing its SafeGuard program, which provides a full range of prevention services domestically and internationally. The Company intends to continue its efforts to increase the revenues it generates from prevention services in 2005.

C.	Significant Accounting Policies:

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2004, restricted cash was $29,000.

Revenue Recognition - Revenue is recognized on the Company’s service contracts primarily on the basis of contractual day rates as the work is completed. Revenue and cost from product and equipment sales are recognized upon customer acceptance and contract completion. Revenue from lower margin subcontractors costs are recognized on the basis of contractual day rates as the work is completed.

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

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Impairment of Long Lived Assets -In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

Foreign Currency Transactions - The functional currency of the Company’s foreign operations, primarily in Venezuela, is the U.S. dollar. Substantially all customer invoices and vendor payments are denominated in U.S. currency. Revenues and expenses from foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency gains or losses are included in the consolidated statements of operations.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of foreign currency translations. In accordance with SFAS No. 52, “Foreign Currency Translation”, the assets and liabilities of its foreign subsidiaries, denominated in foreign currency, are translated into US dollars at exchange rates in effect at the consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss) which is a separate component of stockholders equity.

Income Taxes - The Company accounts for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards. A valuation allowance is established for deferred tax assets if it is more likely than not that such assets will not be realized.

Earnings Per Share - Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. On October 2, 2003, the Company had a reverse one for four stock split. All share numbers, prices and earnings per share have been conformed to the post split presentation throughout this document.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 2004, 2003 and 2002 is illustrated below:

	For the Years Ended December 31
	2004	2003	2002
	(in thousands)
Numerator:
For basic and diluted earningsper share:
Net Income(loss) from continuing operations attributable to common stockholders	$(996)	$5,868	$(12,292)
Denominator:
For basic earnings per share-weighted-average shares	28,142	21,878	10,828
Effect of dilutive securities: Convertible Preferred stock	—	33	—
Stock options and warrants	—	307	—
Denominator:
For diluted earnings per share - weighted-average shares	28,142	22,218	10,828

For the years ended December 31, 2004 and 2002 the Company incurred a net loss attributable to common stockholders As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of diluted earnings per share because to do so would have been antidilutive for 2004 and 2002.

The exercise price of the Company’s stock options and stock warrants varies from $0.67 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at December 31, 2004, 2003 and 2002 would include: (1) 5,202,440, 823,365 and 1,391,390 common shares respectively, issuable upon exercise of stock options, (2) 3,067,355, 6,745,000 and 8,809,064, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 300,000 shares of stock to be issued as compensation over a four year vesting period as earned, (4) 88,867, 113,400 and 20,908,136 common shares, respectively, issuable upon conversion of convertible preferred stock and (5) 0,, 0 and 333,333 common shares, respectively, issuable upon conversion of senior convertible debt . The actual numbers may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

Employee stock-based compensation- The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock option grants under its employee and director stock option plans if no intrinsic value of the option exists at the date of the grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). SFAS No. 123 encourages companies to account for stock-based compensations awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income (loss) and earnings (loss) per share would have been had the new accounting method been followed. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under stock option plans consistent with the method of SFAS No. 123, the Company’s reported net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands except per share amounts)
Net income (loss) to common stockholders, as reported	$(996)	$5,868	$(12,292)
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	382	567	742
Pro forma net income (loss) to common stockholders	$(1,378)	$5,301	$(13,034)
Basic income (loss)
Per share as reported	$(0.04)	$0.27	$(1.14)
Pro forma	$(0.05)	$0.24	$(1.20)

Diluted income (loss)
Per share as reported	$(0.04)	$0.26	$(1.14)
Pro forma	$(0.05)	$0.24	$(1.20)

The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.4%	6.0%	NA
Expected dividend yield	―	―	NA
Expected option life	3 yrs	5 yrs	NA
Expected volatility	62.4%	60.0%	NA
Weighted average fair value of options granted at market value	$0.33	$1.20	NA

Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of debt, exclusive of accrued interest included in debt, pursuant to the Company’s troubled debt restructuring in December 2000 (see Note I), approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

Recently Issued Accounting Standards  In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. The Company currently accounts for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R will be effective for periods beginning after June 15, 2005. Accordingly the Company will be required to apply SFAS 123R beginning in the fiscal quarter ending September 30, 2005. This Company is assessing the provisions of SFAS 123R and its implications on the consolidated financial statements.

Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, the valuation allowance for deferred tax assets and accrued liabilities for potential litigation settlements. Actual results could differ from these estimates.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following represents a condensed detail of assets and liabilities adjusted for write-downs:

	December 31, 2004	December 31, 2003
	(in thousands)
Receivables — net	$—	$3
Restricted assets	—	—
Total assets	$—	$3

Accounts payable	—	149
Accrued liabilities	—	60
Total liabilities	$—	$209

Reconciliation of change in net asset value of discontinued operations:

Balance of net asset (liability) of discontinued operations at December 31, 2003	$(206)
Total charge to discontinued operations	—
Intercompany transfers	206
Balance of net liability of discontinued operations at December 31, 2004	$(0)

The following table presents the revenues, loss from operations and other components attributable to the discontinued operations Abasco and Boots and Coots Special Services:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$—	$—	$3,743
Income (loss) from operations before income taxes	42	482	(4,334)
Loss on disposal of Abasco and Special Services, net of income taxes	—	—	(476)
Special Services goodwill	—	—	(1,845)
Net income (loss) from discontinued operations	$42	$482	$(6,655)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	Detail of Certain Asset Accounts:

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2004	December 31, 2003
	(in thousands)
Prepaid insurance	$704	$621
Prepaid Agency Fees	231	—
Prepaid Taxes	342	—
Prepaid retention bonus	—	532
Other prepaid and current assets	573	392
Total	$1,850	$1,545

Property and equipment consisted of the following as of:

	December 31, 2004	December 31, 2003
	(in thousands)
Land	$136	$136
Buildings and improvements	723	663
Well control and firefighting equipment	6,003	5,905
Shop and other equipment	700	676
Vehicles	554	462
Office equipment and furnishings	847	781
Total property and equipment	8,963	8,623
Less: accumulated depreciation and amortization	6,091	5,322
Net property and equipment	$2,872	$3,301

F.	Detail of Other Asset Accounts:

Other assets consisted of the following as of:

	December 31, 2004	December 31, 2003
	(in thousands)
Deferred Loan Cost	$1,088	$—
Less: Accumulated Amortization	(75)	—
Net Deferred Loan Cost	1,013	—
Agency Commission Fees	806	—
Less: Accumulated Amortization	(17)	—
Net Agency Commission Fees.	789	—

Other	3	4
Total	$1,805	$4

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.	Accrued liabilities:

Accrued liabilities consisted of the following as of:

	December 31, 2004	December 31, 2003
	(in thousands)
Accrued settlements	$—	$669
Accrued income and other taxes	307	1,140
Accrued payables	3,891	646
Accrued salaries and benefits	880	3,118
Other accrued liabilities	987	420
Total	$6,065	$5,993

H.	Income Taxes:

The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations is made up of current, deferred and foreign tax expense as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Federal
Current	$—	$98	$—
Deferred	—	(98)	—
State
Current	—	—	—
Deferred	—	—	—
Foreign	492	1,339	543
	$492	1,339	$543
Discontinued operations	—	—	—
Current
Deferred	—	—	—
	$492	$1,339	$543

The above foreign taxes represent income tax liabilities in the respective foreign subsidiary’s domicile. The provision for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before income taxes were multiplied by the Federal income tax rate (statutory rate) as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Income tax provision (benefit) at the statutory rate (34%)	$69	$2,702	$(674)
Increase resulting from:
Foreign taxes in excess of statutory rate	103	230	543
Unrecognized (utilized) net operating losses for continuing operations	—	624	674
Nondeductible expenses	29	31	—
Change in valuation allowance	291	(2,248)	—
	$492	$1,339	$543

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2004, 2003 and 2002, the Company has net domestic operating loss carry forwards of approximately $41,351,000, $41,227,000 and $47,155,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year. The Company has recorded valuation allowances for most of these net deferred tax assets since management believes it is more likely than not that most of the assets will not be realized. The temporary differences representing deferred tax assets are as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Deferred income tax assets
Net operating loss carry forward	$14,059	$14,017
Property, plant & equipment	432	506
Allowance for doubtful accounts	166	109
Accruals	597	331
Foreign tax credit	1,314	1,314
Alternative minimum tax credit	98	98
Total deferred income tax assets	$16,666	$16,375

Valuation allowance	$(16,568)	$(16,277)
Net deferred income tax asset	$98	$98

I.	Long-Term Debt and Notes Payable:

Long-term debt and notes payable consisted of the following:

	December 31, 2004	December 31, 2003
12 % Senior Subordinated Note	$6,000	$9,635
Senior secured credit facility	750	750
Troubled debt restructuring interest	930	2,013
Total	7,680	12,398
Less: current portion of long-term debt and notes payable	1,532	—
Total long-term debt and notes payable	$6,148	$12,398

The December 2000 refinancing of the Company’s debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by the Company, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with an initial maturity date of 2005 was recorded on the Company’s balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 13, 2004, the Company amended its facility with Prudential. Under the terms of the previous agreement, the Company would have had to pay Prudential its ‘excess cash’ which was defined as all cash on hand at the end of any fiscal quarter for amounts above a balance of $2,000,000. The remaining principal would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company also is required to pay down approximately $1,635,000 of principal on December 15, 2004. The remaining $6,000,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. The excess cash covenant has been removed from the amended facility. The interest rate remains at 12%. In connection with the Company’s amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred for 55,429 shares of common stock and surrendered its warrants to purchase 2.4 million shares of common stock, and the Company issued to Prudential 1.25 million shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred Stock.

The financial covenants under the amended agreement with Prudential require that the Company maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowings to an aggregate of $3,000.000. As of December 31, 2004, the Company was not in compliance with certain of these covenants under the loan agreement. The Company received a waiver through March 31, 2005, at which time management believes the Company will attain covenant compliance and remain in compliance at least through the end of 2005.

On April 9, 2002, the Company entered into a loan participation agreement under which it borrowed an additional $750,000 under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company’s option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 29 months (due April 9, 2006) at 11% interest, paid quarterly. On June 1, 2004, the Company and its senior lender executed an agreement reducing the interest rate to 7%.

Substantially all of the Company’s assets are pledged as collateral under the debt agreements.

J.	Stockholders’ Equity:

Common and Preferred Stock

The Company’s stockholders approved a reverse one for four stock split effective October 3, 2003, all of the share numbers in this filing have been adjusted accordingly. Under the Company’s Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of the Company’s preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by the stockholders of the Company, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

In June 1998, the Company completed the sale through private placement of 49,000 Units of 10% Junior Redeemable Convertible Preferred Stock ("Redeemable Preferred"), each Unit consisting of one share of the Preferred Stock and one Unit Warrant representing the right to purchase five shares of common stock of the Company at a price of $20.00 per share. At December 31, 2004 and 2003 there were no shares of redeemable preferred stock issued and outstanding, respectively.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 15, 1999, the Company completed the sale of 50,000 shares of $.00001 par value per share with a face value of $100 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. At December 31, 2004 and 2003 there were 50,000 shares of Series A preferred stock issued and outstanding.

On April 28, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, which designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable semi-annually at the election of the Company in additional shares of Series B Preferred Stock in lieu of cash; have voting rights equivalent to 100 votes per share; and, may be converted at the election of the Company into shares of the Company's Common Stock on the basis of a $3.00 per share conversion rate. At December 31, 2004 and 2003 there were zero shares of series B preferred stock issued and outstanding.

On May 30, 2000 the Company adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable quarterly at the election of the Company in additional shares of Series C Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into, and may be converted at the election of the Company into shares of the Company’s Common Stock on the basis of a $3.00 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. At December 31, 2004 and 2003 there were 2,616 and 2,414, respectively, shares of series C preferred stock issued and outstanding.

In connection with the restructuring arrangement with Prudential and as further discussed in Note I, during December 2000, the Company issued 50,000 shares of Series E Cumulative Senior Preferred Stock to Prudential which provide for cash dividends at 12% after the third anniversary, and have the right to convert to Series F Cumulative Convertible Preferred Stock after 5 years, which in turn is convertible to common stock at a rate of $2.55 per share. At December 31, 2004 and 2003 there were zero and 582, respectively, shares of series E preferred stock outstanding, respectively There were no shares of series F preferred stock outstanding at December 31, 2004 and December 31, 2003.

On December 29, 2000, the Company adopted the Certificate of Designation of Rights and Preferences of Series H Cumulative Convertible Preferred Stock (“Series H Preferred Stock”) that designates this issue to consist of 89,117 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum compounded, payable semi-annually at the election of the Company in additional shares of Series H Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of Common Stock into which preferred shares are convertible into, and may be converted at the election of the Company into shares of the Company’s Common Stock on the basis of a $3.00 per share conversion rate. At December 31, 2004 and 2003 there were no shares of series H preferred stock outstanding.

For the years ended December 31, 2004, 2003 and 2002, the Company accrued $735,000, $1,170,000 and $3,059,000, respectively, for dividends relating to all series of preferred stock.

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

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If the rights become exercisable, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then current exercise price, a number of the Company’s shares of common stock having a market value of twice such price or, if the Company is acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then current exercise price, a number of the acquiring Company’s shares of common stock having a market value of twice such price. Prior to an acquisition of ownership of 50% or more of the common stock by a person or group, the Board of Directors may exchange the rights (other than rights owned by such person or group, which will have become null and void and nontransferable) at an exchange ratio of one share of common stock (or one one-hundredth of a share of Series I preferred Stock) per right.

A summary of warrants outstanding as of December 31, 2004 is as follows:

Warrants:

Expiration Date	Exercise Price Per Share	Number of Shares

03/19/2005	5.00	112,500
04/25/2005	3.00	17,500
06/27/2005	3.00	243,750
06/30/2005	2.40	19,434
07/07/2005	3.00	8,333
07/15/2005	2.41	4,914
08/24/2005	3.00	104,175
03/19/2006	3.00	254,715
04/09/2006	3.00	4,153
10/31/2006	3.00	18,750
04/25/2007	1.79	26,170
06/04/2007	2.05	86,876
06/30/2007	1.79	87,217
04/10/2008	2.39	1,441,368
07/18/2008	1.40	37,500
10/31/2008	0.88	600,000
		3,067,355

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2004 follows:

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

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the December 31, 2004, stock options covering an aggregate of 368,750 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2004, stock option grants covering an aggregate of 195,000 shares of Common Stock have been made under the Plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2004, grants of stock options covering an aggregate of 439,750 shares of common stock have been made under the 1997 Outside Directors’ Option Plan. At December 31, 2004, there were 160,250 stock options available under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 783,125 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

In April 2000, the Company voided stock options covering an aggregate of 752,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 710,250 shares of common stock were reissued at an exercise price of $3.00. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and the Company was subject to recording compensation expense if the Company’s stock price rose above $3.00. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 522,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 522,000 shares at an exercise price of $2.20 per share. As of December 31, 2004, options to purchase 91,600 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

On October 1, 2003 the Company granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with the Company’s Chief Executive Officer. The Company also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately. This resulted in a 2003 and 2004 compensation expense of $90,000.

On July 15, 2004 the Company granted 400,000 options at market price on that day, of which 250,000 vested immediately and the remaining 150,000 will vest over a two year period, as a result of the new contract agreement with the Company’s Chairman of the Board. The Company also granted 300,000 shares of restricted stock at no cost with 150,000 shares vesting on August 13, 2004 and the remainder to be vested over a four year period conditioned upon continued consulting at the time of each vesting. This resulted in a 2004 compensation expense of $140,000.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to the Company. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 3,634,500 shares of common stock have been made under the 2004 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.

Stock option activity for the years ended December 31, 2002, 2003 and 2004 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding December 31, 2001	1,961	$2.80
Granted	—	—
Exercised	—	—
Cancelled	(570)	2.88
Outstanding December 31, 2002	1,391	$2.76
Granted	500	1.20
Exercised	(1,034)	2.63
Cancelled	(34)	3.00
Outstanding December 31, 2003	823	$1.96
Granted	4,434	0.75
Exercised	—	—
Cancelled	(55)	3.84
Outstanding December 31, 2004	5,202	$0.90

Summary information about the Company’s stock options outstanding at December 31, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004 (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2004 (in thousands)	Weighted Average Exercise Price
$0.67	3,634	9.84	$0.67	—	$0.67
$0.93	400	4.56	$0.93	250	$0.93
$1.20	500	8.75	$1.20	500	$1.20
$1.24	400	3.75	$1.24	200	$1.24
$1.72	2	2.42	$1.72	2	$1.72
$3.00	266	3.75	$3.00	245	$3.00
$0.67-$3.00	5,202	8.55	$0.90	1,197	$1.52

J.	Employee Benefit Plans

401(k) Plan:

The Company sponsors a 40l (k) Plan adopted in 2000 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. During the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $72,000, $69,000 and $83,000, respectively, under the Plan.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

K.	Commitments and Contingencies:

Leases

The Company leases vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

At December 31, 2004, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,:	Amount
(in thousands)
2005	$16
2006	17
2007	16
2008	3
2009	—
Thereafter	—
$52

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $50,000, $35,000 and $275,000 respectively.

Litigation

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

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Information concerning operations in the two business segments for the years ended December 31, 2004, 2003 and 2002 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

	Prevention	Response	Consolidated

Year Ended December 31, 2004
Net operating revenues	$8,050	$16,125	$24,175
Operating income (loss)	(225)	1,291	1,066
Identifiable operating assets	6,125	12,268	18,393
Capital expenditures	—	491	491
Depreciation and amortization	261	628	889
Interest expense	148	295	443

Year Ended December 31, 2003
Net operating revenues	$16,159	$19,776	$35,935
Operating Income (loss)	3,731	6,503	10,234
Identifiable operating assets	8,871	10,855	19,726
Capital expenditures	—	1,799	1,799
Depreciation and amortization	423	573	996
Interest expense	1,080	1,322	2,402

Year Ended December 31, 2002
Net operating revenues	$7,666	$6,436	$14,102
Operating income (loss)	(732)	(807)	(1,539)
Identifiable operating assets	3,828	3,208	7,036
Capital expenditures	—	98	98
Depreciation and amortization	617	585	1,202
Interest expense	416	349	765

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from major customers and concentration of credit risk:

During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Customer A	11%	68%	—
Customer B	—	—	14%
Customer C	—	—	11%
Customer D	21%	—	—

The Company's revenues are generated geographically as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
United States	35%	13%	55%
Foreign	65%	87%	45%

The nature of the Company’s revenue stream is cyclical from year to year such that this history of geographic split does not represent any trend, but is more related to where the response related events occur during any one year. Of the 2004 Foreign above are revenues of 32% and 28% generated from Iraq and Venezuela, respectively. Of the 2003 Foreign above are revenues of 72% and 24% generated from Iraq and Venezuela, respectively. Of the 2002 Foreign above are revenues of 54% generated from Venezuela.

Accounts Receivable:

One of the Company’s customers at December 31, 2004 accounted for 68% of outstanding accounts receivable. One domestic customer at December 31, 2003 accounted for 53% of the outstanding accounts receivable. One customer in Venezuela accounted for 17% of December 31, 2004 and 2003 outstanding accounts receivable.

Cash:

The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

M.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2004 and 2003:

	Quarter Ended
2004	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$4,411	$6,936	$3,308	$9,520
Income (loss) from continuing operations	8	485	(1,310)	527
Net income	8	483	(1,333)	594
Net income (loss) attributable to common stockholders	(114)	289	(1,552)	381
Net income (loss) per common share:
Basic	0.00	0.01	(0.05)	0.01
Diluted	0.00	0.01	(0.05)	0.01

	Quarter Ended
2003	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$10,931	$8,026	$8,051	$8,927
Income from continuing operations	3,298	1,854	476	981
Net income	3,313	1,854	836	1,088
Net income attributable to common stockholders	2,581	1,589	729	969
Net income per common share:
Basic	0.19	0.08	0.03	0.04
Diluted	0.14	0.06	0.03	0.04

Basic and diluted earnings (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings (loss) per common share amounts.