Form 10-Q
period 2005-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2005-05-12
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☐   No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 11, 2005, was 29,499,429.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS

	March 31, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,473	$1,428
Receivables — net	8,920	10,340
Prepaid expenses and other current assets	1,322	1,850
Total current assets	11,715	13,618

PROPERTY AND EQUIPMENT — net	2,700	2,872
DEFERRED TAX ASSET	98	98
OTHER ASSETS	1,684	1,805
Total assets	$16,197	$18,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,200	$1,200
Current portion of accrued interest	314	332
Accounts payable	2,701	3,468
Accrued liabilities	2,838	6,065
Total current liabilities	7,053	11,065
Long term debt and notes payable, net of current maturities	5,250	5,550
Accrued interest, net of current portion	526	598

Total liabilities	12,829	17,213

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 53,000 shares issued and outstanding	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 29,499,000 and 29,439,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	71,150	70,888
Deferred compensation	(300)	(325)
Accumulated other comprehensive loss	(1,234)	(873)
Accumulated deficit	(66,248)	(68,510)
Total stockholders' equity	3,368	1,180
Total liabilities and stockholders' equity	$16,197	$18,393

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES
Service	$14,290	$4,411
COSTS OF SALES
Service	8,586	1,434

Gross Margin	5,704	2,977

Operating expenses	1,979	1,593
Selling, general and administrative expenses	665	804
Depreciation and amortization	221	249

OPERATING INCOME	2,839	331

INTEREST EXPENSE AND OTHER,NET	162	—

INCOME BEFORE INCOME TAXES	2,677	331
INCOME TAX EXPENSE	204	323

NET INCOME	2,473	8

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS	211	122

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,262	$(114)

Basic Earnings per Common Share:	$0.08	$0.00

Weighted Average Common Shares Outstanding - Basic	29,491,000	27,300,000

Diluted Earnings per Common Share:	$0.07	$0.00

Weighted Average Common Shares Outstanding - Diluted	31,043,000	27,300,000

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2005
(000’s)
(Unaudited)
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Deferred	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Preferred stock dividends accrued	—	—	—	—	211	(211)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	25	25
Stock option expense	—	—	—	—	51	—	—	—	51
Restricted stock issued	—	—	60	—	—	—	—	—	—
Net income	—	—	—	—	—	2,473	—	—	2,473
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	2,112
BALANCES, March 31, 2005	53	$—	29,499	$—	$71,150	$(66,248)	$(1,234)	$(300)	$3,368

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,473	$8
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	221	249
Other non-cash charges	76	—
Changes in operating assets and liabilities:
Receivables	1,420	3,315
Prepaid expenses and other current assets	528	330
Net assets/liabilities of discontinued operations	—	(150)
Other assets	121	—
Accounts payable and accrued liabilities	(4,084)	(2,611)
Net cash provided by operating activities	755	1,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(49)	(41)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities	(49)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of subordinated debt	(300)	(578)
Net cash used in financing activities	(300)	(578)
Impact of foreign currency on cash	(361)	(181)
Net increase in cash and cash equivalents	45	342
CASH AND CASH EQUIVALENTS, beginning of period	1,428	1,543
CASH AND CASH EQUIVALENTS, end of period	$1,473	$1,885

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$193	$578
Cash paid for income taxes	—	767
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	—	13
Preferred stock dividends accrued	211	109

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005
(Unaudited)

A.  FINANCIAL CONDITION

At March 31, 2005, the Company had working capital of $4,662,000, including a cash balance of $1,473,000. The Company ended the quarter with stockholders’ equity of $3,368,000, an increase of $2,188,000 from December 31, 2004. For the three months ended March 31, 2005, the Company generated operating income of $2,839,000 and net cash provided from operating activities of $755,000. Net cash used in investing activities was $49,000 and payments of debt were $300,000.

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

On November 9, 2004, the Company announced that it had significantly expanded its scope of services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion of which the Company expects to realize during the first three years of the agreement. Under the terms of both SafeGuard contracts, Boots & Coots will provide training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005.

On March 31, 2005, the Company had $320,000 cash and $2,710,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $449,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of current and future invoice payments will be made in U.S. Dollars. A majority of the Company’s accounts receivable are contracted for payment in U.S. Dollars, therefore, working capital is not expected to be at risk to currency fluctuation to a material degree.

B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

C.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. The Company currently accounts for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. The Company will be required to apply SFAS 123R beginning in the fiscal quarter ending March 31, 2006. The Company is currently assessing the provisions of SFAS 123R and its implications on the consolidated financial statements.

D.  LONG-TERM DEBT AND NOTES PAYABLE

On August 13, 2004, the Company amended its subordinated facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company was also required to pay down approximately $1,635,000 of principal on December 15, 2004. The March 31, 2005 remaining balance of $5,700,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining troubled debt restructuring related credit over the life of the restructured facility. On March 31, 2005, the Company paid to Prudential $300,000 of principal plus accrued interest. The interest rate remains at 12%. In connection with the Company’s amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred for 55,429 shares of common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and the Company issued to Prudential 1,250,000 shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

The financial covenants under the amended agreement with Prudential require that the Company maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowings to an aggregate of $3,000,000. At March 31, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of March 31, 2005. The effective interest rate of the participation was 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company’s option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 29 months (due April 9, 2006) at 11% interest, paid quarterly. On June 1, 2004, the Company and its senior lender executed an agreement reducing the interest rate to 7%.

Substantially all of the Company’s assets are pledged as collateral under the senior debt agreement.

E.  COMMITMENTS AND CONTINGENCIES

The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

F.  EARNINGS PER SHARE

Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings per share for the quarter ended March 31, 2005 and 2004 is illustrated below (in thousands):

	For the three months ended March 31,
	2005	2004
Numerator:
For basic and diluted earnings per share:
Net Income(loss) attributable to common stockholders	$2,262	$(114)
Denominator:
For basic earnings per share-
Weighted-average shares	29,491	27,300
Effect of dilutive securities:
Stock options and warrants	1,552	—
Denominator:
For diluted earnings per share -
Weighted-average shares	31,043	27,300

The exercise price of the Company’s stock options and stock warrants varies from $0.67 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at March 31, 2005, and 2004 would include: (1) 5,244,690 and 823,000 common shares respectively, issuable upon exercise of stock options, (2) 2,954,855 and 6,719,000, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 330,000 and 240,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) 91,000 and 113,000 common shares, respectively, issuable upon conversion of convertible preferred stock. The actual numbers may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

G.  EMPLOYEE BASED STOCK COMPENSATION

The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) for the three month periods ended March 31, 2005 and 2004, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Share-Based Payments”:

	Three Months Ended (000’s)
	March 31, 2005	March 31, 2004
Net income (loss) attributable to common stockholders as reported	$2,262	$(114)
Less total stock based employee compensation expense determined under fair value method for all awards, net of tax related effects	210	15
Pro forma net income (loss) attributable to common stockholders	$2,052	$(129)
Basic net income (loss) per share As reported	$0.08	$0.00
Pro forma	$0.07	$0.00
Diluted net income (loss) per share As reported	$0.07	$0.00
Pro forma	$0.07	$0.00

The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.4%	3.4%
Expected dividend yield	―	―
Expected option life	3 yrs	3 yrs
Expected volatility	65.2%	62.4%
Weighted average fair value of options granted at market value	$ 0.31	$ 0.33

H.  BUSINESS SEGMENT INFORMATION

The current operating segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues.

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event. These services are designed to minimize response time and damage while maximizing safety.

Information concerning operations in the two business segments for the three months ended March 31, 2005 and 2004 is presented below (in thousands).

	Prevention	Response	Consolidated
Three Months Ended March 31, 2005:
Operating Revenues	$3,103	$11,187	$14,290
Operating Income	987	1,852	2,839
Identifiable Operating Assets	3,517	12,680	16,197
Capital Expenditures	—	49	49
Depreciation and Amortization	43	178	221
Interest Expense and Other, net	23	139	162
Three Months Ended March 31, 2004:
Operating Revenues	$2,126	$2,285	$4,411
Operating Income	(221)	552	331
Identifiable Operating Assets	7,596	8,162	15,758
Capital Expenditures	—	41	41
Depreciation and Amortization	114	135	249
Interest Expense and Other, net	(50)	50	—

The nature of the Company’s response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent any trend. During the first quarter 2005 foreign revenues of 69% and 13% of total revenues were generated from Iraq and Venezuela, respectively. During the first quarter 2004 foreign revenues of 17% and 34% of total revenues were generated from Iraq and Venezuela, respectively.

Three of the Company’s customers at March 31, 2005 accounted for 84% of outstanding accounts receivable. All of these countries have nationalized oil companies and the Company has never experienced any credit problems with these countries. One customer at December 31, 2004 accounted for 68% of the outstanding accounts receivable.

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

Overview

The current operating segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues. Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Critical accounting policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. The Company considers its most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

Revenue Recognition - Revenue is recognized on the Company’s service contracts primarily on the basis of contractual day rates as the work is completed. Revenue and cost from product and equipment sales are recognized upon customer acceptance and contract completion. Revenue from reimbursement of subcontractor costs are recognized on the basis of contractual day rates as the work is completed.

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

Recently Issued Accounting Standards - In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. The Company currently accounts for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. The Company will be required to apply SFAS 123R beginning in the fiscal quarter ending March 31, 2006. The Company is currently assessing the provisions of SFAS 123R and its implications on the consolidated financial statements.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company’s periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months ended March 31, 2005 and 2004 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended March 31,
	2005	2004
Revenues
Prevention	$3,103	$2,126
Response	11,187	2,285
	$14,290	$4,411
Cost of Sales
Prevention	$1,357	$963
Response	7,229	471
	$8,586	$1,434
Operating Expenses(1)
Prevention	$572	$882
Response	1,407	711
	$1,979	$1,593
Selling, General and Administrative Expenses(2)
Prevention	$144	$388
Response	521	416
	$665	$804
Depreciation and Amortization (1)
Prevention	$43	$114
Response	178	135
	$221	$249
Operating Income
Prevention	$987	$(221)
Response	1,852	552
	$2,839	$331

                            _________________________

(1)
Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004

Revenues:

Prevention revenues were $3,103,000 for the quarter ended March 31, 2005, compared to $2,126,000 for the quarter ended March 31, 2004, representing an increase of $977,000 (46%) in the current quarter. The increase was primarily the result of the Company beginning work under its SafeGuard agreement in Algeria and an increase in service fees generated from the Company’s WELLSURE® program. These increases were offset by a moderate reduction in Venezuelan activity.

Response revenues were $11,187,000 for the quarter ended March 31, 2005, compared to $2,285,000 for the quarter ended March 31, 2004, an increase of $8,902,000 (390%) in the current year. The increase was primarily the result of work performed in northern Iraq during the 2005 quarter. The Iraq revenue also includes lower margin subcontractor costs of $5,341,000 related to third party pass-through charges for field personnel security. The result of this revenue reduced operating margins for the quarter as compared to normalized operating levels.

Cost of Sales

Prevention cost of sales were $1,357,000 for the quarter ended March 31, 2005, compared to $963,000 for the quarter ended March 31, 2004, an increase of $394,000 (41%) in the current quarter. The increase is related to travel and personnel expense associated with the Company’s SafeGuard operations in Algeria.

Response cost of sales were $7,229,000 for the quarter ended March 31, 2005, compared to $471,000 for the quarter ended March 31, 2004, an increase of $6,758,000 (1,435%) in the current quarter. Total subcontractor costs, in northern Iraq were $6,089,000 for the quarter. The additional increase of $669,000 is related to the variable expenses associated with higher activity level during the 2005 quarter.

Operating Expenses

Consolidated operating expenses were $1,979,000 for the quarter ended March 31, 2005, compared to $1,593,000 for the quarter ended March 31, 2004, an increase of $386,000 (24%) in the current quarter. This increase is due to additional expenses related to increased business development expense, accrued incentive expense and administrative costs associated with international business. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $665,000 for the quarter ended March 31, 2005, compared to $804,000 for the quarter ended March 31, 2004, a decrease of $139,000 (17%) from the prior quarters. This decrease is primarily related to reduced litigation expense from 2004 slightly offset by increases in costs related to compliance with the Sarbanes Oxley act of 2002 and related regulatory requirements. As previously footnoted on the segmented financial table, selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenue.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $28,000 between the quarters ended March 31, 2005 and 2004 due to certain assets being fully depreciated by year end 2004. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon allocation of expenses pro rata between segments based upon relative revenues.

Interest Expense and Other Expenses, net,

The change in interest and other expenses, net of $162,000 for the quarter ended March 31, 2005, as compared to the prior year’s quarter is set forth in the table below (in thousands):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Interest expense - senior debt	13	29
Interest on subordinated notes	180	289
Interest credit related to December 2000 subordinated debt restructuring	(90)	(216)
Deferred interest on subordinated debt	51	—
Interest expense on financing agreements	30	—
Interest Income on cash investments	(12)	(3)
Gain on foreign exchange	(5)	(97)
Other	(5)	(2)
Total Interest and Other	$162	$—

Income Tax Expense

Income taxes for the quarter ended March 31, 2005 and 2004 were $204,000 and $323,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At March 31, 2005, the Company had working capital of $4,662,000, including a cash balance of $1,473,000. The Company ended the quarter with stockholders’ equity of $3,368,000, an increase of $2,188,000 from December 31, 2004. For the three months ended March 31, 2005, the Company generated operating income of $2,839,000 and net cash provided from operating activities of $755,000. Net cash used in investing activities was $49,000 and payments of debt were $300,000.

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

On March 31, 2005, the Company had $320,000 cash and $2,710,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $449,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of future invoice payments will be made in U.S. Dollars. A majority of the Company’s accounts receivable are contracted for payment in U.S. Dollars, therefore, working capital is not expected to be at risk to currency fluctuation to a material degree.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 5 years
Long and short term debt and notes payable	$ 6,450	$ 1,200	$ 3,150	$ 2,100	—
Related accrued interest	$ 1,764	$ 683	$ 828	$ 253	—
Future minimum lease Payments	$ 52	$ 16	$ 36	$ —	—
Total commitments	$ 8,266	$ 1,899	$ 4,014	$ 2,353	—

Credit Facilities/Capital Resources

On August 13, 2004, the Company amended its subordinated facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the new terms, the Company paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. The Company was also required to pay down approximately $1,635,000 of principal on December 15, 2004. The March 31, 2005 remaining balance of $5,700,000 will be paid in equal quarterly installments over the next five years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining Troubled Debt Restructuring (“TDR”) related interest over the life of the restructured facility. On March 31, 2005, the Company paid to Prudential $300,000 of principal plus accrued interest. The interest rate remains at 12%. In connection with the Company’s amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred for 55,429 shares of common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and the Company issued to Prudential 1,250,000 shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

The financial covenants under the amended agreement with Prudential require that the Company maintain a debt to EBITDA ratio of no more than 3.0 to 1, trailing twelve month EBITDA to consolidated interest expense of no less than 2.0 to 1 beginning in the quarter ending on September 30, 2004 and increasing to 3.0 to 1 beginning in the quarter ending on June 30, 2005, and trailing twelve month EBITDA levels of at least $2,750,000 beginning with the quarter ended September 30, 2004 increasing to $3,000,000 beginning with the quarter ending June 30, 2005. The agreement limits additional borrowings to an aggregate of $3,000,000. At March 31, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants.

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of March 31, 2005. The effective interest rate of the participation was 11% after taking into account rate adjustment fees. The Company also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at the Company’s option. The Company issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, the Company and its senior lender executed an agreement extending the term of the loan to 29 months (due April 9, 2006) at 11% interest, paid quarterly. On June 1, 2004, the Company and its senior lender executed an agreement reducing the interest rate to 7%.

Substantially all of the Company’s assets are pledged as collateral under the senior debt agreement.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt consists of fixed-interest rate debt only and has no exposure to market interest rate fluctuations.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On March 31, 2005, the Company had $320,000 cash and $2,710,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $449,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely. The Company has negotiated contract terms with the Company’s primary customer in Venezuela so that a major portion of future invoice payments will be made in U.S. Dollars. A majority of the Company’s accounts receivable are contracted for payment in U.S. Dollars, therefore, working capital is not expected to be at risk to currency fluctuation to a material degree.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, senior vice president - finance and administration and vice president - accounting, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Our chief executive officer, senior vice president - finance and administration and vice president - accounting concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors in Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange commission on March 31, 2005. Our chief executive officer, senior vice president - finance and administration and vice president - accounting reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

Changes in Internal Control - Effective April 15, 2005, the Company hired a senior vice president of finance and administration to oversee the accounting and administrative control functions of the entire Company.

PART II

Item 1.   Legal Proceedings

The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any such proceedings will have a material adverse effect on its operations or financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

(a)	Exhibits

Exhibit No.		Document
*31.1	―	§302 Certification by Jerry Winchester
*31.2		§302 Certification by Dewitt H. Edwards
*32.1		§906 Certification by Jerry Winchester
*32.2		§906 Certification by Dewitt H. Edwards
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By :	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By :	/s/DEWITT H. EDWARDS
Dewitt H. Edwards
Senior Vice President - Finance and
Administration

Date: May 12, 2005