Form 10-Q
period 2005-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2005-08-12
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

_______________

Commission File Number: 1-13817

Boots & Coots International
Well Control, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11615 N. Houston-Rosslyn
Houston, Texas	77086
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 11, 2005, was 29,499,429.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share amounts)

ASSETS

	June 30, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$947	$1,428
Receivables — net	7,889	10,340
Prepaid expenses and other current assets	1,164	1,850
Total current assets	10,000	13,618

PROPERTY AND EQUIPMENT — net	2,520	2,872
DEFERRED TAX ASSET	98	98
OTHER ASSETS	1,570	1,805
Total assets	$14,188	$18,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,950	$1,200
Current portion of accrued interest	296	332
Accounts payable	1,364	3,468
Accrued liabilities	3,181	6,065
Total current liabilities	6,791	11,065

Long term debt and notes payable, net of current maturities .	4,200	5,550
Accrued interest, net of current portion	459	598
Total liabilities	11,450	17,213

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 53,000 shares issued and outstanding	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 29,499,000 and 29,439,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	71,374	70,888
Deferred compensation	(275)	(325)
Accumulated other comprehensive loss	(1,234)	(873)
Accumulated deficit	(67,127)	(68,510)
Total stockholders' equity	2,738	1,180
Total liabilities and stockholders' equity	$14,188	$18,393

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
REVENUES
Service		$4,762	$6,936	$19,052	$11,347

COST OF SALES, excluding depreciation and amortization
Service		2,088	3,002	10,674	4,436

Gross Margin		2,674	3,934	8,378	6,911

Operating expenses		2,001	1,670	3,980	3,263
Selling, general and administrative		662	864	1,327	1,668
Depreciation and amortization		219	252	440	501

OPERATING INCOME (LOSS)		(208)	1,148	2,631	1,479

INTEREST EXPENSE AND OTHER, NET		276	377	438	377

INCOME (LOSS) FROM CONTINUING OPERATIONS, before income taxes		(484)	771	2,193	1,102
INCOME TAX EXPENSE		179	286	383	609

INCOME (LOSS) FROM CONTINUING OPERATIONS		(663)	485	1,810	493

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes		—	(2)	—	(2)

NET INCOME (LOSS)		(663)	483	1,810	491

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS		216	194	427	316

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS		$(879)	$289	$1,383	$175

Basic Earnings (Loss) per Common Share:
Continuing Operations	$	(0.03)	$0.01	$0.05	$0.01
Discontinued Operations		$0.00	$0.00	$0.00	$0.00
Net Income		$(0.03)	$0.01	$0.05	$0.01

Weighted Average Common Shares Outstanding - Basic		29,499,000	27,360,000	29,495,000	27,330,000

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$	(0.03)	$0.01	$0.04	$0.01
Discontinued Operations		$0.00	$0.00	$0.00	$0.00
Net Income		$(0.03)	$0.01	$0.04	$0.01

Weighted Average Common Shares Outstanding - Diluted		29,499,000	27,878,000	31,103,000	27,880,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2005
(000’s)
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid in	Accumulated	Comprehensive	Deferred	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Preferred stock dividends accrued	—	—	—	—	427	(427)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	50	50
Stock options and grants expense	—	—	—	—	59	—	—	—	59
Restricted stock issued	—	—	60	—	—	—	—	—	—
Net income	—	—	—	—	—	1,810	—	—	1,810
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	1,449
BALANCES, June 30, 2005	53	$—	29,499	$—	$71,374	$(67,127)	$(1,234)	$(275)	$2,738

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,810	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	501
Other non-cash charges	109	172
Changes in operating assets and liabilities:
Receivables	2,451	5,945
Prepaid expenses and other current assets	686	447
Net assets/liabilities of discontinued operations	—	(150)
Other assets	235	(63)
Accounts payable and accrued liabilities	(5,163)	(2,913)
Net cash provided by operating activities	568	4,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(88)	(103)
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(88)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of subordinated debt	(600)	(854)
Net cash used in financing activities	(600)	(854)
Impact of foreign currency on cash	(361)	(478)
Net increase in cash and cash equivalents	(481)	2,999
CASH AND CASH EQUIVALENTS, beginning of period	1,428	1,543
CASH AND CASH EQUIVALENTS, end of period	$947	$4,542

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$377	$919
Cash paid for income taxes	66	915
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	—	13
Preferred stock dividends accrued	427	303

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	FINANCIAL CONDITION

At June 30, 2005, the Company had working capital of $3,209,000, including a cash balance of $947,000. The Company ended the quarter with stockholders’ equity of $2,738,000, an increase of $1,558,000 from December 31, 2004. For the six months ended June 30, 2005, the Company generated operating income of $2,631,000 and net cash provided from operating activities of $568,000. Net cash used in investing activities was $88,000 and payments of debt were $600,000.

The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical “event” whereas prevention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenues. Historically the Company has relied upon event driven services as the primary source of its operating revenues. More recently the Company’s strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

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

On June 30, 2005, the Company had $412,000 cash and $3,893,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $478,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely.

B.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on accounting change, if any, that occur in a future period.

D.	LONG-TERM DEBT AND NOTES PAYABLE

The remaining balance of the Company’s amended subordinated facility with Prudential as of June 30, 2005 of $5,400,000 that will be paid in equal quarterly installments through the final maturity date of December 31, 2009. The agreement limits additional borrowings to an aggregate of $3,000,000. At June 30, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants.

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of June 30, 2005. The loan is now classified as a current liability and will be due on April 9, 2006.

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

Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings per share for the periods ended June 30, 2005 and 2004 is illustrated below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Numerator:
For basic and diluted earnings per share:
Net income (loss) from continuing operations attributable to common stockholders	$(879)	$289	$1,383	$175
Denominator:
For basic earnings per share-
Weighted-average shares	29,499	27,360	29,495	27,330
Effect of dilutive securities:
Convertible preferred stock	—	33	—	—
Stock options and warrants	—	485	1,608	550
Denominator:
For diluted earnings per share -
Weighted-average shares	29,499	27,878	31,103	27,880

The exercise price of the Company’s stock options and stock warrants varies from $0.67 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at June 30, 2005, and 2004 would include: (1) 5,660,000 and 823,000 common shares respectively, issuable upon exercise of stock options, (2) 2,695,000 and 6,719,000, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 330,000 and 240,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) 93,000 and 113,000 common shares, respectively, issuable upon conversion of convertible preferred stock. The actual numbers may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

G.	EMPLOYEE BASED STOCK COMPENSATION

The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the net income for the three and six month periods ended June 30, 2005 and 2004, respectively, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) attributable to common stockholders as reported	$(879)	$289	$1,383	$175
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	282	14	492	29
Pro forma net income (loss) attributable to common stockholders	$(1,161)	$275	$891	$146
Basic net income (loss) per share
As reported	$(0.03)	$0.01	$0.05	$0.01
Pro forma	$(0.04)	$0.01	$0.03	$0.01
Diluted net income (loss) per share
As reported	$(0.03)	$0.01	$0.04	$0.01
Pro forma	$(0.04)	$0.01	$0.03	$0.01

The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Six Months Ended June 30,
	2005	2004
Risk-free interest rate	3.4%	3.4%
Expected dividend yield	―	―
Expected option life	3 yrs	3 yrs
Expected volatility	72.2%	62.4%
Weighted average fair value of options granted at market value	$0.35	$0.33

H.	BUSINESS SEGMENT INFORMATION

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

Information concerning operations in the two business segments for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands).

	Prevention	Response	Consolidated

Three Months Ended June 30, 2005:
Operating Revenues	$4,127	$635	$4,762
Operating Income (Loss)	749	(957)	(208)
Identifiable Operating Assets	5,384	8,804	14,188
Capital Expenditures	15	24	39
Depreciation and Amortization	108	111	219
Interest Expense and Other	126	150	276

Three Months Ended June 30, 2004:
Operating Revenues	$2,217	$4,719	$6,936
Operating Income	(47)	1,195	1,148
Identifiable Operating Assets	6,121	9,871	15,992
Capital Expenditures	37	25	62
Depreciation and Amortization	62	190	252
Interest Expense and Other	130	247	377

	Prevention	Response	Consolidated

Six Months Ended June 30, 2005:
Net Operating Revenues	$7,230	$11,822	$19,052
Operating Income (Loss)	1,732	899	2,631
Identifiable Operating Assets	5,384	8,804	14,188
Capital Expenditures	33	55	88
Depreciation and Amortization	153	287	440
Interest Expense and Other	150	288	438

Six Months Ended June 30, 2004:
Net Operating Revenues	$4,343	$7,004	$11,347
Operating Income	(268)	1,747	1,479
Identifiable Operating Assets	6,121	9,871	15,992
Capital Expenditures	37	66	103
Depreciation and Amortization	177	324	501
Interest Expense and Other	79	298	377

The Company’s response revenue stream is event driven and unpredictable, making it difficult to determine a trend from quarter to quarter and country to country distributions of revenues. During the second quarter 2004 foreign revenues of 41% and 26% of total revenues were generated from Iraq and Venezuela, respectively. During the second quarter 2005 foreign revenues of 0% and 39% of total revenues were generated from Iraq and Venezuela, respectively. For the six months ended June 30, 2005 foreign revenues of 60% and 15% of total revenues were generated from Iraq and Venezuela, respectively. For the six months ended June 30, 2004 foreign revenues of 20% and 27% of total revenues were generated from Iraq and Venezuela, respectively.

At June 30, 2005, two Algerian customers accounted for 33% of the outstanding accounts receivable and one Venezuelan customer accounted for 50% of the outstanding accounts receivable. The Company does not consider this concentration to represent significant credit risk given the nature of the customers and their payment history.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,”“may not,”“believes,”“do not believe,”“expects,”“do not expect,”“do not anticipate,” and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and results of operations may vary materially.

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

Overview

The Company’s current operating segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues. Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on accounting change, if any, that occur in a future period.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company’s periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months and six months ended June 30, 2005 and 2004 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Prevention	$4,127	$2,217	$7,230	$4,343
Response	635	4,719	11,822	7,004
	$4,762	$6,936	$19,052	$11,347
Cost of Sales
Prevention	$1,811	$1,296	$3,168	$2,259
Response	277	1,706	7,506	2,177
	$2,088	$3,002	$10,674	$4,436
Operating Expenses(1)
Prevention	$1,100	$655	$1,673	$1,536
Response	901	1,015	2,307	1,727
	$2,001	$1,670	$3,980	$3,263
Selling, General and Administrative Expenses (2)
Prevention	$359	$251	$504	$639
Response	303	613	823	1,029
	$662	$864	$1,327	$1,668
Depreciation and Amortization (1)
Prevention	$108	$62	$153	$177
Response	111	190	287	324
	$219	$252	$440	$501
Operating Income (loss)
Prevention	$749	$(47)	$1,732	$(268)
Response	(957)	1,195	899	1,747
	$(208)	$1,148	$2,631	$1,479

________________________________

(1)
Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Three Months Ended June 30, 2005 with the Three Months Ended June 30, 2004

Revenues

Prevention revenues were $4,127,000 for the quarter ended June 30, 2005, compared to $2,217,000 for the quarter ended June 30, 2004, representing an increase of $1,910,000 (86.2%) in the current quarter. The increase was primarily the result of the Company beginning work under its SafeGuard agreement in Algeria and an increase in service fees generated from the Company’s WELLSURE®program. These increases were offset by a slight reduction in Venezuelan activity.

Response revenues were $635,000 for the quarter ended June 30, 2005, compared to $4,719,000 for the quarter ended June 30, 2004, a decrease of $4,084,000 (86.5%) in the current quarter. The decrease was primarily the result a substantial decline in response activity in Iraq.

Cost of Sales

Prevention cost of sales were $1,811,000 for the quarter ended June 30, 2005, compared to $1,296,000 for the quarter ended June 30, 2004, an increase of $515,000 (39.7%) in the current quarter. The increase is related to travel and personnel expense associated with the Company’s SafeGuard operations in Algeria.

Response cost of sales were $277,000 for the quarter ended June 30, 2005, compared to $1,706,000 for the quarter ended June 30, 2004, a decrease of $1,429,000 (83.8%) in the current quarter. The decrease is related to the variable expenses associated with lower response activity levels in Iraq during the 2005 quarter.

Operating Expenses

Consolidated operating expenses were $2,001,000 for the quarter ended June 30, 2005, compared to $1,670,000 for the quarter ended June 30, 2004, an increase of $331,000 (19.8%) in the current quarter. This increase is due to increased business development expense, accrued incentive expense and administrative costs associated with international business activities. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $662,000 for the quarter ended June 30, 2005, compared to $864,000 for the quarter ended June 30, 2004, a decrease of $202,000 (23.4%) from the prior year’s quarter. This decrease is primarily related to reduced litigation expense compared to 2004 slightly offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements. As previously footnoted on the segmented financial table, selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenue.

Depreciation

Consolidated depreciation and amortization expense decreased by $33,000 between the quarters ended June 30, 2005 and 2004 due to certain assets being fully depreciated by year end 2004. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon allocation of expenses pro rata between segments based upon relative revenues.

Interest Expense and Other, net

The change in interest expense and other, net, of $101,000 for the quarter ended June 30, 2005, as compared to the prior year’s quarter is set forth in the table below (in thousands):

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Interest expense - senior debt	$13	$18
Interest on subordinated notes	171	289
Interest credit related to December 2000 subordinated debt restructuring	(85)	(216)
Amortization of deferred loan costs	51	—
Interest expense on financing agreements	19	—
Interest income on cash investments	(12)	(6)
(Gain) on foreign exchange	(9)	(4)
Legal settlements and other	128	296
Total interest and other, net	$276	$377

Income Tax Expense

Income taxes for the quarters ended June 30, 2005 and 2004 were $179,000 and $286,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004

Revenues

Prevention revenues were $7,230,000 for the six months ended June 30, 2005, compared to $4,343,000 for the six months ended June 30, 2004, representing an increase of $2,887,000 (66.5%) in the current period. The increase was primarily the result of the Company beginning work under its SafeGuard agreement in Algeria and an increase in service fees generated from the Company’s WELLSURE®program. These increases were offset by a moderate reduction in Venezuelan activity.

Response revenues were $11,822,000 for the six months ended June 30, 2005, compared to $7,004,000 for the six months ended June 30, 2004, an increase of $4,818,000 (68.8%) in the current period. The Iraq revenue also includes lower margin subcontractor costs of $5,341,000 related to third party pass-through charges for field personnel security. The result of this revenue reduced operating margins for the quarter as compared to normalized operating levels.

Cost of Sales

Prevention cost of sale were $3,168,000 for the six months ended June 30, 2005, compared to $2,259,000 for the six months ended June 30, 2004, an increase of $909,000 (40.2%) in the current period. The increase is related to travel and personnel expense associated with the Company’s SafeGuard operations in Algeria.

Response cost of sales were $7,506,000 for the six months ended June 30, 2005, compared to $2,177,000 for the six months ended June 30, 2004, an increase of $5,329,000 (244.8%) in the current period. Total subcontractor costs in northern Iraq were $6,089,000 for the current six month period. The decrease is related to the variable expenses associated with lower response activity levels during the 2005 period.

Operating Expenses

Consolidated operating expenses were $3,980,000 for the six months ended June 30, 2005, compared to $3,263,000 for the six months ended June 30, 2004, an increase of $717,000 (22%) in the current period. This increase is due to increased business development expense, accrued incentive expense and administrative costs associated with international business activities. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $1,327,000 for the six months ended June 30, 2005, compared to $1,668,000 for the six months ended June 30, 2004, a decrease of $341,000 (20.4%) from the prior period. This decrease is primarily related to reduced litigation expense compared to 2004 partially offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements. As previously footnoted on the segmented financial table, selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenue.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $61,000 between the quarters ended June 30, 2005 and 2004 due to certain assets being fully depreciated by year end 2004. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon allocation of expenses pro rata between segments based upon relative revenues.

Interest Expense and Other, net

The change in interest expense and other, net increase of $61,000 for the six months ended June 30, 2005, as compared to the prior year’s period is set forth in the table below (in thousands):

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Interest expense - senior debt	$26	$47
Interest on subordinated notes	351	578
Interest credit related to December 2000 subordinated debt restructuring	(175)	(432)
Amortization of deferred loan costs	101	—
Interest expense on financing agreements	46	—
Interest income on cash investments	(24)	(9)
(Gain) on foreign exchange	(14)	(101)
Legal settlements and other	127	294
Total interest and other, net	$438	$377

Income Tax Expense

Income taxes for the six months ended June 30, 2005 and 2004 were $383,000 and $609,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At June 30, 2005, the Company had working capital of $3,209,000, including a cash balance of $947,000. The Company ended the quarter with stockholders’ equity of $2,738,000, an increase of $1,558,000 from December 31, 2004. For the six months ended June 30, 2005, the Company generated operating income of $2,631,000 and net cash provided from operating activities of $568,000. Net cash used in investing activities was $88,000 and payments of debt were $600,000.

The Company generates its revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical “event” whereas prevention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common market activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenues. Historically the Company has relied upon event driven services as the primary source of its operating revenues. More recently the Company’s strategy has been to achieve greater balance between event and non-event service revenues. While the Company has successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for the Company.

On June 30, 2005, the Company had $412,000 cash and $3,893,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $478,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 5 years
Long and short term debt and notes payable	$6,150	$1,950	$2,400	$1,800	—
Related accrued interest	$755	$296	$372	$87	—
Future minimum lease Payments	$52	$24	$28	$—	—
Total commitments	$6,957	$2,270	$2,800	$1,887	—

Credit Facilities/Capital Resources

The remaining balance of the Company’s amended subordinated facility with Prudential as of June 30, 2005 of $5,400,000 that will be paid in equal quarterly installments through the final maturity date of December 31, 2009. The agreement limits additional borrowings to an aggregate of $3,000,000. At June 30, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants.

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of June 30, 2005. The loan is now classified as a current liability and will be due on April 9, 2006.

Substantially all of the Company’s assets are pledged as collateral under the senior debt agreement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt consists of fixed-interest rate debt only and has no exposure to market interest rate fluctuations.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On June 30, 2005, the Company had $412,000 cash and $3,893,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $478,000 during 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, senior vice president - finance and administration and vice president - accounting, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Our chief executive officer, senior vice president - finance and administration and vice president - accounting concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in our Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange commission on March 31, 2005. Our chief executive officer, senior vice president - finance and administration and vice president - accounting reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

Changes in Internal Control - Effective April 15, 2005, the Company hired a senior vice president of finance and administration to oversee the accounting and administrative control functions of the Company.

PART II

Item 1.	Legal Proceedings

The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. The Company does not believe that any such proceedings will have a material adverse effect on its operations or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.		Document
*31.1	-	§302 Certification by Jerry Winchester
*31.2		§302 Certification by Dewitt H. Edwards
*32.1		§906 Certification by Jerry Winchester
*32.2		§906 Certification by Dewitt H. Edwards

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL
CONTROL, INC.

	By:	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

	By:	/s/ DEWITT H. EDWARDS
Dewitt H. Edwards
Senior Vice President - Finance and Administration

Date: August 12, 2005