Form 10-Q
period 2005-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2005-11-14
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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
Yes ☐   No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 11, 2005, was 29,499,429.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,666	$1,428
Receivables — net	6,234	10,340
Prepaid expenses and other current assets	1,678	1,850
Total current assets	9,578	13,618

PROPERTY AND EQUIPMENT — net	2,450	2,872
DEFERRED TAX ASSET	98	98
OTHER ASSETS	1,530	1,805
Total assets	$13,656	$18,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,950	$1,200
Current portion of accrued interest	278	332
Accounts payable	329	3,468
Accrued liabilities	4,501	6,065
Total current liabilities	7,058	11,065

Long term debt and notes payable, net of current maturities	3,900	5,550
Accrued interest, net of current portion	396	598
Total liabilities	11,354	17,213

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 53,000 shares issued and outstanding at September 30, 2005 and December 31, 2004)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 29,499,000 and 29,439,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	71,604	70,888
Deferred compensation	(250)	(325)
Accumulated other comprehensive loss	(1,234)	(873)
Accumulated deficit	(67,818)	(68,510)
Total stockholders' equity	2,302	1,180
Total liabilities and stockholders' equity	$13,656	$18.393

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Service	$4,612	$3,308	$23,664	$14,655

COST OF SALES, excluding depreciation and amortization
Service	1,846	975	12,520	5,411

Gross Margin	2,766	2,333	11,144	9,244

Operating expenses	1,842	1,770	5,822	5,033
Selling, general and administrative	662	1,038	1,989	2,706
Depreciation and amortization	152	279	592	780

OPERATING INCOME (LOSS)	110	(754)	2,741	725

INTEREST EXPENSE AND OTHER, NET	85	309	523	686

INCOME (LOSS) FROM CONTINUING OPERATIONS, before income taxes	25	(1,063)	2,218	39
INCOME TAX EXPENSE	494	247	877	856

INCOME (LOSS) FROM CONTINUING OPERATIONS	(469)	(1,310)	1,341	(817)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	—	(23)	—	(25)

NET INCOME (LOSS)	(469)	(1,333)	1,341	(842)

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS	222	219	649	535

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(691)	$(1,552)	$692	$(1,377)

Basic Earnings (Loss) per Common Share:
Continuing Operations	$(0.02)	$(0.05)	$0.02	$(0.05)
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Net Income (Loss)	$(0.02)	$(0.05)	$0.02	$(0.05)

Weighted Average Common Shares Outstanding - Basic	29,499,000	28,405,000	29,497,000	27,380,000

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$(0.02)	$(0.05)	$0.02	$(0.05)
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Net Income (Loss)	$(0.02)	$(0.05)	$0.02	$(0.05)

Weighted Average Common Shares Outstanding - Diluted	29,499,000	28,405,000	31,376,000	27,380,000

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2005
(000’s)
(Unaudited)
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Deferred	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Preferred stock dividends accrued	—	—	—	—	649	(649)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	75	75
Stock options and grants expense	—	—	—	—	67	—	—	—	67
Restricted stock issued	—	—	60	—	—	—	—	—	—
Net income	—	—	—	—	—	1,341	—	—	1,341
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	980
BALANCES, September 30, 2005	53	$—	29,499	$—	$71,604	$(67,818)	$(1,234)	$(250)	$2,302

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,341	$(842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	592	780
Other non-cash charges	142	361
Changes in operating assets and liabilities:
Receivables	4,106	7,416
Prepaid expenses and other current assets	172	(133)
Net assets/liabilities of discontinued operations	—	(150)
Other assets	275	—
Accounts payable and accrued liabilities	(4,959)	(2,615)
Net cash provided by operating activities	1,669	4,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(170)	(339)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	(170)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of subordinated debt	(900)	(2,000)
Impact of foreign currency on cash	(361)	(434)
Net increase in cash and cash equivalents	238	2,062
CASH AND CASH EQUIVALENTS, beginning of period	1,428	1,543
CASH AND CASH EQUIVALENTS, end of period	$1,666	$3,605

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$539	$948
Cash paid for income taxes	142	1,194
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	—	13
Deferred compensation	75	140
Common stock issued for debt modification	—	1,088
Preferred stock dividends accrued	649	522

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on accounting change, if any, that occurs in a future period.

C. LONG-TERM DEBT AND NOTES PAYABLE

The remaining balance of the Company’s amended subordinated facility with Prudential as of September 30, 2005 of $5,100,000 is payable in equal quarterly installments through the final maturity date of December 31, 2009. The agreement limits additional borrowings to an aggregate of $3,000,000. At September 30, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants.

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of September 30, 2005. The loan is now classified as a current liability and will be due on April 9, 2006. Substantially all of the Company’s assets are pledged as collateral under the senior debt agreement.

D. COMMITMENTS AND CONTINGENCIES

The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

E. EARNINGS PER SHARE

Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September, 2005 and 2004 is set forth below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Numerator:
For basic and diluted earnings per share:
Net Income (loss) from continuing
operations attributable to common
stockholders	$(691)	$(1,552)	$692	$(1,377)
Denominator:
For basic earnings per share-
Weighted-average shares	29,499	28,405	29,497	27,380
Effect of dilutive securities:
Stock options and warrants	—	—	1,879	—
Denominator:
For diluted earnings per share -
Weighted-average shares	29,499	28,405	31,376	27,380

The exercise price of the Company’s stock options and stock warrants varies from $0.67 to $5.00 per share. The Company’s convertible securities have a conversion price of $3.00. Assuming that exercises and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at September 30, 2005, and 2004 would include: (1) 5,585,000 and 1,323,000 common shares respectively, issuable upon exercise of stock options, (2) 2,572,000 and 2,932,000, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 330,000 and 540,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) 96,000 and 87,000 common shares, respectively, issuable upon conversion of convertible preferred stock. The actual numbers may be substantially less depending on the market price of the Company’s common stock at the time of conversion.

F. EMPLOYEE BASED STOCK COMPENSATION

The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expense associated with option grants were not recognized in the net income (loss) for the three and nine month periods ended September 30, 2005 and 2004, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss) attributable to common stockholders as reported	$(691)	$(1,552)	$692	$(1,377)
Less total stock based employee compensation expense determined under fair value method for all awards, net of tax related effects	247	14	739	43
Pro forma net loss attributable to common stockholders	$(938)	$(1,566)	$(47)	$(1,420)
Basic net income per share
As reported	$(0.02)	$(0.05)	$0.02	$(0.05)
Pro forma	$(0.03)	$(0.06)	$0.00	$(0.05)
Diluted net income (loss) per share
As reported	$(0.02)	$(0.05)	$0.02	$(0.05)
Pro forma	$(0.03)	$(0.06)	$0.00	$(0.05)

The company used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	3.4%	3.4%
Expected dividend yield	―	―
Expected option life	3 yrs	3 yrs
Expected volatility	71.5%	62.4%
Weighted average fair value of options granted at market value	$0.43	$0.33

G. BUSINESS SEGMENT INFORMATION

The operating segments are Prevention and Response. The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event. These services are designed to minimize response time and damage while maximizing safety.

Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative expenses have been allocated between segments pro rata based on relative revenues. Operating expenses and depreciation have been charged to each segment based upon specific identification of expense and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Information concerning operations in the two business segments for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands).

	Prevention	Response	Consolidated
Three Months Ended September 30, 2005:
Net Operating Revenues	$3,109	$1,503	$4,612
Operating Income (Loss)	203	(93)	110
Identifiable Operating Assets	5,966	7,690	13,656
Capital Expenditures	41	41	82
Depreciation and Amortization	86	66	152
Interest Expense and Other, net	58	27	85

Three Months Ended September 30, 2004:
Net Operating Revenues	$1,947	$1,361	$3,308
Operating Income (Loss)	(332)	(422)	(754)
Identifiable Operating Assets	6,495	8,638	15,133
Capital Expenditures	101	135	236
Depreciation and Amortization	121	158	279
Interest Expense and Other, net	147	162	309

	Prevention	Response	Consolidated
Nine Months Ended September 30, 2005:
Net Operating Revenues	$10,339	$13,325	$23,664
Operating Income	1,936	805	2,741
Identifiable Operating Assets	5,966	7,690	13,656
Capital Expenditures	74	96	170
Depreciation and Amortization	238	354	592
Interest Expense and Other, net	208	315	523

Nine Months Ended September 30, 2004:
Net Operating Revenues	$6,294	$8,361	$14,655
Operating Income (Loss)	(595)	1,320	725
Identifiable Operating Assets	6,495	8,638	15,133
Capital Expenditures	145	194	339
Depreciation and Amortization	298	482	780
Interest Expense and Other, net	227	459	686

       The Company’s response revenue stream is event driven and unpredictable, making it difficult to determine a trend from quarter to quarter in revenues and country to country distribution of revenues. During the third quarter 2004 foreign revenues of 0% and 25% of total revenues were generated from Iraq and Venezuela, respectively. During the third quarter 2005 foreign revenues of 0% and 12% of total revenues were generated from Iraq and Venezuela, respectively. For the nine months ended September 30, 2005 foreign revenues of 51% and 14% of total revenues were generated from Iraq and Venezuela, respectively. For the nine months ended September 30, 2004 foreign revenues of 16% and 27% of total revenues were generated from Iraq and Venezuela, respectively.

At September 30, 2005, two Algerian customers accounted for 24% of the outstanding accounts receivable and one Venezuelan customer accounted for 27% of the outstanding accounts receivable. The Company does not consider this concentration to represent significant credit risk given the nature of the customers and their payment history.

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

Overview

The operating segments are Prevention and Response. The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, services associated with the Company's Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative expenses have been allocated between segments pro rata based on relative revenues. Operating expenses and depreciation have been charged to each segment based upon specific identification of expense and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on accounting change, if any, that occurs in a future period.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in the Company’s periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three and nine months ended September 30, 2005 and 2004 is presented below. Certain reclassifications have been made to the prior periods to conform to the current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Prevention	$3,109	$1,947	$10,339	$6,294
Response	1,503	1,361	13,325	8,361
	$4,612	$3,308	$23,664	$14,655
Cost of Sales
Prevention	$1,404	$740	$4,572	$2,999
Response	442	235	7,948	2,412
	$1,846	$975	$12,520	$5,411
Operating Expenses(1)
Prevention	$1,051	$895	$2,724	$2,431
Response	791	875	3,098	2,602
	$1,842	$1,770	$5,822	$5,033
Selling, General and Administrative
Expenses (2)
Prevention	$365	$523	$869	$1,161
Response	297	515	1,120	1,545
	$662	$1,038	$1,989	$2,706
Depreciation and Amortization (1)
Prevention	$86	$121	$238	$298
Response	66	158	354	482
	$152	$279	$592	$780
Operating Income (Loss)
Prevention	$203	$(332)	$1,936	$(595)
Response	(93)	(422)	805	1,320
	$110	$(754)	$2,741	$725
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

Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004

Revenues

Prevention revenues were $3,109,000 for the quarter ended September 30, 2005, compared to $1,947,000 for the three months ended September 30, 2004, representing increase of $1,162,000 (59.7%) in the current quarter. The increase was primarily the result of the Company performing work under its SafeGuard agreement in Algeria, partially offset by a decrease in service fees generated from the Company’s WELLSURE® program and a reduction in Venezuelan activity.

Response revenues were $1,503,000 for the quarter ended September 30, 2005, compared to $1,361,000 for the three months ended September 30, 2004, increase of $142,000 (10.4%) in the current quarter. This increase was primarily the result of activity in India, WELLSURE® client events and activity related to hurricane Katrina in the Gulf of Mexico.

Cost of Sales

Prevention cost of sales were $1,404,000 for the quarter ended September 30, 2005, compared to $740,000 for the quarter ended September 30, 2004, an increase of $664,000 (89.7%) in the current quarter. The increase is due to the increased variable expenses associated with the increased SafeGuard revenue in Algeria offset by decreased variable expense in the Venezuelan operation.

Response cost of sales were $442,000 for the quarter ended September 30, 2005, compared to $235,000 for the quarter ended September 30, 2004, an increase of $207,000 (88.1%) in the current quarter. This increase was due to higher subcontractor costs in the current quarter as compared to the prior year.

Operating Expenses

Consolidated operating expenses were $1,842,000 for the quarter ended September 30, 2005, compared to $1,770,000 for the quarter ended September 30, 2004, an increase of $72,000 (4.1%) in the current quarter. This increase is due to increased business development expense, accrued incentive compensation expense and administrative costs associated with international business activities. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $662,000 for the quarter ended September 30, 2005, compared to $1,038,000 for the quarter ended September 30, 2004, a decrease of $376,000 (36.2%) from the prior year’s quarter. This decrease is primarily related to reduced litigation expense compared to 2004 slightly offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements. As previously footnoted on the segmented financial table, selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenue.

Depreciation

Consolidated depreciation and amortization expense decreased by $127,000 in the quarter ended September 30, 2005 compared to the 2004 quarter, as a result of certain assets being fully depreciated by year end 2004. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon allocation of expenses pro rata between segments based upon relative revenues.

Interest Expense and Other, Net

Changes in interest expense and other, net of $224,000 for the quarter ended September 30, 2005, as compared to the prior year quarter are set forth in the table below (in thousands):

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Financing fees	$—	$190
Interest expense - senior debt	13	13
Interest on subordinated notes	162	289
Interest credit related to December 2000 subordinated debt restructuring	(81)	(245)
Interest income on cash investments	(10)	—
Gain on foreign exchange	—	(3)
Amortization of deferred loan costs	51	—
Legal settlements and other	(50)	65
Total Interest and Other, net	$85	$309

Income Tax Expense

Income taxes for the quarter ended September 30, 2005 and 2004 were $494,000 and $247,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Comparison of the Nine Months Ended September 30, 2005 with the Nine Months Ended September 30, 2004

Revenues

Prevention revenues were $10,339,000 for the nine months ended September 30, 2005, compared to $6,294,000 for the nine months ended September 30, 2004, representing an increase of $4,045,000 (64.3%) in the current period. The increase was primarily the result of the Company performing work under its SafeGuard agreements in Algeria and a moderate increase in service fees generated from the Company’s WELLSURE® program. These increases were offset by a reduction in Venezuelan activity.

Response revenues were $13,325,000 for the nine months ended September 30, 2005, compared to $8,361,000 for the nine months ended September 30, 2004, an increase of $4,964,000 (59.4%) in the current period. This increase was the result of revenues from response to critical well events in Iraq, which includes pass through subcontractor costs of $5,341,000 related to subcontractor charges incurred for field personnel security, partially offset by a general reduction in response activity levels during the second quarter. The revenue resulting from the pass through of subconatractors costs reduces operating margins for the quarter compared to normalized operating levels.

Cost of Sales

Prevention cost of sales were $4,572,000 for the nine months ended September 30, 2005, compared to $2,999,000 for the nine months ended September 30, 2004, an increase of $1,573,000 (52.5%) in the current period. The increase is due to the increased variable expense associated with the increased revenue in Algeria and the Company’s WELLSURE® program offset by decreased variable expense in the Venezuelan operation.

Response cost of sales were $7,948,000 for the nine months ended September 30, 2005, compared to $2,412,000 for the nine months ended September 30, 2004, an increase of $5,536,000 (229.5%) in the current period. This increase was the result of subcontractor costs of $5,341,000 for field personnel security related to Iraq response activities. The subcontractor costs were third party pass-through charges.

Operating Expenses

Consolidated operating expenses were $5,822,000 for the nine months ended September 30, 2005, compared to $5,033,000 for the nine months ended September 30, 2004, an increase of $789,000 (15.7%) in the current period. This increase is due to increased business development expense, accrued incentive compensation expense and administrative costs associated with international business activities. As previously footnoted on the segmented financial table, operating expenses have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $1,989,000 for the nine months ended September 30, 2005, compared to $2,706,000 for the nine months ended September 30, 2004, a decrease of $717,000 (26.5%) from the prior period. This decrease is primarily related to reduced litigation expense compared to 2004 partially offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements. As previously footnoted on the segmented financial table, selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenue.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $188,000 in the nine months ended September 30, 2005 compared to the 2004 period, as a result of certain assets being fully depreciated by year end 2004. As previously footnoted on the segmented financial table, depreciation has been charged to each segment based upon allocation of expenses pro rata between segments based upon relative revenues.

Interest Expense and Other, Net

Changes in interest expense and other, net of $163,000 for the nine months ended September 30, 2005, as compared to the prior period are set forth in the table below (in thousands):

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Financing fees	$—	$190
Interest expense - senior debt	39	60
Interest on subordinated note	513	867
Interest credit related to December 2000 subordinated debt restructuring	(256)	(677)
Interest expense on financing agreements	46	—
Interest income on cash investments	(34)	—
Gain on foreign exchange	(14)	(104)
Amortization of deferred loan costs	152	—
Legal Settlements and other	77	350
Total Interest and Other, net	$523	$686

Income Tax Expense

Income taxes for the nine months ended September 30, 2005 and 2004 were $877,000 and $856,000, respectively, and are a result of taxable income in the Company’s foreign operations.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At September 30, 2005, the Company had working capital of $2,520,000, including a cash balance of $1,666,000. The Company ended the quarter with stockholders’ equity of $2,302,000. For the nine months ended September 30, 2005, the Company generated operating income of $2,741,000 and net cash provided from operating activities of $1,669,000. Net cash used in investing activities was $170,000 and payments of debt were $900,000.

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

On September 30, 2005, the Company had $951,000 cash and $1,847,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Of this cash, $457,000 was denominated in U.S. Dollars and resided in a U.S. bank. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $434,000 during the nine months ended September 30, 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 5 years
Long and short term debt and notes payable	$5,850	$1,950	$2,400	$1,500	—
Related accrued non-cash interest	$674	$278	$335	$61	—
Future minimum lease Payments	$46	$22	$24	$—	—
Total commitments	$6,570	$2,250	$2,759	$1,561	—

Credit Facilities/Capital Resources

The remaining balance of the Company’s amended subordinated facility with Prudential as of September 30, 2005 of $5,100,000 is payable in equal quarterly installments through the final maturity date of December 31, 2009. The agreement limits additional borrowings to an aggregate of $3,000,000. At September 30, 2005, and through the date of this document, the Company is in compliance with all of its financial covenants.

On April 9, 2002, the Company entered into a loan participation agreement under its existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments. The Company borrowed $750,000 on that day and the amount remains outstanding as of September 30, 2005. The loan is now classified as a current liability and will be due on April 9, 2006. Substantially all of the Company’s assets are pledged as collateral under the senior debt agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt consists of fixed-interest rate debt only and has no exposure to market interest rate fluctuations.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically endeavors to denominate its contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On September 30, 2005, the Company had $951,000 cash and $1,847,000 accounts receivable attributable to its Venezuelan SafeGuard operations. Of this cash, $457,000 was denominated in U.S. Dollars and resided in a U.S. bank. Effective February 5, 2004, the exchange rate changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate changed again from 1,920 to 2,150 Bolivars to the U.S. dollar. The Company has taken a charge to equity under the caption “foreign currency translation loss” for approximately $361,000 and $434,000 during the nine months ended September 30, 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. The Company is monitoring the situation closely.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and senior vice president - finance and administration, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Our chief executive officer and senior vice president - finance and administration concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in our Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange commission on March 31, 2005. Our chief executive officer and senior vice president - finance and administration reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

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

  None

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Document
31.1*	―	§302 Certification by Jerry Winchester
31.2*	—	§302 Certification by Dewitt H. Edwards
32.1*	—	§906 Certification by Jerry Winchester
32.2*	—	§906 Certification by Dewitt H. Edwards

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

Date: November 14, 2005