Form 10-Q/A
period 2005-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2006-01-19
CIK 833845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at January 16, 2006, were 29,499,429.

This Amendment No. 1 to the Form 10-Q filed with the Commission on November 14, 2005, is being filed solely to clarify under “Item 4. Controls and Procedures” that there were no changes to the registrant’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the registrant is including as Exhibits to this Amendment No. 1 certain certifications as of the date of this Amendment No. 1. Item 4 of the Form 10-Q, as amended, as follows:

PART I

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and senior vice president - finance and administration, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Our chief executive officer and senior vice president - finance and administration concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in our Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange commission on March 31, 2005. Our chief executive officer and senior vice president - finance and administration reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

Changes in Internal Control. There were no changes in internal control over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 6. Exhibits

(a) Exhibits

31.1 Certification of Jerry Winchester
31.2 Certification of Dewitt H. Edwards
32.1 Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By:	/s/ DEWITT H. EDWARDS
Dewitt H. Edwards
Senior Vice President - Finance and Administration

Date: January 18, 2006

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Jerry Winchester
31.2	Certification of Dewitt H. Edwards
32.1	Section 1350 Certification