Form 10-K
period 2005-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2006-03-31
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
_______________

Form 10-K
_______________

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filers (as defined in Exchange Act Rule (2b-2))
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act. Yes☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2005 was $30,761,000

The number of shares of the issuer's common stock, par value $.00001, outstanding on March 30, 2006 was 58,269,971

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2005

This Annual Report on Form 10-K and the documents referred to herein contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors and, as a consequence, actual results may differ materially from those expressed in these forward-looking statements. See Item 1A - Risk Factors and Item 7 of Part II - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

PART I

Item 1.	Description of Business

General

Boots & Coots International Well Control, Inc., Houston, Texas, (the “Company”) provides a suite of integrated oilfield services centered on the prevention, emergency response and restoration of blowouts and well fires around the world. Our proprietary risk management program, WELLSURE®, combines traditional well control insurance with post-event response as well as preventative services, giving oil and gas operators and insurance underwriters a medium for effective management of well control insurance policies. Our SafeGuard program, developed for international producers and operators sponsored by us, provides dedicated emergency response and risk management services including risk assessment, prevention, loss mitigation, contingency planning and continuous training and education in all aspects of critical well management. Through our recently acquired hydraulic workover division, we provide hydraulic units for emergency well control situations (snubbing) and various hydraulic well control solutions involving workovers, well drilling, well completion and plugging and abandoments. Our corporate headquarters are located in Houston, Texas, and we operate primarily in the United States, Venezuela, the Middle East and Africa.

Recent Developments

Acquisition of Hydraulic Workover Division of Oil States International, Inc.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). Under terms of the transaction agreement, we issued approximately 26.5 million shares (or approximately 46%) of our common stock and subordinated promissory notes with an aggregate balance of $15 million, subject to adjustment, as consideration for the acquisition.

We expect to realize significant operating synergies as a result of the acquisition. Both businesses are global leaders in their respective pressure control markets. The acquisition significantly expands our presence in the pressure control market by enabling us to provide our clients with hydraulic workover services, snubbing services, engineering, risk management and other prevention services as well as full emergency response capability for well control events. We also expect to develop business in areas where HWC has ongoing operations but we previously did not, including Congo, Egypt, and Dubai.

New Credit Facility

In conjunction with the acquisition of HWC, we entered into a new credit facility with Wells Fargo Bank, National Association which established a revolving credit facility of $10,300,000, subject to a borrowing base initially set at $5,993,189, and a term credit facility of $9,700,000. The term credit facility is due and payable in full on March 3, 2010, subject to extension to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter. We utilized initial borrowings under these credit facilities to repay amounts outstanding under previous credit facilities, and to repurchase all of our outstanding shares of preferred stock and for other corporate purposes.

SafeGuard Algeria

On November 9, 2004, we announced a significant expansion of the scope of our services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion which we expect to realize during the first three years of the agreement. Under the terms of both SafeGuard contracts, we are providing training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005 and is expected to continue through 2008.

History of Boots & Coots

Boots & Coots International Well Control, Inc. was incorporated in Delaware in April 1988, and remained largely inactive until acquiring IWC Services, Inc., a Texas corporation on July 29, 1997. IWC Services was a global-response oil and gas well control service company that specialized in responding to and controlling oil and gas well emergencies, including blowouts and well fires. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company.

On July 31, 1997, we acquired substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and the stock of our subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A. Boots & Coots, L.P. and our subsidiaries were engaged in oil well fire fighting, snubbing and blowout control services. Boots & Coots, L.P. was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services. As a consequence of the acquisition of Boots & Coots, L.P., we became a leader in the worldwide oil well firefighting and blowout control industry, reuniting many of the former employees of the Red Adair Company.

On March 3, 2006, we acquired HWC, which provides hydraulic units for emergency well control situations (snubbing) and provides various hydraulic well control solutions involving workover, well drilling, well completion, and plugging and abandonment to the oil and gas industry. We provide our workover products and services primarily to customers in the U.S., Venezuela, the Middle East, North and West Africa, for both onshore and offshore applications. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. Our hydraulic workover units are used for workover operations and snubbing operations in pressure situations.

A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are not producing or for working on wells under pressure. These units may be used for underbalanced drilling and workover and also in well control applications. When a unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. Because of their small size and ability to work on wells under pressure, hydraulic workover units offer some advantages over larger workover rigs and conventional drilling rigs. However, most wells where we perform workover service are wells with no pressure.

Our business is primarily dependent on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for workover and drilling services in our operating areas, which directly affects demand for our pre-event planning, prevention, engineering, workover and other non-event related products and services, and may indirectly impact the longer-term prospects for our well control and other event-driven services. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, political and economic conditions, governmental regulation and the availability and cost of capital.

Business Strategy. The market for well control response services is finite, with services dependent upon the occurrence of blowouts that cannot be reasonably predicted. Accordingly, we have endeavored to build upon our demonstrated strengths in risk management by increasing our more predictable revenues from our pre-event and engineering services and non-critical event services. During 2005, we were successful in growing these additional services primarily in international markets by utilizing our existing business platform. The acquisition of HWC represents a significant expansion of our strategy to include the acquisition of assets that support our business strategy. The acquisition of HWC positions us to penetrate the “snubbing”, or pressured, well segment of the market. We intend to continue to seek complementary business acquisitions that would enable us to attain more predictable levels of income, broaden our service capabilities and increase our geographic presence.

Executive Offices. Our principal executive office is located at 11615 N. Houston-Rosslyn, Houston, Texas, 77086.

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

Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of companies have dominated the market. As a result, if an operator in West Africa, for example, experienced a well blowout and fire, he would likely call a well control emergency response company in Houston, Texas that would take the following steps:
•	Immediately dispatch a control team to the well location to assess the damage, supervise debris removal, local equipment mobilization and site preparation;

•	Gather and analyze the available data, including drilling history, geology, availability of support equipment, personnel, water supplies and ancillary firefighting resources;

•	Develop or implement a detailed fire suppression and well-control plan;

•	Mobilize additional well-control and firefighting equipment in Houston, Texas;

•	Transport equipment by air freight from Houston Texas to the blowout location;

•	Extinguish the fire and bring the well under control; and

•	Transport the control team and equipment back to Houston, Texas.

On a typical blowout, debris removal, fire suppression and well control can require several weeks of intense effort and consume large sums of money.

The 1990’s represented a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have now become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving our senior staff as the most experienced active oil and gas well firefighters in the world. At present, the principal competitors in the oil and gas well firefighting business are Wild Well Control, Inc., a Superior Energy Services Company (SPN), and Cudd Pressure Control, Inc (RPC).

Trends. In the United States and Gulf Coast regions, the increased recognition of the importance of risk management services, training and emergency preparedness, are having a profound impact on the emergency response segment of the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, both major and independent oil and gas producers are coming to us for proactive preparedness and incident prevention programs. These requests, together with pre-event consultation on matters relating to well control training, blowout contingency planning, on-site safety inspections and formal fire drills, are expanding the market for our engineering services. Underwriting syndicates continue to seek firm renewal rates and higher quality risks in the “Control of Well” segment of the energy insurance market. We believe these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE®, a proprietary insurance program in which we provide both pre-event and loss management services.

In the international markets, national oil and gas companies and large international operators are becoming aware of the risks associated with older poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risks from fields positioned in high population areas. This awareness is leading to increased demand for comprehensive risk management services to assess the magnitude of exposure, prevent catastrophic failures and mitigate damages in the event a loss occurs. We have a proven ability to provide these risk management services in the form of training, risk analyses, contingency planning, audit programs and well inspections, as well as the prevention and control of blowouts and the mitigation of risks related to installations. These services are typical of those provided under our SafeGuard programs in Algeria and Venezuela.

Volatility of Firefighting Revenues. The market for oil and gas well firefighting and blowout control services is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for oil and gas well firefighting and blowout control services from time to time. As a result, we expect to experience large fluctuations in our revenues from oil and gas well firefighting and blowout control services reported under our Response segment. Our initiatives to generate a more predictable non-event revenue stream by expanding the scope of our Prevention services with engineering, SafeGuard and WELLSURE capabilities and our strategy to acquire complementary businesses, such as HWC, are designed to broaden our product and service offerings and mitigate the revenue and earnings volatility associated with oil and gas well firefighting and blowout control services. Despite growth in the Prevention segment, we are susceptible to this volatility. Accordingly, we expect our revenues and operating performance to vary considerably from year to year in the future.

Our principal products and services for our two business segments include:

Prevention

SafeGuard. A program designed for national oil and gas companies and large international operators that combines our technical resources and response capabilities to assess and mitigate well control risks and manage loss during and after a well control event. A typical program outline provides for risk assessment related to the client’s internal planning processes, personnel, property and facilities, prevention services include training, well plan review and intervention planning and the development of comprehensive audit and inspection programs. In order to mitigate a potential loss, the client typically will purchase fire fighting and blow out control equipment from us. We provide response personnel “in country” to maintain the equipment and provide initial response capability in the early stages of a well control event. We will also provide “post event” services including project management and engineering as well as health, safety and environmental services.

WELLSURE® Program - Prevention. We and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration and production companies, through retail insurance brokers, a program known as “WELLSURE®,” which combines traditional well control and blowout insurance with our post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE® has been arranged with leading London insurance underwriters. WELLSURE® program participants are provided with the full benefit of having us as a safety and prevention partner. We generate service fees based upon the scope of prevention activity required.

Hydraulic Workover Service.  We provide workover products and services for both onshore and offshore applications. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well.

Engineering Services. With greater engineering capabilities than our competitors, we provide pre-event engineering services that include consultation, well planning, dynamic kill modeling and intervention planning.

Firefighting Equipment Sales and Service. In this service line, we sell complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services.

Specialized Drilling Engineering. We have a highly specialized in-house engineering staff which provides engineering services, including planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures; and mechanical and computer aided designs for well control equipment.

Inspections. A cornerstone of our strategy of providing preventive well control services involves on-site inspection services for drilling and workover rigs, production platforms and field production facilities.

Training. We provide specialized training in well control procedures for drilling, exploration and production personnel for both U.S. and international operators. Additionally, we provide competency programs, blowout drills and evaluations as well as incident command training.

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

Critical Events. Critical Events frequently result in explosive fires, loss of life, destruction of drilling and production facilities, substantial environmental damage and the loss significant amounts of money per day in production revenue. Since Critical Events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of our Critical Event work. Critical Events of catastrophic proportions can result in significant revenues to us in the year of the incident. Our professional firefighting staff has over 300 years of combined industry experience in responding to Critical Events, oil well fires and blowouts.

Non-critical Events. Non-critical Events frequently occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most Non-critical Events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and in those instances, we are called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While Non-critical Events do not ordinarily have the revenue impact of a Critical Event, they are more common. Non-critical Events can escalate into Critical Events.

Firefighting Equipment Rentals. This service includes the rental of specialty well control and firefighting equipment primarily for use in conjunction with Critical Events, including firefighting pumps, pipe racks, athey wagons, pipe cutters, crimping tools and deluge safety systems. We charge this equipment out on a per diem basis. Rentals typically average approximately 40% of the revenues associated with a Critical Event.

WELLSURE® Program - Response. Under the WELLSURE insurance program, we serve as the emergency response provider in the event of a well blowout, as well as project manager for control and restoration of wells covered under the program.

Snubbing Services. We provide hydraulic workover units for emergency well control situations to the oil and gas industry. A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are under pressure (snubbing). These units may also be used for underbalanced drilling and workover. When a unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures.

Dependence upon Customers

We have historically not been materially dependent upon a single or a few customers. The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over. While prevention services in general are generated from a base of several hundred customers, a significant portion of the total revenue in recent years has been generated by less than five international clients.

Regulation

Our operations are affected by numerous federal, state, and local laws and regulations relating, among other things, to workplace health and safety and the protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, we do not believe that compliance with current laws and regulations is likely to have a material adverse effect on our business or financial statements. Nevertheless, we are obligated to exercise prudent judgment and reasonable care at all times and the failure to do so could result in liability under any number of laws and regulations.

Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies hereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which we believe are comparable to companies in the industry. To date, we have not been subject to any fines or penalties for violations of governmental or environmental regulations and have not incurred material capital expenditures to comply with environmental regulations.

Research and Development

We are not directly involved in activities that will require the expenditure of substantial sums on research and development.

Competition

The emergency response segment of the oil and gas services business is a dynamic market in which new technical developments could afford a service company a significant advantage. At present, the principal competitors in the oil and gas well firefighting business are Wild Well Control, Inc., (Superior Energy Services), and Cudd Pressure Control, Inc (RPC). We believe that our SafeGuard expansion strategy along with the WELLSURE® program and the recent acquisition of HWC have strengthened our competitive position in the industry by expanding both the scope of services that we offer to our customers as well as our geographic presence.

Although we have a strong market share position in workover products and services, the market is highly fragmented. Our main competitors in hydraulic workover include Halliburton Energy Services (HAL), Cudd Pressure Control, (RPC) and International Snubbing Services, a Superior Energy Services Company (SPN).

Our competitors may succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by us or that render our techniques, products and services obsolete or noncompetitive. Our competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder our ability to develop, produce or sell competitive products or the specialized equipment used in our business.

Employees

As of March 30, 2005, we and our operating subsidiaries collectively had 344 full-time employees, and 11 part-time personnel, who are available as needed for emergency response projects. In addition, we have several part-time consultants and also employ part-time contract personnel who remain on-call for certain emergency response projects. We are not subject to any collective bargaining agreements and consider our relations with our employees, consultants and contract personnel to be good.

Operating Hazards; Liability Insurance Coverage

Our operations involve ultra-hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in our being named a defendant in lawsuits asserting large claims. We may be held liable in certain circumstances, including if we fail to exercise reasonable care in connection with our activities, and we may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties. We and our subsidiaries currently maintain liability insurance coverage with aggregate policy limits which are believed to be adequate for our respective operations. However, it is generally considered economically unfeasible in the oil and gas service industry to maintain insurance sufficient to cover large claims. A successful claim for which we are not fully insured could have a material adverse effect on us. No assurance can be given that we will not be subject to future claims in excess of the amount of insurance coverage which we deem appropriate and feasible to maintain.

Reliance upon Officers, Directors and Employees

Our services require highly specialized skilled personnel. Because of the unique nature of the industry and the small number of persons who possess the requisite skills and experience, we are highly dependent upon the personal efforts and abilities of our employees. In seeking qualified personnel, we may be required to compete with companies having greater financial and other resources than us. Our future success will be dependent upon our ability to attract and retain qualified personnel, and the inability to do so, or the loss of personnel, could have a material adverse impact on our business.

Contractual Obligations to Customers; Indemnification

We customarily enter into service contracts which contain provisions that hold us liable for various losses or liabilities incurred by the customer in connection with our activities, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in our possession or control. We may be responsible for any such losses or liabilities caused by contractors retained by us in connection with the provision of services. In addition, such contracts generally require us, our employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations. In the case of emergency response services, we frequently enter into agreements with customers which limit our exposure to liability and/or require the customer to indemnify us for losses or liabilities incurred by us in connection with such services, except in the case of gross negligence or willful misconduct. There can be no assurance, however, that such contractual provisions limiting our liability will be enforceable in whole or in part under applicable law.

Item 1A.	Risk Factors.

In addition to the other information set forth elsewhere or incorporated by reference in this report, the following factors relating to us and our common stock should be considered carefully.

Risks Relating to Our Business

Decreased oil and gas industry expenditure levels will adversely affect our results of operations.

Our business depends upon the oil and gas industry and its ability and willingness to make expenditures to explore for, develop and produce oil and gas. If these expenditures decline, our business will suffer. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling and workover prospects and the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

•	the level of production;

•	the levels of oil and gas inventories;

•	the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and gas;

•	the availability of attractive oil and gas field prospects which may be affected by governmental actions or environmental activists which may restrict drilling;

•	the availability of transportation infrastructure and refining capacity;

•	depletion rates;

•	the level of drilling activity;

•	worldwide economic activity including growth in underdeveloped countries;

•	national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil;

•	the impact of armed hostilities involving one or more oil producing nations;

•	the cost of developing alternate energy sources;

•	environmental regulation; and

•	tax policies.

If demand for drilling services, cash flows of drilling contractors or drilling rig utilization rates decrease significantly then demand for our services will decrease, which will adversely affect our results of operations.

We may not successfully integrate the businesses we acquire or achieve the benefits we are seeking from acquisitions.

On March 3, 2006, we completed the acquisition of the hydraulic workover business of Oil States International, Inc., or HWC. Our success will partially depend upon the integration of the operations of this business and any other businesses we may acquire and our ability to retain and timely employ personnel necessary to augment our staff in a competitive environment. Our management team does not have experience with the combined activities of us and HWC. We may not be able to integrate these operations without loss of revenues, increases in operating or other costs, or other difficulties. In addition, we may not be able to realize the operating efficiencies and other benefits sought from the acquisition or from other acquisitions we may pursue in the future.

Disruptions in the political and economic conditions of the foreign countries in which we operate expose us to risks that may have a material adverse effect on our business.

A significant portion of our revenue is derived from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our operations in countries other than the United States accounted for approximately 55% of our consolidated revenues for 2005. Further, we anticipate that our revenues from foreign operations will increase significantly during 2006 as a consequence of our recently completed acquisition of HWC. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	trade restrictions and economic embargoes imposed by the United States and other countries.

Due to the unsettled political conditions in many oil-producing countries, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. International areas where we operate that have significant amounts of political risk include parts of Africa, South America and the Middle East. Operations in these areas increase our exposure to the foregoing risks, the occurrence of any of which may:

•	disrupt our operations;

•	restrict the movement of funds or limit repatriation of profits;

•	lead to U.S. government or international sanctions; and

•	limit access to markets for periods of time.

In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

We do business in international jurisdictions whose regulatory environments and compliance regimes differ from those in the United States. Our business may suffer because our efforts to comply with United States laws and regulations could restrict our ability to do business in international jurisdictions, relative to our competitors who are not subject to United States laws and regulations.

Our international business operations include projects in countries where our competitors who are not subject to United States laws and regulations, such as the Foreign Corrupt Practices Act, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit us from using. For example, our non-U.S. competitors are not subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other treatment by making payments to government officials and others in position of influence.

We are subject to foreign exchange and currency risks, particularly with respect to Venezuela.

A significant portion of our consolidated revenue and consolidated operating expenses are in foreign currencies, primarily Venezuelan Bolivars. As a result, we are subject to significant risks, including:

•	foreign exchange risks resulting from changes in foreign exchange rates and our exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically endeavor to denominate our contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On December 31, 2005, we had $857,000 of cash and $779,000 in accounts receivable attributable to our Venezuelan SafeGuard operations. Of this cash, $538,000 was denominated in U.S. Dollars and resided in a U.S. bank. Effective February 5, 2004, the exchange rate in Venezuela changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate in Venezuela further devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” for approximately $361,000 and $434,000 during the years ended December 31, 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated.

Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for our products and services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity, often reflected as changes in rig counts. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services that could have a material adverse effect on our revenue and profitability. Factors affecting the prices of oil and natural gas include:

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions and natural disasters;

•	worldwide political, military, and economic conditions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	economic growth in China and India;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and gas;

•	potential acceleration of development of alternative fuels; and

•	the level of demand for oil and natural gas, especially demand for natural gas in the United States.

Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels. We have experienced in the past, and may experience in the future, significant fluctuations in operating results based on these changes.

We must successfully compete for the services of highly trained technical personnel.

Many of the services that we provide are complex and highly engineered and often must be performed in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to provide and enhance these services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and our growth potential could be impaired.

Our hydraulic workover business is susceptible to seasonal earnings volatility and may be adversely affected by severe weather.

Our hydraulic well control operations are directly affected by seasonal differences in weather in the areas in which the business operates, most notably in the Gulf of Mexico and the Gulf Coast region. Weather conditions in the Gulf of Mexico and the Gulf Coast region generally result in higher activity in the spring, summer and fall months, with the lowest activity in the winter months. In addition, summer and fall drilling activity and, therefore, the demand for our hydraulic well control services can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related damage to offshore equipment resulting in suspension of operations;

•	weather-related damage to our facilities;

•	inability to deliver men or materials to jobsites; and

•	loss of productivity.

During 2005, HWC suffered the loss of one workover unit as a consequence of severe weather in the Gulf of Mexico. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Our bank lenders can limit our borrowing capabilities, which may materially impact our operations.

As of March 3, 2006, our bank debt was $11.9 million, and we had approximately $6.0 million of cash and additional available borrowing capacity under our bank revolving credit facility. The borrowing base limitation under our revolving credit facility may be subject to redetermination periodically at the discretion of the lender. Upon a redetermination, we could be required to repay a portion of our bank debt. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the loan agreement and an acceleration of the loan. We intend to finance activities with our cash flow from operations, bank borrowings and other financing activities. In addition, we may significantly alter our capitalization in order to make future acquisitions. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors. Many of these factors are beyond our control. Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations must be used to pay interest on borrowings and is therefore not available to re-invest in our business;

•
the covenants contained in the agreements governing our debt limit our ability to borrow additional funds, pay dividends, dispose of assets or issue shares of preferred stock and otherwise may affect our flexibility in planning for, and reacting to, changes in business conditions;

•	our high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate or other purposes;

•	our highly leveraged financial position makes us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and

•	any debt that we incur under our revolving credit facility will be at variable rates which makes us vulnerable to increases in interest rates.

Our ability to finance our business activities will require us to generate substantial cash flow.

Our business activities require substantial capital. We have budgeted total capital expenditures for 2006 of approximately $3.0 million. We intend to finance our capital expenditures in the future through cash flows from operations, the incurrence of additional indebtedness and/or the issuance of additional equity securities. We cannot be sure that our business will continue to generate cash flow at or above current levels.

If we are unable to generate sufficient cash flow from operations to service our debt, we may have to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

If our revenues were to decrease due to lower industry activity levels, or other reasons, and if we could not obtain capital through our revolving credit facility or otherwise, our ability to operate and grow our business could be materially adversely affected.

Risks Relating to Our Relationship with Oil States Energy Services

Oil States Energy Services owns a significant percentage of common stock in our company, which could limit your ability to influence the outcome of stockholder votes.

Oil States International, Inc., through its wholly owned subsidiary, Oil States Energy Services, owns approximately 46% of our common stock outstanding as of the date hereof. In addition, Douglas E. Swanson and Cindy B. Taylor, two current members of our board of directors are directors of Oil States Energy Services and executive officers of Oil States International, Inc. As a result, Oil States Energy Services will be able to exercise significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions, including transactions involving a change of control. The interests of Oil States Energy Services may differ from yours, and Oil States Energy Services may vote its common stock in a manner that may adversely affect you.

We have renounced any interest in specified business opportunities, and Oil States International and its director nominees on our board of directors generally have no obligation to offer us those opportunities.

Pursuant to our certificate of incorporation, we have renounced any interest or expectancy in specified business opportunities in which Oil States International, any of its affiliates or any of their respective officers, directors, employees or other agents serving as a member of our board of directors (collectively, the “Oil States Group”) participates or desires or seeks to participate and that involves any aspect of the energy equipment or services business or industry. Our certificate of incorporation also provides that if any such business opportunity is presented to a person who is a member of the Oil States Group, including any of those individuals who also serves as a member of our board of directors:

•	no member of the Oil States Group or any of those individuals has any obligation to communicate or offer the opportunity to us; and

•	such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

•
it was presented to a member of the Oil States Group who also serves as a member of our board of directors solely in that person’s capacity as a director of our company and no other member of the Oil States Group independently received notice of or otherwise identified such opportunity; or

•	the opportunity was identified solely through the disclosure of information by or on behalf of our company.

These provisions of our certificate of incorporation may be amended only by an affirmative vote of holders of at least 80% of our outstanding common stock. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

Risks Relating to Ownership of Our Common Stock

Future sales of our common stock by our existing stockholders may depress our stock price.

As of the date of this report, there are approximately 58.3 million shares of our common stock are outstanding and approximately 8.6 million shares of our common stock that are issuable upon the exercise or conversion of outstanding options and warrants. We have recently filed a registration registering 26,462,137 shares of our common stock for resale, which constitute approximately 46% of our issued and outstanding common stock as of the date hereof. In addition, we have filed registration statements with the Securities and Exchange Commission with respect to the offer and sale of approximately 4.3 million shares of common stock underlying certain warrant agreements, employee stock option plans and director stock option plans, and we may register additional shares underlying these or other plans in the future. All of the common stock covered by these registration statements may be sold by the selling security holders in market transactions from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

We have not paid, and do not anticipate paying, any dividends on our common stock in the foreseeable future.

We have never paid any cash dividends on our common stock. We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock. Our existing revolving credit facility restricts our ability to pay cash dividends on our preferred stock and common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that further restrict our ability to declare cash dividends on our preferred stock and common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125 million shares of common stock and five million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of the date of this report, approximately 58.3 million shares of common stock are outstanding, and approximately 8.6 million shares of common stock are issuable upon the exercise of outstanding options and warrants. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. The number of shares that can be issued under our employee plans is approximately 4.3 million shares. Any such issuance would further dilute the interests of our existing stockholders.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might afford holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

The ownership interest of Oil States Energy Services, our Rights Agreement, provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, your ability to sell your shares for a premium.

The significant ownership position of Oil States Energy Services, our Rights Agreement, provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could make it more difficult for a third party to acquire control of our company. We have entered into a Rights Agreement that would cause extreme dilution to any person or group (other than Oil States Energy Services, its affiliates and certain of its direct transferees) who attempts to acquire a significant interest in us without advance approval of our board of directors. Our certificate of incorporation and bylaws include provisions for a classified board, limitations on the removal of directors and on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Each of these factors could increase the difficulty for a third party to acquire us and therefore delay or prevent a change of control transaction, even if that change would be beneficial to our stockholders, which could affect the value of our common stock and reduce or eliminate your ability to sell your shares of common stock at a premium.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Properties.

We own a facility in northwest Houston, Texas, at 11615 N. Houston-Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. We also own approximately 6.3 acres of land and a 62,470 square foot office for hydraulic workover services along with approximately 1.8 acres of land and a 9,000 square foot training facility in Houma, Louisiana. Additionally, we have leased office and equipment storage facilities in Houston and Venezuela. (See “Note I” Commitment and Contingencies in the footnotes to the financial statements.) We believe that these facilities will be adequate for our anticipated needs.

Item 3.	Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the AMEX under the symbol “WEL.” The following table sets forth the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

	High and Low Sales Prices
	2005		2004
	High	Low	High	Low
First Quarter	$1.15	$0.81	$1.65	$1.24
Second Quarter	1.14	0.89	1.67	1.14
Third Quarter	1.61	1.02	1.21	0.75
Fourth Quarter	1.24	0.90	0.96	0.56

On March 30, 2006 the last reported sales price of our common stock as reported on AMEX was $ 1.86 per share.

As of March 30, 2006, our common stock was held by approximately 10,000 holders of record. We estimate that we have a larger number of beneficial stockholders and much of our common stock is held by broker-dealers in street name for their customers.

We have not paid any cash dividends on our common stock to date. Our current policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. Our credit facilities prohibit paying cash dividends.

SALES OF UNREGISTERED SECURITIES

On March 3, 2006, we issued a total of 28,398,042 shares of our common stock, par value $0.00001 per share, in connection with our purchase of the hydraulic workover business of Oil States and the redemption of our Series A Cumulative Senior Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”), from Halliburton Energy Services, Inc. Specifically, we: (i) 15,877,283 shares of our common stock and a subordinated promissory note in the principal amount of $5,000,000 to HWC Energy Services in exchange for all of the outstanding membership interests in Hydraulic Well Control, LLC; (ii) 10,584,854 shares of our common stock and a subordinated promissory note in the principal amount of $10,000,000 to HWC Energy Services for all of the outstanding capital stock of HWCES International; and (iii) 1,935,905 shares of our common stock and $5,000,000 in cash to Halliburton Energy Services, Inc. in exchange for and redemption of 50,000 shares of our Series A Preferred Stock and the related accumulated dividends, constituting all of the outstanding shares of Series A Preferred Stock.

The 28,398,042 shares of common stock were issued pursuant to the exemption from registration provided in Regulation D under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Shares of the common stock were issued only to “accredited investors” as defined in Rule 501(a) of the Act.

Item 6.	Selected Financial Data

The following table sets forth certain historical financial data for the years ended December 31, of 2005, 2004, 2003, 2002 and 2001 which has been derived from the our audited consolidated financial statements. The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$29,537	$24,175	$35,935	$14,102	$16,938
Operating income (loss)	4,563	1,066	10,234	(1,539)	4,407
Income (loss) from continuing operations	2,779	(290)	6,609	(2,525)	3,687
Income (loss) from discontinued operations, net of income taxes	—	42	482	(6,179)	(2,359)
Gain (loss) from sale of discontinued operations, net of income taxes	—	—	—	(476)	—
Net income (loss)	2,779	(248)	7,091	(9,180)	1,328
Net income (loss) attributable to common stockholders	1,905	(996)	5,868	(12,292)	(1,596)
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.06	$(0.04)	$0.25	$(0.53)	$0.08
Discontinued operations	$—	$—	$0.02	$(0.61)	$(0.24)
Net income (loss)	$0.06	$(0.04)	$0.27	$(1.14)	$(0.16)
Weighted average common shares outstanding -Basic	29,507	28,142	21,878	10,828	10,018

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.06	$(0.04)	$0.24	$(0.53)	$0.08
Discontinued operations	$—	$—	$0.02	$(0.61)	$(0.24)
Net income (loss)	$0.06	$(0.04)	$0.26	$(1.14)	$(0.16)
Weighted average common shares outstanding - Diluted	31,374	28,142	22,218	10,828	10,018

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA:
Total assets (1)	$14,767	$18,393	$19,726	$7,036	$17,754
Long-term debt and notes payable, including current maturities (3)	6,448	7,680	12,398	15,000	13,545
Working capital (deficit) (2) (3)	3,565	2,553	9,375	(16,994)	3,285
Stockholders' equity (deficit) (3)	3,795	1,180	380	(13,988)	(4,431)
Common shares outstanding	29,594	29,439	27,300	11,216	10,361

(1)	The reductions in total assets from 2001 to 2002 is a result of the sale of the assets of Special Services and Abasco related to discontinued operations. (See Note C “Discontinued Operations”).
(2)
Working capital is the dollar amount of current assets less current liabilities. The change in working capital from 2001 to 2002 is primarily due to the re-classification of long term debt as current due to failing certain debt covenants.

(3)
The change in working capital from 2002 - 2003 is a result of increased business activities in 2003 which resulted in higher levels of cash and receivables and payments on long term debt and reclassifying subordinated debt from current to long term debt. The change in equity from 2002-2003 is a result of net income in 2003, a short swing profit contribution and various issuances of common stock. The improvement in long term debt and notes payable including current maturities and working capital from 2003 to 2004 is a result of restructuring our obligations with Prudential in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information contained in our periodic reports previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Summary consolidated operating results for the fiscal years ended December 31, of 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$29,537	$24,175	$35,935
Costs and expenses:
Cost of sales	14,488	11,929	13,448
Operating expenses	7,098	6,921	8,253
Selling, general and administrative	2,674	3,370	3,004
Depreciation and amortization	714	889	996
Operating income	4,563	1,066	10,234
Interest expense and other, net	655	864	2,286
Income tax expense	1,129	492	1,339
Income (loss) from continuing operations…	2,779	(290)	6,609
Income from discontinued operations, net of income taxes	—	42	482
Net income (loss)	2,779	(248)	7,091
Stock and warrant accretion	—	(13)	(53)
Preferred dividends accrued	(874)	(735)	(1,170)
Net income (loss) attributable to common stockholders	$1,905	$(996)	$5,868

On June 30, 2002, we redefined the segments that we operate in as a result of the discontinuation of the Abasco and Special Services business operations. These operations are presented as discontinued operations in the consolidated financial statements and therefore are excluded from the segment information for all periods. Our current business segments are Prevention and Response. Intercompany transfers between segments were not material. Our accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

While cost of sales expenses are variable based upon the type of revenue generated, most of our operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. During periods of extremely high response activity, we utilize third party consultants to support our response staff and costs of sales will rise more significantly. In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, we are actively seeking to expand our non-event services. These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.

The Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, services associated with our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning operations in our different business segments for the years ended December 31, 2005, 2004 and 2003 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Prevention	$13,860	$8,050	$16,159
Response	15,677	16,125	19,776
	$29,537	$24,175	35,935
Cost of Sales
Prevention	$6,226	$4,216	$6,426
Response	8,262	7,713	7,022
	$14,488	$11,929	$13,448
Operating Expenses (1)
Prevention	$3,531	$2,676	$4,228
Response	3,567	4,245	4,025
	$7,098	$6,921	$8,253
Selling, General and Administrative (2)
Prevention	$1,255	$1,122	$1,351
Response	1,419	2,248	1,653
	$2,674	$3,370	$3,004
Depreciation and Amortization (1)
Prevention	$310	$261	$423
Response	404	628	573
	$714	$889	$996
Operating Income
Prevention	$2,538	$(225)	3,731
Response	2,025	1,291	6,503
	$4,563	$1,066	$10,234

(1)
Operating expenses and depreciation have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Year ended December 31, 2005 with the Year ended December 31, 2004

Revenues

Prevention revenues were $13,860,000 for the year ended December 31, 2005, compared to $8,050,000 for the year ended December 31, 2004, representing an increase of $5,810,000 (72.2%) in the current year. The increase was primarily the result of work performed under SafeGuard agreements in Algeria and a moderate increase in service fees generated from the WELLSURE® program. These increases were offset by a reduction in Venezuelan activity.

Response revenues were $15,677,000 for the year ended December 31, 2005, compared to $16,125,000 for the year ended December 31, 2004, a decrease of $448,000 (2.8%) in the current year. This decrease was the result of lower revenues from response to critical well events in Iraq of $1,963,000, of which, $1,301,000 was a reduction of third party subcontractor pass-through revenue for field personnel security, offset by increased domestic activity in the Gulf of Mexico.

Cost of Sales

Prevention cost of sales were $6,226,000 for the year ended December 31, 2005, compared to $4,216,000 for the year ended December 31, 2004, an increase of $2,010,000 (47.7%) in the current year. The increase is due to the increased variable expense associated with the related increased revenue in Algeria and the WELLSURE® program partially offset by decreased variable expense in the Venezuelan operation.

Response cost of sales were $8,262,000 for the year ended December 31, 2005, compared to $7,713,000 for the year ended December 31, 2004, an increase of $549,000 (7.1%) in the current year. This increase was the result of subcontractor costs of $5,087,000 for field personnel security related to Iraq response activities as compared to $3,848,000 expensed during 2004. The subcontractor costs were third party pass-through charges. Excluding these pass-through charges, response cost of sales would have been $2,921,000 and $3,673,000 for the year ended December 31, 2005 and 2004, respectively.

Operating Expenses

Consolidated operating expenses were $7,098,000 for the year ended December 31, 2005, compared to $6,921,000 for the year ended December 31, 2004, an increase of $177,000 (2.6%) in the current year. This increase is due to increased business development expense, and administrative costs associated with international business activities.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $2,674,000 for the year ended December 31, 2005, compared to $3,370,000 for the year ended December 31, 2004, a decrease of $696,000 (20.7%) from the prior year. This decrease is primarily related to reduced litigation expense compared to 2004 partially offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements.
Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $175,000 for the year ended December 31, 2005 compared to the 2004 period, as a result of certain assets being fully depreciated by year end 2004.

Interest Expense and Other, Net,

The reduction in interest and other expenses, net, of $209,000 for the year ended December 31, 2005 as compared to the prior year is set forth in the table below:

	For the Years Ended December 31,
	2005	2004
	(in thousands)
Financing fees	—	190
Interest expense - senior debt	53	74
Interest on subordinated notes	666	1,084
Interest credit related to December 2000 subordinated debt restructuring	(332)	(829)
Deferred interest on subordinated debt	202	76
Interest income on cash investments	(49)	(25)
Gain (loss) on foreign exchange	(14)	(94)
Legal settlements and other	129	388
Total Interest and Other, Net	$655	$864

Income Tax Expense

Income taxes for the year ended December 31, 2005 and 2004 were $1,129,000 and $492,000, respectively, and are a result of comparative taxable income in foreign operations and changes in the foreign tax laws. Algeria activity starting in 2005 accounted for most of the increase in income tax expense

Comparison of the Year ended December 31, 2004 with the Year ended December 31, 2003

Revenues

Prevention revenues were $8,050,000 for the year ended December 31, 2004, compared to $16,159,000 for the year ended December 31, 2003, representing a decrease of $8,109,000 (50.2%) in the current year. This decrease is primarily the result of a first quarter 2003 equipment sale of $6,629,000 and a reduction in engineering services and SafeGuard services in 2004. The reduction in non-event engineering revenue is a result engineering resources being deployed in response services in Iraq and the reduction in SafeGuard services is a result of the first Algerian SafeGuard contract terminating at the end of 2003.

Response revenues were $16,125,000 for the year ended December 31, 2004, compared to $19,776,000 for the year ended December 31, 2003, a decrease of $3,651,000 (18.5%) in the current year. This decrease was the result of us acting as lead contractor in Iraq in 2003, for which it billed $14,755,000 for firefighting and engineering services in Iraq under the Restore Iraq Oil (RIO) Program. Iraq related revenues, not related to the RIO program, were $6,580,000 in 2004, including $4,040,000 which we received for reimbursement of certain third party security related expenses incurred. Excluding these amounts, response revenue would have been $12,085,000 for the year ended December 31, 2004.

Cost of Sales

Prevention cost of sales were $4,216,000 for the year ended December 31, 2004, compared to $6,426,000 for the year ended December 31, 2003, a decrease of $2,210,000 (34.4%) in the current year. The decrease was a result of 2003 equipment costs related to the previously mentioned equipment sales, partially offset by increased subcontractor costs in our Venezuelan SafeGuard operations in 2004.

Response cost of sales were $7,713,000 for the year ended December 31, 2004, compared to $7,022,000 for the year ended December 31, 2003, an increase of $691,000 (9.8%) in the current year. This increase resulted from $3,848,000 of third party security related costs in 2004 offset by higher activity in the prior year. Under accounting principles generally accepted in the United States of America, we are required to recognize the revenue associated with the reimbursement of these expenses. Excluding these costs, response cost of sales would have been $3,673,000 for the year ended December 31, 2004.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $3,370,000 for the year ended December 31, 2004, compared to $3,004,000 for the year ended December 31, 2003, an increase of $366,000 (12.2%) from the prior year. These costs increases are from legal expense related to the Prudential refinancing partially offset by reductions in rent expense. In addition, the current year includes the amortization of certain payroll related costs.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $107,000 for the year ended December 31, 2004 compared to the 2003 period, as a result of certain assets being fully depreciated by year end 2003.

Interest Expense and Other, net

The reduction in interest expense and other, net of $1,422,000 for the year ended December 31, 2004 as compared to the prior year is set forth in the table below:

	For the Years Ended December 31,
	2004	2003
	(in thousands)
Financing fees	190	332
Interest expense - senior debt	74	262
Interest on subordinated notes	1,084	1,147
Interest credit related to December 2000 subordinated debt restructuring	(829)	(668)
Deferred interest on subordinated debt	76	—
Interest income on cash investments	(25)	—
Gain (loss) on foreign exchange	(94)	—
Legal settlements and other	388	1,213
Total Interest and Other, Net	$864	$2,286

Income Tax Expense

Income taxes for the years ended December 31, 2004 and 2003 were $492,000 and $1,339,000, respectively, and are a result of comparative taxable income in our foreign operations and changes in the foreign tax laws. Venezuela pretax income was higher due to high margin response activity in 2003.

Discontinued Operations

Discontinued operations contributed a gain of $42,000 in 2004 due to settlements of a few remaining liabilities at a negotiated discount. During 2003, many settlements of liabilities were made at negotiated discounts (See “Note C” Discontinued operations in the footnotes to the financial statements.)

Liquidity and Capital Resources

Liquidity

At December 31, 2005, we had working capital of $3,565,000, including a cash balance of $2,594,000. We ended the year with stockholders’ equity of $3,795,000. For the year we generated operating income of $4,563,000 and net cash from operating activities of $2,694,000. Net cash used in investing activities was $290,000 and payments of debt were $900,000.

We generate our revenues from prevention and emergency response services. Response services are generally associated with a specific well control emergency or critical “event” whereas prevention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common industry activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Non-event services provide a more predictable base of revenues. Historically we have relied upon event driven services as the primary source of our operating revenues, but more recently our strategy has been to achieve greater balance between event and non-event service revenues. While we have successfully improved this balance, a significant level of event related services is still a required source of revenues and operating income for us to be profitable.

On December 31, 2005, we had $857,000 of cash and $779,000 in accounts receivable attributable to our Venezuelan SafeGuard operations. Of this cash, $538,000 was denominated in U.S. Dollars and resided in a U.S. bank , the remaining $319,000 was denominated in Bolivars and resided in a Venezuelan bank. Effective February 5, 2004, the exchange rate in Venezuela changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate in Venezuela further devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” for approximately $361,000 and $434,000 during the years ended December 31, 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. We continue to attempt to negotiate dollar denominated contracts. We are monitoring the situation closely.

Disclosure of balance sheet debts and commitments:

Our known contractual obligations at December 31, 2005 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-2years	3-4 years	More than 5 years
Long and short term debt and notes payable	$5,850	$2,250	$2,400	$1,200	—
Related accrued interest	$598	$259	$299	$40	—
Future minimum lease Payments	$39	$20	$16	$3	—
Total commitments	$6,487	$2,529	$2,715	$1,243	—

Since December 31, 2005, we have entered into a new revolving credit facility and term loan and have issued $15,000,000 in subordinated promissory notes in connection with our acquisition of HWC on March 3, 2006, as disclosed in the table below:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-2years	3-4 years	More than 5 years
Long and short term debt and notes payable
Term loan	$9,700	$1,617	$3,880	$3,880	$323
Subordinated debt	$15,000				$15,000
Future minimum lease Payments	$39	$20	$16	$3	—
Total commitments	$24,739	$1,637	$3,896	$3,883	$15,323

Credit Facilities/Capital Resources

In December 2000, the refinancing of our debt with Prudential qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by us, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with an initial maturity date of 2005 was recorded on our balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

On August 13, 2004, we amended our subordinated facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the amended terms, we paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. We were also required to pay down approximately $1,635,000 of principal on December 15, 2004. The December 31, 2005 remaining balance of $5,100,000 was to be paid in equal quarterly installments over the next four years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining troubled debt restructuring related credit over the life of the restructured facility. In connection with our amended loan agreement, Prudential also exchanged its remaining 582 shares of Series E preferred stock for 55,429 shares of common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and we issued Prudential 1,250,000 shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

On April 9, 2002, we entered into a loan participation agreement under which it borrowed an additional $750,000 under our existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation is 11% after taking into account rate adjustment fees. We also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at our option. We issued an additional 25,000 shares of common stock to the participation lender to extend the maturity date. On November 11, 2003, we and the senior lender executed an agreement extending the term of the loan to 29 months (due April 9, 2006) at 11% interest, paid quarterly. On June 1, 2004, we and the senior lender executed an agreement reducing the interest rate to 7%.

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility of $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility of $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings totaling $10.6 million under the credit facilities to repay senior and subordinated debt in full and repurchase all of our outstanding shares of preferred stock and for other corporate purposes. The $9.7 million credit facility is payable monthly over sixty months.

The Credit Agreement is secured by substantially all of our assets. Unused line fees are due monthly on the revolving credit facility and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate at March 3, 2006 was 6.17%

The Credit Agreement contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net Worth calculated on March 1, 2006, but in no event less than $25,000,000, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3,000,000 in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the notes in original aggregate amount of $15,000,000 owing to HWC Energy Services, Inc., subject to adjustments based upon working capital on the effective date of the transaction, indebtedness existing on the date of the Credit Agreement, indebtedness existing between us and our subsidiaries that is unsecured and subordinated to the indebtedness arising under the Credit Agreement.

The $15,000,000 is an unsecured subordinated debt bears interest at a rate of 10% per annum, subject to adjustments for working capital on the effective date of closing owing to HWC Energy Services, Inc., with a one time principal payment to HWC Energy Service, Inc. on September 9, 2010.

Substantially all of our assets are pledged as collateral under the debt agreements.

Critical accounting policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we have identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessment. We have identified our most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

Revenue Recognition - Revenue is recognized on our service contracts primarily on the basis of contractual day rates as the work is completed. Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and sub-contracted work as incurred.

Allowance for Doubtful Accounts - We perform ongoing evaluations of our customers and generally do not require collateral. We assess its credit risk and provide an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards. The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards. The provision for tax expense includes foreign income taxes from Algeria and Venezuela and a minimal amount of domestic alternative minimum tax liability (See “Note E” Income Taxes to the consolidated financial statements).

As of December 31, 2005, 2004 and 2003, we had net domestic operating loss carry forwards of approximately $43,308,000, $40,418,000 and $41,227,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset. We have recorded valuation allowances in each year for these net deferred tax assets since management believes it is more likely than not that the assets will not be realized.

Recent Accounting Standards

In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of us, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. We will be required to apply SFAS 123R beginning in the fiscal quarter ending March 31, 2006. We will adopt the provisions of SFAS 123R using the modified - prospective approach. The impact on consolidated results of operations will be similar to the proforma results reported in (“Note B” Significant Accounting Policies) to the consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other changes, this Statement requires retrospective application for voluntary changes in accounting principles, unless it is impractical to do so. Guidance is provided on how to account for changes when retrospective application is impractical. This Statement is effective on a prospective basis beginning January 1, 2006.

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

While it is not possible to identify all factors, we face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including those contained in this Form 10-K, our press releases and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our March 30 debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

Our debt at December 31, 2005, consisted of fixed-interest rate debt only and had no exposure to market interest rate fluctuations.

We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically endeavor to denominate our contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On December 31, 2005, we had $857,000 of cash and $779,000 in accounts receivable attributable to our Venezuelan SafeGuard operations. Of this cash, $538,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $319,000 was denominated in Bolivars and resided in a Venezuelan bank. Effective February 5, 2004, the exchange rate in Venezuela changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate in Venezuela further devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” for approximately $361,000 and $434,000 during the years ended December 31, 2005 and 2004, respectively, to reflect the devaluation of the Bolivar. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. We continue to attempt to negotiate dollar denominated contracts. We are monitoring the situation closely.

Item 8.	Financial Statements.

Attached following the Signature Pages and Exhibits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and senior vice president - finance and administration, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Our chief executive officer and senior vice president - finance and administration concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported with the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in this Form 10-K for the year ended December 31, 2005. Our chief executive officer and senior vice president - finance and administration reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp, CPAs, LLP, issued a letter to our audit committee dated March 21, 2005 noting certain matters in our Venezuelan subsidiary that they consider to be a material weakness in internal control. The matters listed in the letter included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

This letter is still in affect and has not been lifted for 2005. We are currently making changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela and believe these improvements will appropriately address the matters referred to in the letter. These changes will include the following:

-	We have hired a CFO with an International background and Sarbanes Oxley implementation experience;

-	Continue to revise and implement the existing policies and procedures of the subsidiary;

-	Restructure the accounting department of the subsidiary and enhance our corporate reporting requirements.

-
Utilize HWC in-country financial manager to support the implementation of the HWC integrated accounting system.  The HWC financial manager will be responsible for local internal controls and policies and procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table list the names and ages of each of our directors and/or executive officers, as well as those persons expected to make a significant contribution to us as of the date of this document. There are no family relationships between any director and any other director or executive officer.

NAME	AGE	POSITION

Kirk Krist	47	Chairman of the Board

Jerry L. Winchester	47	President, Chief Executive Officer and Director

W. Richard Anderson (1)	53	Director

E. J. DiPaolo (1)	53	Director

Robert Stevens Herlin (1)	50	Director

Douglas E. Swanson	67	Director

Cindy B. Taylor (2)	44	Director

Gabe Aldape	46	Chief Financial Officer

Dewitt H. Edwards	47	Senior Vice President

Kevin D. Johnson	54	Vice President - Accounting

(1)	Member of the audit and compensation committees.
(1)	Member of the compensation committee.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

K. Kirk Krist has served as a Class III director since our acquisition of IWC Services on July 29, 1997. Mr. Krist’s term as a director will expire on the date of the annual meeting of stockholders scheduled for calendar year 2006. On December 4, 2002, Mr. Krist was elected Chairman of the Board. Mr. Krist is a 1982 graduate of the University of Texas with a B.B.A. in Business. He has been a self-employed oil and natural gas investor and venture capitalist since 1982.

Mr. Winchester has served as our President, Class II Director and COO since 1998. In July of 2002 he assumed the position of Chief Executive Officer. Mr. Winchester serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2008. Prior to joining us, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services. He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Mr. Anderson has served as a Class I director since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007.  Mr. Anderson is the President, Chief Financial Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.

Mr. Herlin was appointed a Class I director on September 30, 2003. Mr. Herlin serves on the Audit Committee and chairs the Compensation Committee. Mr. Herlin serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007.  Since 2003, Mr. Herlin has served as the President, CEO and a Director of Natural Gas Systems, a private company involved in the acquisition and redevelopment of oil and gas properties. Since 2003, Mr. Herlin has served as a partner with Tatum Partners, a service company that provides CFO’s and CEO’s on a contract basis to clients. Prior to his employment at Natural Gas Systems, he was CFO of Intercontinental Tower Corporation, a wireless telecom infrastructure operation in South America from 2000 to 2003.

Mr. DiPaolo has served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003. Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2008. Mr. DiPaolo also serves on the Audit and Compensation Committees. Since August of 2003, Mr. DiPaolo is a consultant with Growth Capital Partners, L.P., a company engaged in investments and merchant banking. Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo was employed at Halliburton Energy Services from 1976 until his retirement in progressive positions of responsibility.

Douglas E. Swanson became a Class III director on March 3, 2006 for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2006. Mr. Swanson is the current president and Chief Executive Officer of Oil States International Inc. Oil States International, Inc., a diversified oilfield services company, is a leading manufacturer of products for deepwater production facilities and subsea pipelines, and a leading supplier of a broad range of services to the oil and gas industry, including production-related rental tools, work force accommodations and logistics, oil country tubular goods distribution and land drilling services. Oil States is a publicly traded company on the New York Stock Exchange under the symbol “OIS”. Douglas E. Swanson has served as president and chief executive officer of Oil States since January 2000. Prior to joining Oil States, Mr. Swanson served as president and chief executive officer of Cliffs Drilling Company, a contract drilling company, from January 1992 to August 1999. He holds a bachelor’s degree from Cornell College and is a Certified Public Accountant.

Cindy B. Taylor became a Class II director on March 3, 2006 for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2008. Mrs. Taylor has served as Senior Vice President — Chief Financial Officer and Treasurer of Oil States International Inc. since May 2000. Prior to joining Oil States, Mrs. Taylor served as the Chief Financial Officer of L.E. Simmons & Associates, Incorporated from August 1999 to May 2000, the Vice President — Controller of Cliffs Drilling Company from July 1992 to August 1999 and as a Senior Manager with Ernst & Young LLP, a public accounting firm, from January 1984 to July 1992. She received a bachelor’s degree of business administration from Texas A&M University and is a Certified Public Accountant.

Gabriel Aldape has served as interim Chief Financial Officer since March 3, 2006. Prior to joining us, Mr. Aldape served as Vice President of HWC. Mr. Aldape was responsible for directing investment analysis, cost analysis and general accounting and finance management, including cash management and business planning, for Capstar Drilling, Oil States land drilling operations. He also managed the Sarbanes-Oxley compliance effort for HWC and Capstar. Mr. Aldape’s international experience includes five years as Finance Manager and Controller in Mexico and Venezuela, as well as directing financial start up efforts in Dubai, Congo, Algeria and Egypt. Mr. Aldape has spent 21 years in accounting and management in the oil field service industry. He received his bachelor’s degree of business administration in Accounting from San Antonio’s St. Mary’s University in 1982, and successfully completed the CPA exam in 1984. He also completed 21 Hours of graduate Finance studies at the University of Houston.

Dewitt H. Edwards has served as our Senior Vice President since April 2005 and as Principle Financial Officer for the period from April 2005 until March 2006. Prior to his employment, Mr. Edwards served as a consultant to us. He had been engaged to work on initiatives to refinance our debt and improve our overall capital structure and liquidity. Mr. Edwards was previously employed by us as our Executive Vice President from September 1998 through May 2002. Prior to that, Mr. Edwards was employed by Halliburton Energy Services for 19 years where he served in positions of increasing authority, including Mid Continent Area Manager and North America Resource Manager.

Kevin D. Johnson has served as our Vice President - Accounting since April 2005. Mr. Johnson previously served as our Senior Vice President - Finance from March 2003 to April 2005 and Controller from July 1999 to March 2003. Prior to joining us, Mr. Johnson served as assistant controller from March 1997 through June 1999 for ITEQ, Inc., a public company, engaged in manufacturing and construction of storage tanks and industrial air filtration systems. Mr. Johnson worked for 10 years in various accounting capacities from August 1987 to January 1997 with Battle Mountain Gold Company, a public company engaged in world-wide gold mining, and prior to that, in the oilfield service sector from July 1978 to May 1987 in various capacities including corporate Controller at Galveston Houston Company, a public company at that time. Prior to his employment at Galveston Houston Company, Mr. Johnson was employed by Brown and Root (KBR) where Mr. Johnson started as a systems analyst and accountant. Mr. Johnson graduated with a BBA in Accounting/Information Systems from the University of North Texas in 1975.

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

Code of Business Conduct and Ethics: We have adopted a Code of Business Conduct and Ethics that covers all employees, directors, and officers that relates to the honest and ethical conduct in all business dealings, full, fair, accurate, timely and understandable disclosures in all reports filed by the us with or submitted to the Securities and Exchange Commission and in other public communications, compliance with applicable governmental rules and regulations, and avoidance of conflicts of interest. The Code of Business Conduct and Ethics is available on the ‘Company Info’ link at www.boots-coots.com. Copies of the Code of Business Conduct and Ethics may also be obtained upon written request of our corporate Secretary at our principal executive office address.

Audit Committee Independence and Financial Experts: The Audit Committee reviews our financial reporting processes, system of internal controls, and the audit process for monitoring compliance with laws and regulations. In addition, the committee reviews, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit. Our board has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of the American Stock Exchange and the Securities and Exchange Commission. Messrs Anderson and Herlin are financial experts within the meaning of Item 401 (h) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 11.	Executive Compensation

The Summary Compensation Table below sets forth the cash and non-cash compensation information for the years ended December 31, 2005, 2004 and 2003 for the Chief Executive Officer and the other executive officers whose salary and bonus earned for services rendered to us exceeded $100,000 for the most recent fiscal year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation (5) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- Sation (6) ($)
Kirk Krist (1)	2005	$240,000	_	$27,500	_	_
Chairman of the	2004	242,175	$78,975	20,000	$279,000(1)	500,000(1)
Board	2003	236,775	157,950	5,000
Jerry Winchester	2005	268,000	_		_	_		$6,654
Chief Executive	2004	268,000	62,500		_	_		3,900
Officer	2003	263,500	187,500		$360,000(2)	500,000(2)		3,606
Dewitt H. Edwards	2005	149,250				300,000(3)
Senior Vice
President -
Finance and
Administration
Kevin Johnson	2005	136,541	_					4,096
Vice President -	2004	132,667	31,250		None	150,000(4)		4,917
Accounting	2003	127,833	62,500					3,835

(1)
Mr. Krist serves as a consultant to us and is compensated pursuant to terms of a Consulting Agreement. Effective July 15, 2004, we granted Mr. Krist options to purchase 400,000 shares of common stock at an exercise price equal to the fair market value of the shares on August 19, 2004 (the date the options were issued), of which 250,000 shares have vested with the remaining 150,000 to be vested over the next two years. Mr. Krist also received 300,000 shares of restricted stock (valued at $0.93 per share), of which 150,000 vested on August 13, 2004 with the remainder to vest over the next four years (vesting of the entire remainder may be accelerated upon completion of a merger or acquisition on terms satisfactory to the Board of Directors), conditioned upon continued contractual relationship at the time of each vesting. As a result of the March 3, 2006 acquisition Mr. Kirk’s options became vested on that day. Beginning April 3, 2006, Mr. Kirk will earn $1,000 per day as we require his sevices. Non-executive board members, including Mr. Krist, receive $5,000 for each board meeting attended effective in the fourth quarter of 2003, which is reflected in Mr. Krist’s compensation under the heading “Other Annual Compensation”. On September 30, 2003 Mr. Krist also received a one-time, 100,000 share stock option vesting over a two year period for services as a board member. We previously reported the vested portion of the restricted stock awards over the life of the award. We now are reporting the full market value on the date of grant. This change in presentation does not affect the accounting for this transaction.

(2)
Effective October 1, 2003, we granted Mr. Winchester options to purchase 500,000 shares of common stock at an exercise price equal to the fair market value of the shares on that date. Mr. Winchester also received 300,000 shares of restricted stock (valued at $1.20 per share), of which 120,000 have vested with the remainder to vest over the next three years, conditioned upon continued employment at the time of each vesting. We previously reported the vested portion of the restricted stock awards over the life of the award. We now are reporting the full market value on the date of grant. This change in presentation does not affect the accounting for this transaction.

(3)
Effective October 12, 2005, Mr. Edwards received 300,000 stock options to purchase common stock, vesting over three years, 50 percent in 2006 and 25 percent in each of 2007 and 2008, pursuant to the 2004 Long Term Incentive Plan. Mr. Edwards joined us on April 1, 2005.

(4)
Effective November 1, 2004, Mr. Johnson received 150,000 stock options to purchase common stock, vesting over three years, 50 percent in 2005 and 25 percent in each of 2006 and 2007, pursuant to the 2004 Long Term Incentive Plan.

(5)	Consists of fees paid for attendance at the Board meetings.

(6)	Reflects life insurance premiums and matching contributions to 401(k) plan.

OPTION/SAR GRANTS IN FISCAL YEAR 2005

Individual Grants
		Percent of Total Options/			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Option/SARS Granted (#)	SARS Granted to Employees In Fiscal Year	Exercise Price ($/Share)	Expiration Date	5%	10%
Dewitt Edwards	300,000	40.0%	$1.13	10/12/11	$115,000	$262,000

Based on the fair market value of shares of common stock on the date the options were issued. The actual value received upon sales of the shares may vary materially from the values cited in the above table.

Aggregated Option/SAR Exercises
and December 31, 2005 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options /SARs At December 31, 2005 (shares)		Value of Unexercised In the Money Options/SARs At December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
K. Kirk Krist	_	_	466,250	75,000	$39,950	$8,250
Jerry Winchester	_	_	537,500	_	_	_
Dewitt Edwards	_	_	_	300,000	_	_
Kevin Johnson	_	_	158,100	75,000	$27,250	$27,250

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options, warrants and rights (b )	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	5,847,000	$1.02	4,030,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,847,000	$1.02	4,030,000

Compensation Committee Interlocks and Insider Participation

In the period covered by this report, none of our executive officers served as a board member or member of a compensation committee or similar body for another company that had an executive officer serving as a member of our board of directors or compensation committee.

COMPENSATION OF DIRECTORS

Directors who are also employed by us do not generally receive a retainer or fees for service on the board or any committees. The Chairman of the Board and directors who are not employed by us are entitled to receive a fee of $5,000 for attendance at each meeting of the board, $2,500 per committee chaired and $2,500 for each special committee meeting. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses related to the performance of their duties as directors. The Chairman of the audit committee receives a $50,000 annual stipend for his additional responsibilities. In addition, during 2003,each non-employee director was granted an option to purchase 100,000 shares of common stock at the fair market value on September 30, 2003 ($1.24). These options vested over a two-year period beginning on September 30, 2003. The two directors added on March 3, 2006, were not eligible to participate in this grant.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Determination of Executive Compensation. The objectives of the Compensation Committee in determining executive compensation are to retain and reward qualified individuals serving as our executive officers. To achieve these objectives, the committee relies primarily on salary, annual bonuses (awardable either in stock or cash) and awards under our various stock option plans. In making its decisions, the committee takes into account the conditions within our industry, our income statement and cash flow, and the attainment of various designated business objectives. Individual performances are also reviewed, taking into account the individual's responsibilities, experience and potential, his or her period of service and current salary and the individual's compensation level as compared to similar positions at other companies. The committee's evaluation of these considerations is, for the most part, subjective and, to date, it has not established any specific written compensation plans or formulas pursuant to which the executive officers’ annual compensation is determined.  Messrs. Anderson, DiPaolo and Herlin currently serve on the Compensation Committee.

The board of directors instructed the Compensation Committee to review and determine the most effective means in which to compensate and provide incentives for the board as a whole, the Chief Executive Officer, our executive management and our non-employee outside directors. The Compensation Committee established a bonus plan that awards executive management and certain employees a cash bonus in an amount equal to a varying percentage of their base salary depending our performance against certain net income and EBITDA goals.

Compensation Arrangements

Determination of the Chief Executive Officer's Compensation. On July 27, 2002, we appointed Jerry L. Winchester as our Chief Executive Officer. Under the terms of his employment agreement, we pay Mr. Winchester an annual salary of $250,000 and an annual automobile allowance of $18,000. In addition, on October 1, 2003, Mr. Winchester was granted an option to purchase up to 500,000 shares of our common stock at a per share price of $1.20, which was the fair market value of our common stock on that date. The option vested on the effective date of the agreement. Mr. Winchester was also granted 300,000 shares of restricted stock with 60,000 shares vesting on the effective date of his employment agreement and the remainder vesting over the following four years, conditioned upon continued employment at the time of each vesting. The terms of Mr. Winchester’s contract were negotiated utilizing the input of a third party compensation consultant who evaluated competitive market trends and a market study, and the terms were based upon the key roles of Mr. Winchester in maintaining the close working relationship with Halliburton, developing new business, identifying and completing acquisitions, resolving outstanding issues of prior period litigation and maturing debt, and providing leadership during a period of volatility in our business. The option award pertains to Mr. Winchester’s performance on these issues during 2003, while the restricted stock award is an incentive to his performance during the period of the contract.

Mr. Krist serves as our Chairman of the Board and also serves from time to time as a consultant to us. Mr. Krist's consulting agreement became effective July 15, 2004, resulting in the payment of an annual fee of $241,200 for the first year of the two year agreement. In addition, Mr. Krist has been granted an option to purchase up to 400,000 shares of common stock of us at a price of $0.93 per share, which was the fair market value on August 19, 2004, the date the options were issued. Of these options, 250,000 vested on the date of the agreement and 75,000 vested on August 19, 2005. The remaining 75,000 options will vest no later than August 19, 2006. Mr. Krist was also granted 300,000 shares of restricted stock, of which 150,000 shares vested on August 13, 2004 with the remainder to be vested over four years (vesting of the entire remainder may be accelerated upon completion of a sufficiently large merger or acquisition on terms satisfactory to the Board of Directors), conditioned upon continued consulting at the time of each vesting. In addition, in the second and final year of the agreement, Mr. Krist will continue to be paid the annual fee of $241,200 until January 15, 2006 or until the completion of the above mentioned merger or acquistion, whichever is longer, and thereafter will earn $1,000 per day as we require his services. As a result of the March 3, 2006 acquisition, Mr. Kirk’s options became vested on that day. Beginning April 3, 2006, Mr. Kirk will earn $1,000 per day as we require his services. Non-executive board members, including Mr. Krist, receive $5,000 for each board meeting attended, which is reflected in Mr. Krist’s compensation. On September 30, 2003, Mr. Krist also received a one-time, 100,000 share stock option vesting over a two year period for services as a board member.

The board of directors may adjust the day rate at its sole discretion.

Respectfully submitted,
THE COMPENSATION COMMITTEE

W. Richard Anderson
E. J. DiPaolo
Robert S. Herlin, Chairman

PERFORMANCE OF COMMON STOCK

The following graph compares our total stockholder return on an investment of $100 at December 31, 2000 in the common stock for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 as compared to the Standard & Poors' 500 Stock Index and the Standard & Poors' Energy Composite Index over the same period.

	12/00	12/01	12/02	12/03	12/04	12/05
Boots & Coots International Well Control, Inc.	100.00	114.29	36.57	72.00	52.00	59.43
S&P 500 Index	100.00	88.12	68.64	88.33	97.94	102.75
S&P Energy Composite Index	100.00	89.60	79.63	100.04	131.60	172.88

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jerry L. Winchester	653,561	(2)	1.1%
K. Kirk Krist	940,259	(3)	1.6%
Dewitt H. Edwards	--		*
Kevin D. Johnson	83,100	(4)	*
W. Richard Anderson	160,000	(5)	*
Jed DiPaolo	103,750	(6)	*
Robert S. Herlin	103,750	(6)	*
Don Cobb	100,000	(7)	*
Gabe Aldape	50,000	(8)	*
Douglas E. Swanson	--		*
Cindy B. Taylor	--		*
Oil States Energy Services, Inc. 333 Clay Street, Suite 4620 Houston, Texas 77002	26,462,137	(9)	45.2%
All executive officers and directors as a group (nine people)	2,194,420		3.6%

*	less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 11615 N. Houston Rosslyn, Houston, Texas 77086. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)	Includes options and/or warrants to purchase 513,750 shares of common stock exercisable within 60 days.
(3)	Includes options and/or warrants to purchase 312,500 shares of common stock exercisable within 60 days
(4)	Consists of options to purchase 83,100 shares of common stock exercisable within 60 days
(5)	Consists of options and/or warrants to purchase 160,000 shares of common stock exercisable within 60 days.
(6)	Consists of options to purchase 103,750 shares of common stock exercisable within 60 days.
(7)	Consists of options to purchase 100,000 shares of common stock exercisable within 60 days.
(8)	Consists of options to purchase 50,000 shares of common stock exercisable within 60 days.
(9)	Oil States Energy Services Inc. is a wholly owned subsidiary of Oil States International, Inc., which may be deemed to have shared voting and investment power over such shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the American Stock Exchange.

Gabe Aldape joined us on March 3, 2006 as Chief Financial Officer. His Form 3 was not filed on a timely basis due to a delay in receiving filing codes to submit reports through the EDGAR system. Mr. Aldape would also have been required to file a Form 4, in March, 2006, reporting the grant of 150,000 stock options to purchase common stock pursuant to the 2004 Long Term Incentive Plan in connection with his employment. Mr. Aldape will file each of these forms as soon as practicable.

Item 13.	Certain Relationships and Related Party Transactions

None.

Item 14.	Principal Accounting Fees and Services

During 2005 and 2004, we incurred the following fees for services performed by UHY Mann Frankfort Stein and Lipp, CPA’s LLP (“UHY”):

Audit Fees
Fee Type	2005	2004
Audit Fees	$190,000	$192,000
Audit Related fees	46,000	53,000
Tax Fees	—	—
Other Fees	16,000	—
Total Fees	$252,000	$245,000

AUDIT FEES

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2005 and 2004.

Audit Related Fees - Audit-related fees include professional services rendered by UHY for audits ofour employee benefit plans.

Tax Fees - We use an independent consultant other than UHY to perform all tax related consulting work.

All Other Fees -Other fees paid to UHY during 2005 were related to the acquisition of HWC and no other fees where paid in 2004.

Pre Approval Policies and Procedures - The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants. All of the services described above provided by UHY to us were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees - UHY’s work on our audit was performed by UHY partners and employees.

The Selection of Auditors - The Board of Directors appointed UHY as principal independent accountants to examine the financial statements and the books and records of us for the years ending December 31, 2005 and 2004. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in us. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with us in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Consolidated financial statements for the year ended December 31, 2005, included after signature page.

2.	Financial statement schedules included in consolidated financial statements.

3.	Exhibit Index

(a)	Exhibits

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
4.11	—
Registration Rights Agreement dated March 3,2006 between Boots &Coots International Well Control, Inc. and HWC Energy Services, Inc. (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9,2006.)

10.01	—	Alliance Agreement between IWC Services, Inc. and Halliburton Energy Services, a division of Halliburton Company (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 13, 1997
10.02	—	Open

Exhibit No.		Document
10.03	—	Open
10.04	—	1997 Incentive Stock Plan (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.)
10.05	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.06	—	Executive Compensation Plan (Incorporated herein by reference to exhibit 10.14 of Form 10-KSB filed March 31, 1998.)
10.07	—	Halliburton Center Sublease (Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.)
10.08	—
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

10.13	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.14	—	Open
10.15	—	Office Lease for 777 Post Oak (Incorporated herein by reference to exhibit 10.30 of Form 10-K filed April 15, 1999.)
10.16	—	Open
10.17	—	Open
10.18	—	Third Amendment to Loan Agreement dated April 21, 2000 (Incorporated herein by reference to exhibit 10.38 of Form 10-K filed July 17, 2000.)
10.19	—	Fourth Amendment to Loan Agreement dated May 31, 2000 (Incorporated herein by reference to exhibit 10.39 of Form 10-K filed July 17, 2000.)
10.20	—	Fifth Amendment to Loan Agreement dated May 31, 2000 (Incorporated herein by reference to exhibit 10.40 of Form 10-K filed July 17, 2000.)
10.21	—	Sixth Amendment to Loan Agreement dated June 15, 2000 (Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.)
10.22	—	Seventh Amendment to Loan Agreement dated December 29, 2000 (Incorporated herein by reference to exhibit 99.1 of Form 8-K filed January 12, 2001.)
10.23	—	Subordinated Note Restructuring Agreement with The Prudential Insurance Company of America dated December 28, 2000 (Incorporated herein by reference to exhibit 10.23 of Form 10-K filed April 2, 2001.)
10.25	—	Preferred Stock and Warrant Purchase Agreement, dated April 15, 1999, with Halliburton Energy Services, Inc. (Incorporated herein by reference to exhibit 10.41 of Form 10-K filed July 17, 2000.)
10.27	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.)

Exhibit No.		Document
10.28	—	Amended and Restated Purchase and Sale Agreement with National Oil Well, L.P. (Incorporated herein by reference to exhibit 2 of Form 8-K filed October 11, 2000.)
10.29	—	Open
10.30	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.31	—	Eighth Amendment to Loan Agreement dated April 12, 2002 (Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.)
10.32	—	Ninth Amendment to Loan Agreement dated May 1, 2002 (Incorporated herein by reference to exhibit 10.31 of Form 10-Q filed November 14, 2002.)
10.33	—
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

10.38	―	Consulting Agreement with Kirk Krist (Incorporated herein by reference to exhibit 10.10 of Form 8-K filed August 24, 2004.)
10.39	—	Non Employee Stock Option Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.40	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.41	—
Credit and Security Agreement dated March 3, 2006 by and between & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.10 of Form 8K filed March 9, 2006)

10.42	―
Transaction Agreement by and among Boots & Coots International Well Control, Inc., HWC Acquisition, LLC, HWC Merger Corporation, Hydraulic Well Control, LLC and HWC Energy Services, Inc. dated as of November 21, 2005 (Incorporated herein by reference to exhibit 2.1 to the Current Report on Form 8-K filed March 9, 2006.)

10.43	―	Subordinated Note Agreement with HWC Energy Services dated March 3, 2006 (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)
21.01*	—	List of subsidiaries
*23.1	―	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Dewitt H. Edwards
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Dewitt H. Edwards

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

	By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

	By:	/s/ Dewitt H. Edwards
Dewitt H. Edwards
Principal Accounting Officer
Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ K. KIRK KRIST	Chairman of the Board of Directors	March 31, 2006
K. Kirk Krist

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 31, 2006
Jerry Winchester

By: /s/ ROBERT HERLIN	Director	March 31, 2006
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO	Director	March 31, 2006
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 31, 2006
W. Richard Anderson

By: /s/ DOUGLAS E. SWANSON	Director	March 31, 2006
Douglas E. Swanson

By: /s/ CINDY B. TAYLOR	Director	March 31, 2006
Cindy B. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
March 27, 2006

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS

	December 31, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$2,594	$1,428
Receivables — net of allowance for doubtful accounts of $345,000 and $489,000 at December 31, 2005 and 2004	6,142	10,340
Prepaid expenses and other current assets	1,862	1,850
Total current assets	10,598	13,618
PROPERTY AND EQUIPMENT, net	2,462	2,872
DEFERRED TAX ASSET	—	98
OTHER ASSETS	1,707	1,805
Total assets	$14,767	$18,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term debt and current maturities of long-term debt and notes payable	$2,250	$1,200
Current portion of accrued interest	259	332
Accounts payable	376	3,468
Foreign income tax payable	585	45
Accrued liabilities	3,563	6,020
Total current liabilities	7,033	11,065

Long term debt and notes payable, net of current maturities	3,600	5,550
Accrued interest net of current portion	339	598
TOTAL LIABILITIES	10,972	17,213

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par, 5,000,000 shares authorized, 53,000 shares issued and outstanding.	—	—
Common stock ($.00001 par, 125,000,000 shares authorized, 29,594,000 and 29,439,000 shares issued and outstanding at December 31, 2005 and 2004, respectively)	—	—
Additional paid-in capital	71,859	70,888
Deferred Compensation	(225)	(325)
Accumulated other comprehensive loss	(1,234)	(873)
Accumulated deficit	(66,605)	(68,510)
Total stockholders' equity	3,795	1,180
Total liabilities and stockholders' equity	$14,767	$18,393

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share and share amounts)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
REVENUES
Service	$29,537	$24,175	$29,306
Equipment Sales	—	—	6,629
Total Revenues	29,537	24,175	35,935
COSTS OF SALES, excluding depreciation & amortization
Service	14,488	11,929	10,366
Equipment Sales	—	—	3,082
Total Costs of Sales	14,488	11,929	13,448

Gross Margin	15,049	12,246	22,487

Operating expenses	7,098	6,921	8,253
Selling, general and administrative	2,674	3,370	3,004
Depreciation and amortization	714	889	996
	10,486	11,180	12,253

OPERATING INCOME	4,563	1,066	10,234

INTEREST EXPENSE & OTHER, NET	655	864	2,286

INCOME FROM CONTINUING OPERATIONS BEFORE
income taxes	3,908	202	7,948

INCOME TAX EXPENSE	1,129	492	1,339

INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,779	$(290)	$6,609

INCOME FROM DISCONTINUED OPERATIONS
net of income taxes	—	42	482

NET INCOME (LOSS)	$2,779	$(248)	$7,091

STOCK AND WARRANT ACCRETION	—	(13)	(53)
PREFERRED DIVIDENDS ACCRUED	(874)	(735)	(1,170)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,905	$(996)	$5,868

BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.06	$(0.04)	$0.25
Discontinued operations	$—	$—	$0.02
Net income (loss)	$0.06	$(0.04)	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	29,507,000	28,142,000	21,878,000

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.06	$(0.04)	$0.24
Discontinued operations	$—	$—	$0.02
Net income (loss)	$0.06	$(0.04)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	31,374,000	28,142,000	22,218,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2005, 2004 and 2003
(in Thousands)

							Accumulated		Total
	Preferred Stock		Common Stock		Additional		Other		Stockholder’s
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Deferred Compensation	Equity (Deficit)
BALANCES at December 31, 2002	331	$—	11,216	$—	$59,832	$(73,382)	$(438)	$—	$(13,988)
Common stock options exercised	—	—	736	—	663	—	—	—	663
Common stock issued to retire senior short term debt	—	—	1,750	—	1,766	—	—	—	1,766
Common stock issued for services and Settlements	—	—	575	—	872	—	—	—	872
Preferred stock conversion to common stock	(278)	—	10,211	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	1,170	(1,170)	—	—	—
Short swing profit contribution	—	—	—	—	3,887	—	—	—	3,887
Warrant discount accretion	—	—	—	—	53	(53)	—	—	—
Warrants exercised	—	—	2,812	—	—	—	—	—	—
Deferred compensation	—	—	—	—	360	—	—	(360)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	90	90
Net income	—	—	—	—	—	7,091	—	—	7,091
Foreign currency translation loss	—	—	—	—	—	—	(1)	—	(1)
Comprehensive income	—	—	—	—	—	7,091	—	—	7,090
BALANCES at December 31, 2003	53	$—	27,300	$—	$68,603	$(67,514)	$(439)	$(270)	$380
Common stock options issued for services	—	—	—	—	72	—	—	—	72
Common stock issued for debt refinancing	—	—	1,250	—	1,088	—	—	—	1,088
Common stock issued for services	—	—	250	—	237	—	—	—	237
Restricted common stock issued	—	—	60	—	—	—	—	—	—
Preferred stock conversion to common stock	—	—	579	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	735	(735)	—	—	—
Warrant discount accretion	—	—	—	—	13	(13)	—	—	—
Deferred compensation	—	—	—	—	140	—	—	(140)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	85	85
Net loss	—	—	—	—	—	(248)	—	—	(248)
Foreign currency translation loss	—	—	—	—	—	—	(434)	—	(434)
Comprehensive loss	—	—	—	—	—	—	—	—	(682)
BALANCES at December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Common stock options exercised	—	—	35	—	23	—	—	—	23
Restricted common stock issued	—	—	120	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	874	(874)	—	—	—
Stock Options and restricted stock grant expense	—	—	—	—	74	—	—	—	74
Amortization of deferred compensation	—	—	—	—	—	—	—	100	100
Net income	—	—	—	—	—	2,779	—	—	2,779
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	2,418
BALANCES at December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,779	$(248)	$7,091
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities
Depreciation and amortization	714	889	996
Amortization of deferred loan cost	202	75	—
Bad debt expense (recovery)	(144)	108	346
Loss (gain) on sale of assets	(14)	(9)	—
Non cash cost of equipment sales	—	—	502
Non cash compensation charge	174	85	90
Interest converted to principal	—	—	630
Equity issued for services and settlements	—	309	872
Deferred taxes	98	—	(98)
Changes in operating assets and liabilities:
Receivables	4,342	2,787	(10,713)
Restricted assets	—	—	69
Prepaid expenses and other current assets	(12)	(308)	(922)
Other assets	(368)	(789)	2
Accounts payable and accrued liabilities	(5,077)	1,712	1,499
Change in net assets of discontinued operations	—	(206)	(770)
Net cash provided by (used in) operating activities	2,694	4,405	(406)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(306)	(491)	(1,799)
Proceeds from sale of property and equipment	16	40	—
Net cash used in investing activities	(290)	(451)	(1,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock options exercised	23	—	663
Debt repayments	(900)	(3,635)	—
Proceeds from short term senior financing	—	—	550
Payments to pledging arrangement	—	—	(59)
Payments of short term senior debt financings	—	—	(1,078)
Payments of unsecured notes payable	—	—	(475)
Short swing profit contributions	—	—	3,887
Net cash provided by (used in)financing activities	(877)	(3,635)	3,488
Impact of foreign currency on cash	(361)	(434)	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,166	(115)	1,282
CASH AND CASH EQUIVALENTS, beginning of year	1,428	1,543	261
CASH AND CASH EQUIVALENTS, end of year	$2,594	$1,428	$1,543
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$593	$1,421	$776
Cash paid for income taxes	170	1,379	1,186
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	—	13	53
Deferred compensation	—	140	360
Common stock issued for debt modification	—	1,088	—
Common stock issued to retire short term senior debt	—	—	1,776
Preferred stock dividends accrued	874	735	1,170

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

Boots & Coots International Well Control, Inc. and subsidiaries (the “Company”), is a global-response oil and gas service company that specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires. Through our participation in the proprietary insurance program WELLSURE®, we also provide lead contracting and high-risk management services, under critical loss scenarios, to the program’s insured clients. Additionally, the WELLSURE® program designates that we provide certain pre-event prevention and risk mitigation services defined under the program. We also provide snubbing and other high-risk well control management services, including pre-event planning, training and consulting.

In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, we began to actively expand our non-event service capabilities, with particular focus on prevention and restoration services. Prevention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, we developed the WELLSURE® program, which is now providing more predictable and increasing service fee income, and began marketing our SafeGuard program, which provides a full range of prevention services domestically and internationally. We intend to continue our effort to increase the revenues it generates from prevention services in 2006.

B.	Significant Accounting Policies:

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of us and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - We consider all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2005, restricted cash totaled $30,000.

Revenue Recognition - Revenue is recognized on our service contracts primarily on the basis of contractual day rates as the work is completed. Revenue and cost from product and equipment sales is recognized upon delivery, customer acceptance and contract completion.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and sub-contracted work as incurred.

Allowance for Doubtful Accounts - We perform ongoing evaluations of our customers and generally do not require collateral. We assess our credit risk and provide an allowance for doubtful accounts for any accounts which we deem doubtful of collection.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Impairment of Long Lived Assets -In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

Comprehensive Income (Loss) - Comprehensive income (loss) includes foreign currency translations. In accordance with SFAS No. 52, “Foreign Currency Translation”, the assets and liabilities of its foreign subsidiaries, denominated in foreign currency, are translated into US dollars at exchange rates in effect at the consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss) which is a separate component of stockholders equity.

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards. The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards. The provision for tax expense includes foreign income taxes from Algeria and Venezuela and a minimal amount of domestic alternative minimum tax liability (See Note G.).

Earnings Per Share - Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. On October 2, 2003, we had a reverse one for four stock split. All share numbers, prices and earnings per share have been conformed to the post split presentation throughout this document.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 2005, 2004 and 2003 is illustrated below:

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Numerator:
For basic and diluted earnings per share:
Net Income(loss) attributable to common stockholders	$1,905	$(996)	$5,868
Denominator:
For basic earnings per share-
Weighted-average shares	29,507	28,142	21,878
Effect of dilutive securities:
Convertible Preferred stock	—	—	33
Stock options and warrants	1,867	—	307
Denominator:
For diluted earnings per share -
Weighted-average shares	31,374	28,142	22,218

For the year ended December 31, 2004 we incurred a net loss attributable to common stockholders. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of diluted earnings per share because to do so would have been antidilutive for 2004.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share. Our convertible securities have a conversion price of $3.00. Assuming that the exercises and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at December 31, 2005, 2004 and 2003 would include: (1) 5,814,690, 5,202,440 and 823,365 common shares respectively, issuable upon exercise of stock options, (2) 2,582,033, 3,067,355 and 6,745,000, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 270,000 and 330,000 shares of stock to be issued as compensation over a four year vesting period as earned, (4) 98,067, 88,867 and 113,400 common shares, respectively, issuable upon conversion of convertible preferred stock. The actual numbers may be substantially less depending on the market price of our common stock at the time of conversion.

Employee stock-based compensation- We apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock option grants under our employee and director stock option plans if no intrinsic value of the option exists at the date of the grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). SFAS No. 123 encourages companies to account for stock-based compensations awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income (loss) and earnings (loss) per share would have been had the new accounting method been followed. Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under stock option plans consistent with the method of SFAS No. 123, our reported net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2005	2004	2003
	(in thousands except per share amounts)
Net income (loss) attributable to common stockholders, as reported	$1,905	$(996)	$5,868
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(929)	(382)	(567)
Pro forma net income (loss) attributable to common stockholders	$976	$(1,378)	$5,301
Basic income (loss)
Per share as reported	$0.06	$(0.04)	$0.27
Pro forma	$0.03	$(0.05)	$0.24

Diluted income (loss)
Per share as reported	$0.06	$(0.04)	$0.26
Pro forma	$0.03	$(0.05)	$0.24

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following weighted average assumptions were applied in determining the pro forma compensation costs:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.6%	3.4%	6.0%
Expected dividend yield	―	―	―
Expected option life	3 yrs	3 yrs	5 yrs
Expected volatility	79.3%	62.4%	60.0%
Weighted average fair value of options granted at market value	$0.56	$0.33	$1.20

Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of debt, exclusive of accrued interest included in debt, pursuant to our troubled debt restructuring in December 2000 (see Note H), approximates fair value as the majority of borrowings bear interest at current market interest rates for similar debt structures.

Recently Issued Accounting Standards In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for our equity instruments, such as stock options and restricted stock. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method. We currently accounts for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25. SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values. We will be required to apply SFAS 123R beginning in the fiscal quarter ending March 31, 2006. We will adopt the provisions of SFAS 123R using the modified - prospective approach. The impact on consolidated results of operations will be similar to the proforma results reported in Note B to the consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other changes, this Statement requires retrospective application for voluntary changes in accounting principles, unless it is impractical to do so. Guidance is provided on how to account for changes when retrospective application is impractical. This Statement is effective on a prospective basis beginning January 1, 2006.

Use of Estimates - The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, the valuation allowance for deferred tax assets and accrued liabilities for potential litigation settlements. Actual results could differ from these estimates.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to current year presentation.

C.	Discontinued Operations:

On June 30, 2002, we made the decision and formalized a plan to sell the assets of our Special Services and Abasco operations. The sales proceeds were approximately $1,041,000. The operations of these two companies are reflected as discontinued operations on the consolidated statements of operations and as assets and liabilities of discontinued operations on the consolidated balance sheets.

The following table presents the revenues, loss from operations and other components attributable to the discontinued operations Abasco and Boots and Coots Special Services:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$—	$—	$—
Income from operations before income taxes	—	42	482
Net income from discontinued operations	$—	$42	$482

D.	Detail of Certain Balance Sheet Accounts:

Prepaid expenses and other current assets consisted of the following as of:

	December 31,
	2005	2004
	(in thousands)
Prepaid insurance	$546	$704
Prepaid Agency Fees	271	231
Prepaid Taxes	203	342
Other prepaid and current assets	842	573
Total	$1,862	$1,850

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment consisted of the following as of:

	December 31,
	2005	2004
	(in thousands)
Land	$136	$136
Buildings and improvements	734	723
Well control and firefighting equipment	6,115	6,003
Shop and other equipment	114	132
Computer systems	568	568
Vehicles	612	554
Office equipment and furnishings	970	847
Total property and equipment	9,249	8,963
Less: accumulated depreciation and amortization	6,787	6,091
Net property and equipment	$2,462	$2,872

Depreciation expense was $714,000, $889,000 and $1,015,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Other assets consisted of the following as of:

	December 31,
	2005	2004
	(in thousands)
Deferred Loan Cost, net	$809	$1,013
Agency Commission Fees, net	527	789
Deferred Merger Costs and Other, net	371	3
Total	$1,707	$1,805

The amount of deferred loan cost amortized to interest expense was $202,000, $77,000 and zero for the year ended December 31, 2005, 2004 and 2003, respectively. Amortization expense related to agency commission fees were $262,000 and $17,000 and zero for the year ended December 31, 2005, 2004 and 2003, respectively.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued liabilities consisted of the following as of:

	December 31,
	2005	2004
	(in thousands)
Accrued income and other taxes	$706	$307
Accrued payables	752	3,891
Accrued salaries and benefits	860	880
Other accrued liabilities	1,245	942
Total	$3,563	$6,020

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	Income Taxes:

We and our wholly-owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes shown in the consolidated statements of operations is made up of current, deferred and foreign tax expense as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal
Current	$—	$—	$98
Deferred	98	—	(98)
State
Current	—	—	—
Deferred	—	—	—
Foreign	1,031	492	$1,339
	$1,129	$492	$1,339

The above foreign taxes represent income tax liabilities in the respective foreign subsidiary’s domicile. The provision for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income tax provision at the statutory rate (34%)	$1,328	$69	$2,702
Increase resulting from:
Foreign taxes in excess of statutory rate	80	103	230
Adjustment to net operating loss from continuing operations	(978)	—	624
Nondeductible expenses	28	29	31
Change in valuation allowance	671	291	(2,248)
	$1,129	$492	$1,339

As of December 31, 2005, 2004 and 2003, we had net domestic operating loss carry forwards of approximately $43,308,000, $41,351,000 and $41,227,000, respectively, expiring in various amounts beginning in 2011. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year. We have recorded valuation allowances for most of these net deferred tax assets since management believes it is more likely than not that most of the assets will not be realized. The temporary differences representing deferred tax assets and liabilities are as follows:

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2005	2004
	(in thousands)
Deferred income tax assets
Net operating loss carry forward	$14,630	$14,059
Depreciation	389	432
Allowance for doubtful accounts	117	166
Accruals	27	597
Foreign tax credit	1,957	1,314
Alternative minimum tax credit	118	98
Total deferred income tax assets	$17,238	$16,666
Valuation allowance	$(17,238)	$(16,568)
Net deferred income tax asset	$—	$98

Net deferred income tax asset	$—	$98

F.	Long-Term Debt and Notes Payable:

Long-term debt and notes payable consisted of the following:

	December 31,

	2005	2004
12 % Senior Subordinated Note	$5,100	$6,000
Senior secured credit facility	750	750
Total	5,850	6,750
Less: current portion of long-term debt and notes payable	2,250	1,200
Long-term debt and notes payable, net of current portion	$3,600	$5,550

In December 2000, the refinancing of our debt with Prudential which qualified as a troubled debt restructuring under the provisions of SFAS 15. As a result of the application of this accounting standard, the total indebtedness due to Prudential, inclusive of accrued interest, was reduced by the cash and fair market value of securities (determined by independent appraisal) issued by us, and the residual balance of the indebtedness was recorded as the new carrying value of the subordinated note due to Prudential. Consequently, the $7,200,000 face value of the 12.0% Senior Subordinated Note with an initial maturity date of 2005 was recorded on our balance sheet at $11,520,000. The additional carrying value of the debt effectively represented an accrual of future interest due on the face value of the subordinated note due to Prudential. The remaining excess of amounts previously due Prudential over the new carrying value was $2,444,000 and was recognized as an extraordinary gain in 2000.

On August 13, 2004, we amended our subordinated facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the amended terms, we paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. We were also required to pay down approximately $1,635,000 of principal on December 15, 2004. The December 31, 2005 remaining balance of $5,100,000 was to be paid in equal quarterly installments over the next four years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining troubled debt restructuring related credit over the life of the restructured facility. In connection with our amended loan agreement, Prudential also exchanged its remaining 582 shares of our Series E preferred stock for 55,429 shares of our common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and we issued Prudential 1,250,000 shares of our common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 9, 2002, we entered into a loan participation agreement under which it borrowed an additional $750,000 under our existing Senior Secured Loan Facility with Specialty Finance Fund I, LLC. This Loan Facility was acquired by San Juan Investments on that day. The effective interest rate of the participation was 11% after taking into account rate adjustment fees. We also paid 3% of the borrowed amount in origination fees, paid closing expenses and issued 25,000 shares of our common stock to the participation lender at closing. The participation had an initial maturity of 90 days, which was extended for an additional 90 days at our option. We issued an additional 25,000 shares of our common stock to the participation lender to extend the maturity date. On November 11, 2003, we and the senior lender executed an agreement extending the term of the loan to 29 months (due April 9, 2006) at 11% interest, paid quarterly. On June 1, 2004, we and the senior lender executed an agreement reducing the interest rate to 7%.

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility of $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the credit agreement totaling $10.6 million to repay senior and subordinated debt in full and repurchase all of our outstanding shares of preferred stock and for other corporate purposes. The $9.7 million credit facility is payable monthly over sixty months.

The Credit Agreement is secured by substantially all of our assets. Unused line fees are due monthly on the revolving credit facility and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA at our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate at March 3, 2006 was 6.17%.

The Credit Agreement contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net Worth calculated on March 1, 2006, but in no event less than $25,000,000, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3,000,000 in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the notes in original aggregate amount of $15,000,000 owing to HWC Energy Services, Inc., subject to adjustments based upon working capital on the effective date of the transaction, indebtedness existing on the date of the Credit Agreement, indebtedness existing between us and our subsidiaries that is unsecured and subordinated to the indebtedness arising under the Credit Agreement.

The $15,000,000 unsecured subordinated notes bears interest at a rate of 10% per annum, subject to adjustments for working capital on the effective date of closing owing to HWC Energy Services, Inc., with a one time principal payment to HWC Energy Service, Inc. on September 9, 2010.

Substantially all of our assets are pledged as collateral under the debt agreements.

G.	Stockholders’ Equity:

Common and Preferred Stock

Our stockholders approved a reverse one for four stock split effective October 3, 2003, and all of the share numbers in this filing have been adjusted accordingly. Under our Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of our preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by our stockholders , issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 15, 1999, we completed the sale of 50,000 shares of $.00001 par value per share with a face value of $100 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock has a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increases to the greater of prime plus 6.25% or 14% per annum, which is subject to adjustment for stock splits, stock dividends and certain other events. At December 31, 2005 and 2004 there were 50,000 shares of our Series A preferred stock issued and outstanding. This preferred stock was paid in full in connection with closing the HWC acquisition.

On April 28, 2000, we adopted the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, which designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable semi-annually at the election of us in additional shares of our Series B Preferred Stock in lieu of cash; have voting rights equivalent to 100 votes per share; and, may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate. At December 31, 2005 and 2004 there were no shares of series B preferred stock issued and outstanding.

On May 30, 2000 we adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable quarterly at the election of us in additional shares of our Series C Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of common stock into which preferred shares are convertible into, and may be converted at the election of us into shares of the our common stock on the basis of a $3.00 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. At December 31, 2005 and 2004 there were 2,943 and 2,616, respectively, shares of series C preferred stock issued and outstanding. This preferred stock was paid in full in connection with closing the HWC acquisition.

On December 29, 2000, we adopted the Certificate of Designation of Rights and Preferences of Series H Cumulative Convertible Preferred Stock (“Series H Preferred Stock”) that designates this issue to consist of 89,117 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum compounded, payable semi-annually at the election of the us in additional shares of our Series H Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of common stock into which preferred shares are convertible into, and may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate. At December 31, 2005 and 2004 there were no shares of series H preferred stock outstanding.

For the years ended December 31, 2005, 2004 and 2003, we accrued $874,000, $735,000 and $1,170,000, respectively, for dividends relating to all series of preferred stock. All 5,000,000 shares of the authorized Preferred stock are available for any future issue in any class of preferred stock.

Stockholder Rights Plan:

On November 29, 2001 we adopted a stockholder rights plan in order to provide protection for the stockholders in the event of an attempted potential acquisition of us. Under the plan, we have declared a dividend of one right on each share of our common stock. Each right will entitle the holder to purchase one one-hundredth of a share of a new Series I Junior Participating Preferred Stock of us at an exercise price of $20.00. The rights are not currently exercisable and will become exercisable only after a person or group acquires 15% or more of the outstanding common stock of us or announces a tender offer or exchange offer which would result in ownership of 15% or more of the outstanding common stock. The rights are subject to redemption by us for $0.001 per right at any time, subject to certain limitations. In addition, the Board of Directors is authorized to amend the Rights plan at any time prior to the time the rights become exercisable. The rights will expire on December 17, 2011.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If the rights become exercisable, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then current exercise price, a number of our shares of common stock having a market value of twice such price or, if we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then current exercise price, a number of the acquiring Company’s shares of common stock having a market value of twice such price. Prior to an acquisition of ownership of 50% or more of the common stock by a person or group, the Board of Directors may exchange the rights (other than rights owned by such person or group, which will have become null and void and nontransferable) at an exchange ratio of one share of common stock (or one one-hundredth of a share of Series I Preferred Stock) per right. The Board of Directors waived this requirement for the HWC acquisition.

A summary of warrants outstanding as of December 31, 2005 is as follows:

Expiration Date	Exercise Price Per Share	Number of Shares

03/19/2006	3.00	254,715
04/09/2006	3.00	4,153
10/31/2006	3.00	18,750
04/25/2007	1.77	26,465
06/04/2007	2.02	88,056
06/30/2007	1.77	88,181
04/10/2008	2.35	1,464,213
07/18/2008	1.40	37,500
10/03/2008	0.88	600,000
		2,582,033

In connection with closing the HWC acquisition, 1,464,213 warrants priced at $2.35 were eliminated.

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2005 follows:

1996 Incentive Stock Plan authorizing the Board of Directors to provide a number of key employees with incentive compensation commensurate with their positions and responsibilities. The 1996 Plan permitted the grant of incentive equity awards covering up to 240,000 shares of common stock. In connection with the acquisition of IWC Services by us, we issued incentive stock options covering an aggregate of 115,000 shares of common stock to employees who were the beneficial owners of 50,000 options that were previously granted by IWC Services. These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of $1.72 per share.

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the December 31, 2005, stock options covering an aggregate of 368,750 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant. These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of ranging from $1.72 to $3.00 per share.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1997 Executive Compensation Plan authorizing the Board of Directors to provide executive officers with incentive compensation commensurate with their positions and responsibilities. The 1997 Executive Compensation Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2005, there were stock options of 501,090 stock options outstanding under the Plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2005, grants of stock options covering an aggregate of 454,750 shares of common stock have been made under the 1997 Outside Directors’ Option Plan. At December 31, 2005, there were 415,000 stock options outstanding under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us. The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 783,125 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2005, there were 601,600 stock options outstanding under the plan.

In April 2000, we voided stock options covering an aggregate of 752,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 710,250 shares of common stock were reissued at an exercise price of $3.00. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and we were subject to recording compensation expense if our stock price rose above $3.00. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 522,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 522,000 shares at an exercise price of $2.20 per share. As of December 31, 2005, options to purchase 64,100 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

On October 1, 2003 we granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with our Chief Executive Officer. We also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately. This resulted in a 2005 and 2004 compensation expense of $72,000 and $90,000 in 2003.

On July 15, 2004 we granted 400,000 options at market price on that day, of which 250,000 vested immediately and the remaining 150,000 will vest over a two year period, as a result of the new contract agreement with our Chairman of the Board. We also granted 300,000 shares of restricted stock at no cost with 150,000 shares vesting on August 13, 2004 and the remainder to be vested over a four year period conditioned upon continued consulting at the time of each vesting. This resulted in a compensation expense of $58,000 and $81,000 in 2005 and 2004, respectively.

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 4,492,000 shares of common stock have been made under the 2004 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period. At December 31, 2005, there were 4,297,000 stock options outstanding under the plan. An additional 2,000,000 of our stock options were authorized by the Board of Directors and approved by a majority vote of the stockholders on March 1, 2003. In connection with the acquisition of HWC on March 3, 2006, an additional 895,000 of our stock options, priced at $1.50 per option have been approved to be issued to employees of HWC.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding December 31, 2002	1,391	$2.76
Granted	500	1.20
Exercised	(1,034)	2.63
Cancelled	(34)	3.00
Outstanding December 31, 2003	823	$1.96
Granted	4,434	0.75
Exercised	—	—
Cancelled	(55)	3.84
Outstanding December 31, 2004	5,202	$0.90
Granted	873	1.10
Exercised	(35)	0.67
Cancelled	(225)	1.34
Outstanding December 31, 2005	5,815	$1.02

Summary information about our stock options outstanding at December 31, 2005:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005 (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2005 (in thousands)	Weighted Average Exercise Price
$0.67	3,547	4.84	$0.67	1,626	$0.67
$0.92	15	4.38	$0.92	15	$0.92
$0.93	400	3.54	$0.93	400	$0.93
$1.04	100	5.50	$1.04	—	$1.04
$1.11	50	5.79	$1.11	—	$1.11
$1.13	300	5.79	$1.13	—	$1.13
$1.20	500	7.75	$1.20	500	$1.20
$1.24	400	2.75	$1.24	400	$1.24
$1.26	300	5.67	$1.26	—	$1.26
$1.72	2	1.58	$1.72	2	$1.72
$3.00	201	3.90	$3.00	191	$3.00
$0.67-$3.00	5,815	4.93	$1.02	3,134	$1.00

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.	Employee Benefit Plans

401(k) Plan:

We sponsor a 40l (k) Plan adopted in 2000 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. Employees over fifty years old may contribute an additional $4,000 and $5,000 in 2005 and 2006, respectively. During the years ended December 31, 2005, 2004 and 2003, we contributed approximately $88,000, $72,000 and $69,000, respectively, under the Plan.

I.	Commitments and Contingencies:

Leases

We lease vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

At December 31, 2005, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(in thousands)
2006	$20
2007	16
2008	3
2009	—
2010	—
Thereafter	—
$39

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $32,000, $50,000 and $35,000, respectively.

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

J.	Business Segment Information, Revenues from Major Customers and Concentration of Credit Risk:

Segments:

Our current business segments are Prevention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

Our Prevention segment consists of "non-event" services that are designed to reduce the number and severity of critical well events to oil and gas operators. The scope of these services include training, contingency planning, well plan reviews, services associated with our Safeguard programs and services in conjunction with the WELLSURE® risk management program. All of these services are designed to significantly reduce the risk of a well blowout or other critical response event.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our Response segment consists of personnel and equipment services provided during an emergency response such as a critical well event or a hazardous material response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning operations in the two business segments for the years ended December 31, 2005, 2004 and 2003 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Prevention and Response segments.

	Prevention	Response	Consolidated
Year Ended December 31, 2005
Net operating revenues	$13,860	$15,677	$29,537
Operating income	2,538	2,025	4,563
Identifiable operating assets	6,929	7,838	14,767
Capital expenditures	—	306	306
Depreciation and amortization	310	404	714
Interest expense	274	310	584

Year Ended December 31, 2004
Net operating revenues	$8,050	$16,125	$24,175
Operating income (loss)	(225)	1,291	1,066
Identifiable operating assets	6,125	12,268	18,393
Capital expenditures	—	491	491
Depreciation and amortization	261	628	889
Interest expense	148	295	443

Year Ended December 31, 2003
Net operating revenues	$16,159	$19,776	$35,935
Operating Income (loss)	3,731	6,503	10,234
Identifiable operating assets	8,871	10,855	19,726
Capital expenditures	—	1,799	1,799
Depreciation and amortization	423	573	996
Interest expense	1,080	1,322	2,402

Revenue from major customers and concentration of credit risk:

During the periods presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31,
	2005	2004	2003
Customer A	41%	21%	—
Customer B	11%	—	—
Customer C	—	11%	68%

Our revenues are generated geographically as follows:

	Year Ended December 31,
	2005	2004	2003
United States	19%	35%	13%
Foreign	81%	65%	87%

The nature of our revenue stream is cyclical from year to year such that this history of geographic split does not represent any trend, but is more related to where the response related events occur during any one year. Of the 2005 Foreign above are revenues of 41% and 12% generated from Iraq and Venezuela, respectively. Of the 2004 Foreign above are revenues of 32% and 28% generated from Iraq and Venezuela, respectively. Of the 2003 Foreign above are revenues of 72% and 24% generated from Iraq and Venezuela, respectively.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable:

Three of our customers at December 31, 2005 accounted for 64% of outstanding accounts receivable. One of our customers at December 31, 2004 accounted for 68% of outstanding accounts receivable. One domestic customer at December 31, 2003 accounted for 53% of the outstanding accounts receivable. One customer in Venezuela accounted for 10% and 7% of December 31, 2005 and 2004 outstanding accounts receivable, respectively.

Cash:

We maintain deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal. In connection with the acquisitions on March 3, 2004, all of our investments were used as a source of cash for the credit agreement so we no longer have a material sum on deposit in banks earning interest income.

K.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2005 and 2004:

	Quarter Ended
2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$14,290	$4,762	$4,612	$5,873
Income (loss)from continuing operations	2,473	(663)	(469)	1,438
Net income (loss)	2,473	(663)	(469)	1,438
Net income (loss) attributable to common stockholders	2,262	(879)	(691)	1,213
Net income (loss) per common share:
Basic	0.08	(0.03)	(0.02)	0.04
Diluted	0.07	(0.03)	(0.02)	0.04

	Quarter Ended
2004	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$4,411	$6,936	$3,308	$9,520
Income (loss) from continuing operations	8	485	(1,310)	527
Net income (loss)	8	483	(1,333)	594
Net income (loss) attributable to common stockholders	(114)	289	(1,552)	381
Net income (loss) per common share:
Basic	0.00	0.01	(0.05)	0.01
Diluted	0.00	0.01	(0.05)	0.01

Basic and diluted earnings (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings (loss) per common share amounts.

BOOTS AND COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L.	Subsequent Events

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). Under the terms of the agreement, we issued approximately 26.5 million shares (or approximately 46%) of our common stock and subordinated promissory notes with an aggregate balance of $15 million, subject to adjustment, as consideration for the acquisition.

We expect to realize significant operating synergies as a result of the acquisition. Both businesses are global leaders in their respective pressure control markets. The acquisition will significantly expand our presence in the pressure control market by enabling us to provide our clients with hydraulic workover services, snubbing services, engineering, risk management and other prevention services as well as full emergency response capability for well control events. We also expect to benefit from our ability to develop business in areas where HWC has ongoing operations but we previously did not, including Congo, Egypt, and Dubai.

We also increased our board of directors from five to seven members. Douglas E. Swanson and Cindy B. Taylor have been appointed to the board as independent directors. Gabriel Aldape, former vice president - finance of HWC, has been appointed as interim chief financial officer of Boots & Coots.

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility of $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility of $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings totaling $10.6 million under the credit facilities to repay senior and subordinated debt in full and repurchase all of our outstanding shares of preferred stock and for other corporate purposes.

The Credit Agreement is secured by substantially all of our assets. Unused line fees are due monthly on the revolving credit facility and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate at March 3, 2006 was 6.17%.

The Credit Agreement contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net Worth calculated on March 1, 2006, but in no event less than $25,000,000, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3,000,000 in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the notes in original aggregate amount of $15,000,000 owing to HWC Energy Services, Inc., indebtedness existing on the date of the Credit Agreement, indebtedness existing between us and our subsidiaries that is unsecured and subordinated to the indebtedness arising under the Credit Agreement.

The $15,000,000 is an unsecured subordinated debt bears interest at a rate of 10% per annum, subject to adjustments for working capital on the effective date of closing owing to HWC Energy Services, Inc., with a one time principal payment to HWC Energy Service, Inc. on September 9, 2010.