Form 10-Q
period 2006-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2006-05-15
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 11, 2006, was 58,453,821.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	March 31, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,145	$2,564
Restricted cash	303	30
Receivables, net	22,648	6,142
Inventory	849	—
Prepaid expenses and other current assets	4,886	1,862
Total current assets	32,831	10,598

PROPERTY AND EQUIPMENT, net	41,728	2,462
GOODWILL	4,648	—
OTHER ASSETS	407	1,707
Total assets	$79,614	$14,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,940	$2,250
Current portion of accrued interest	—	259
Accounts payable	4,002	376
Foreign income tax payable	1,307	585
Accrued liabilities	9,504	3,563
Total current liabilities	16,753	7,033

Long term debt and notes payable, net of current maturities	30,124	3,600
Accrued interest, net of current portion	—	339
Deferred taxes	5,111	—
Long term liabilities	1,435	—

Total liabilities	53,423	10,972

COMMITMENTS AND CONTINGENCIES (See Note F)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, and 53,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 58,340,000 and 29,594,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	92,736	71,859
Deferred compensation	—	(225)
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(65,311)	(66,605)
Total stockholders' equity	26,191	3,795
Total liabilities and stockholders' equity	$79,614	$14,767

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Service	$11,520	$14,290
COST OF SALES, excluding depreciation and amortization
Service	5,300	8,586

Gross Margin	6,220	5,704

OPERATING EXPENSES	2,870	1,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	818	665
DEPRECIATION AND AMORTIZATION	572	221

OPERATING INCOME	1,960	2,839

INTEREST EXPENSE AND OTHER, net	575	162

INCOME BEFORE INCOME TAXES	1,385	2,677
INCOME TAX EXPENSE	707	204

NET INCOME	678	2,473

PREFERRED DIVIDEND REQUIREMENTS & ACCRETIONS	(616)	211

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1, 294	$2,262

Basic Earnings per Common Share:	$0.03	$0.08

Weighted Average Common Shares Outstanding - Basic	38,789,000	29,491,000

Diluted Earnings per Common Share:	$0.03	$0.07

Weighted Average Common Shares Outstanding - Diluted	41,383,000	31,043,000

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2006
(Unaudited)
(000’s)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid in	Accumulated	Comprehensive	Deferred	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795
Common stock options exercised	—	—	183	—	122	—	—	—	122
Common stock issued for services	—	—	15	—	21	—	—	—	21
Common stock issued for acquisition of business	—	—	26,462	—	26,462	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—
Restricted stock grant expense	—	—	—	—	25	—	—	—	25
Reversal of deferred compensation with adoption of SFAS 123(R)	—	—	—	—	(225)	—	—	225	—
Stock based compensation	—	—	150	—	387	—	—	—	387
Conversion of preferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	(5,299)
Net income	—	—	—	—	—	678	—	—	678
BALANCES, March 31, 2006	—	$—	58,340	$—	$92,736	$(65,311)	$(1,234)	$—	$26,191

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$678	$2,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	572	221
Stock based compensation	412	—
Recovery of bad debt	(118)	—
Troubled debt restructuring interest accrual	(598)	(90)
Amortization of deferred loan costs	809	51
Other non-cash charges	11	115
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(2,974)	1,420
Inventory	(12)	—
Prepaid expenses and current assets	(2,871)	528
Other assets	491	121
Accounts payables and accrued liabilities	1,596	(4,084)
Net cash provided by (used in) operating activities	(2,004)	755

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with the acquisition	4,345	—
Property and equipment additions	(195)	(49)
Proceeds from sale of property and equipment	12	—
Net cash provided by (used in) investing activities	4,162	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	(750)	—
Payments of subordinated debt	(5,100)	(300)
Revolving credit borrowings	750	—
Proceeds from term loan	9,700	—
Redemption of preferred stock	(5,299)	—
Stock options exercised	122	—
Net cash used in financing activities	(577)	(300)
Impact of foreign currency on cash	—	(361)
Net increase in cash and cash equivalents	1,581	45
CASH AND CASH EQUIVALENTS, beginning of period	2,564	1,428
CASH AND CASH EQUIVALENTS, end of period	$4,145	$1,473

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$277	$193
Cash paid for income taxes	1,193	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued (reversed)	(616)	211
Common stock issued for acquisition of business	26,462	—
Conversion of preferred stock	1,936	—
Long term notes issued for acquisition of business	21,614	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2005, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation - We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options, based on estimated fair values. FAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Foreign currency - Effective January 1, 2006, and related to the acquisition of Hydraulic Well Control, we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated Other Comprehensive Loss reported in the Consolidated Statements of Stockholders’ Equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. The accounts of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, foreign currency is translated to U.S. dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses, as well as translation gains and losses, are reported in income and expenses. Monetary balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date for assets and liabilities, and for non-monetary items, the accounts are translated at the historical exchange rate in effect when acquired. Revenues and expenses are translated at the average exchange rate for the period.

C. BUSINESS COMBINATIONS

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). Under the terms of the agreement, we issued approximately 26.5 million shares (or approximately 46%) of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.6 million after a $6.6 million adjustment for working capital acquired at March 1, 2006, as consideration for the acquisition. The working capital adjustment is subject to final settlement with the seller per the purchase agreement.

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC are recorded at the date of acquisition, at their respective fair values. In connection with the acquisition we engaged a valuation firm to assist management in its determination of the fair value of certain assets and liabilities of HWC. The purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of approximately $4.6 million. The total purchase price, including direct acquisition costs of $1.0 million less cash acquired of $4.3 million, was $44.8 million. The operating results of HWC are included in the consolidated financial statements subsequent to the March 3, 2006 acquisition date.

The preliminary fair values of the assets acquired and liabilities assumed effective March 3, 2006 were as follows:

Current assets (excluding cash)	$14,676
Property and equipment	$39,645
Goodwill	$4,648
Total assets acquired	$58,969

Current liabilities	$9,051
Deferred taxes	$5,111
Total liabilities assumed	$14,162

Net assets acquired	$44,807

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized, but will be reviewed at least annually for impairment.

The following unaudited pro forma financial information presents the combined results of operations of the Company and HWC as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three Months Ended March 31,
	2006	2005
Revenue	$20,064	$22,780
Operating Income	$3,420	$2,607
Net Income	$1,444	$1,267
Basic Earning Per Share	$0.02	$0.02
Diluted Earnings Per Share	$0.02	$0.02

D. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of January 1, 2007. We do not expect the new standard to have any material impact on our financial position and results of operations.

E. LONG-TERM DEBT AND NOTES PAYABLE

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly-owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the credit agreement totaling $10.6 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses. The $9.7 million credit facility is payable monthly over a period of sixty months. The loan balance outstanding under these facilities on March 31, 2006 was $10.45 million.

The Credit Agreement is secured by substantially all of our assets. Fees on unused commitments under the credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowings under the revolving credit facility and the term loan at March 31, 2006 was 7.75 % and 8.25%, respectively.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the notes in original aggregate amount of $15 million, adjusted to $21.6 million after a $6.6 million adjustment for working capital acquired at March 1, 2006, in connection with the acquisition. The working capital adjustment is subject to final settlement with the seller per the purchase agreement. We were in compliance with these covenants at March 31, 2006 and as of the date of this report.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, LLC., in connection with the HWC transaction has been adjusted to $21.6 million after a $6.6 million adjustment for working capital acquired, bears interest at a rate of 10% per annum, and requires a one time principal payment to Oil States Energy Service, Inc. on September 9, 2010. The working capital adjustment is subject to final settlement with the seller per the purchase agreement.

F. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

G. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings per share for the quarters ended March 31, 2006 and 2005 are illustrated below (in thousands):

	Three months Ended March 31,
	2006	2005
Numerator:
For basic and diluted earnings per share:
Net Income attributable to common stockholders	$1,294	$2,262
Denominator:
For basic earnings per share-
Weighted-average shares	38,789	29,491
Effect of dilutive securities:
Stock options and warrants	2,594	1,552
Denominator:
For diluted earnings per share -
Weighted-average shares	41,383	31,043

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share. Assuming that the exercise and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at March 31, 2006, and 2005 would include: (1) 6,554,690 and 5,244,690 common shares respectively, issuable upon exercise of stock options, (2) 921,114 and 2,984,855, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 120,000 and 330,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) zero and 91,000 common shares, respectively, issuable upon conversion of convertible preferred stock.

H. EMPLOYEE “STOCK BASED” COMPENSATION

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values. FAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). The balance previously reflected as deferred compensation was eliminated against Additional Paid-in Capital upon adoption of FAS123 (R). The effect on our net earnings and earnings per share before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the three months ended March 31, 2006 is illustrated below:

	Three Months Ended March 31, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of FAS123(R)	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$1,797	$412	$1,385
Provision for income taxes	707	—	707
Preferred dividends	(616)	—	(616)
Net Income attributable to common stockholders	1,706	412	1,294
Earnings per share:
Basic	0.04	0.01	0.03
Diluted	0.04	0.01	0.03

The pro forma effect on net earnings and earnings per share as if we had applied the fair value recognition provision of FAS 123(R), to Stock-based employee compensation for the three months ended March 31, 2005 is illustrated below:

	Three Months Ended March 31, 2005 (amounts in thousands, except per share data)
	Net Earnings as Reported	Effect of Stock-Based Compensation Expense	Net Earnings Before Application of FAS123(R)
Net Income attributable to common stockholders	$2,262	$210	$2,052
Earnings per share:
Basic	0.08	0.01	0.07
Diluted	0.07	0.00	0.07

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.56%	3.4%
Expected dividend yield	―	―
Expected option life	6.5 yrs	3 yrs
Expected volatility	95.1%	65.2%
Weighted average fair value of options granted at market value	$1.12	$0.31
Forfeiture rate	2.7%	0.0%

I. BUSINESS SEGMENT INFORMATION

Effective January 1, 2006, we redefined our segments in which we operate as a result of the acquisition of HWC. Our current business segments are “Well Intervention” and “Response”. Intercompany transfers between segments were not material. Our accounting policies for the operating segments are the same as those described in note A, “Basis of Presentation”. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results. HWC’s results for the month of March 2006 are included in our consolidated operating results.

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes services, performed by hydraulic workover and snubbing units, that are used to enhance production of oil and gas wells. These units may also be used for underbalanced drilling, workover and plug and abandon operations.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Hydraulic workover units may be used in certain emergency well control situations to the oil and gas industry. A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are under pressure (snubbing). When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

While direct costs of the Response segment are variable based upon the type of revenue generated, most of our operating expenses represent fixed costs for base labor charges, rent and utilities. Consequently, operating expenses increase only slightly as a result of responding to a critical event. In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to poor operating results. To mitigate these consequences, we are actively seeking to expand our Well Intervention services.

Information concerning operations in our different business segments for the three months ended March 31, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
Three Months Ended March 31, 2006:
Operating Revenues	$10,031	$1,489	$11,520
Operating Income	1,425	535	1,960
Identifiable Operating Assets	75,342	4,272	79,614
Capital Expenditures	121	—	195
Depreciation and Amortization	545	27	572
Interest Expense and Other, net	503	72	575

Three Months Ended March 31, 2005:
Operating Revenues	$3,103	$11,187	$14,290
Operating Income	987	1,852	2,839
Identifiable Operating Assets	3,517	12,680	16,197
Capital Expenditures	—	49	49
Depreciation and Amortization	43	178	221
Interest Expense and Other, net	23	139	162

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

Overview

Effective January 1, 2006, we redefined our segments in which we operate as a result of the acquisition of HWC. Our current business segments are “Well Intervention” and “Response”. Intercompany transfers between segments were not material. Our accounting policies for the operating segments are the same as those described in note A, “Basis of Presentation”. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results. HWC’s results for the month of March 2006 are included in our consolidated operating results.

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes hydraulic workover services used to enhance production of oil and gas wells.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Hydraulic workover units may be used for both non-critical and emergency well control situations in the oil and gas industry. A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are under pressure (snubbing). When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures. These units may also be used for underbalanced drilling and workover. We include workover activity within our Well Intervention segment and snubbing of underbalanced drilling with our Response segment.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months ended March 31, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended March 31,
	2006	2005
Revenues
Well Intervention	$10,031	$3,103
Response	1,489	11,187
	$11,520	$14,290
Cost of Sales
Well Intervention	$5,009	$1,357
Response	291	7,229
	$5,300	$8,586
Operating Expenses(1)
Well Intervention	$2,340	$572
Response	530	1,407
	$2,870	$1,979
Selling, General and Administrative Expenses(2)
Well Intervention	$712	$144
Response	106	521
	$818	$665
Depreciation and Amortization (1)
Well Intervention	$545	$43
Response	27	178
	$572	$221
Operating Income
Well Intervention	$1,425	$987
Response	535	1,852
	$1,960	$2,839
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

Comparison of the Three Months Ended March 31, 2006 with the Three Months Ended March 31, 2005

Revenues

Well Intervention revenues were $10,031,000 for the quarter ended March 31, 2006, compared to $3,103,000 for the quarter ended March 31, 2005, representing an increase of $6,928,000 (223%) in the current quarter. The increase was primarily the result of the inclusion of $4,407,000 related to Hydraulic Well Control for the month of March 2006, of $1,489,000 increased work primarily related to our SafeGuard program in Algeria and a $1,364,000 increase in remediation services for damage caused by hurricanes Katrina and Rita in the Gulf of Mexico. These increases were partially offset by a reduction in Venezuelan revenues of $404,000.

Response revenues were $1,489,000 for the quarter ended March 31, 2006, compared to $11,187,000 for the quarter ended March 31, 2005, a decrease of $9,698,000 (86.7%) in the current quarter. The decrease was primarily due to work performed in northern Iraq during the 2005 quarter. The Iraq revenue includes subcontractor services of $5,341,000 related to low margin third party pass-through charges for field personnel security. The result of this pass through revenue reduced operating margins for the first quarter of 2005 as compared to normalized operating levels.

Cost of Sales

Well Intervention cost of sales were $5,009,000 for the quarter ended March 31, 2006, compared to $1,357,000 for the quarter ended March 31, 2005, an increase of $3,652,000 (269%) in the current quarter. The increase was primarily the result of the inclusion of Hydraulic Well Control cost of $2,805,000 for the month of March 2006, $469,000 of costs related to remediation services in the Gulf of Mexico and SafeGuard cost due to increased activity primarily in Algeria.

Response cost of sales were $291,000 for the quarter ended March 31, 2006, compared to $7,229,000 for the quarter ended March 31, 2005, a decrease of $6,938,000 (96%) in the current quarter. The decrease is primarily related to lower margin subcontractor services related to work in northern Iraq of $5,074,000 for the prior year’s quarter. The additional decrease of $1,864,000 is primarily due to the completion of response work in Iraq during 2005.

Operating Expenses

Consolidated operating expenses were $2,870,000 for the quarter ended March 31, 2006, compared to $1,979,000 for the quarter ended March 31, 2005, an increase of $891,000 (45.0%) in the current quarter. This increase is due to additional fixed expenses related to the inclusion of Hydraulic Well Control cost of $340,000 for the month of March 2006, $229,000 related to the expensing of stock options in the current year pursuant to our adoption of FAS 123(R) “Stock Compensation”, increased business development expense, accrued incentive expense and an increase in administrative costs associated with doing more international business in the first quarter of 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $818,000 for the quarter ended March 31, 2006, compared to $665,000 for the quarter ended March 31, 2005, an increase of $153,000 (23.0%) from the prior year’s quarter. This increase is primarily due to costs related to expensing $183,000 of stock options in the current year pursuant to our adoption of FAS 123(R) “Stock Compensation.”

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $351,000 between the quarters ended March 31, 2006 and 2005 due to the inclusion of Hydraulic Well Control expense of $439,000, for the month and quarter of March 2006, offset by certain assets being fully depreciated by year end 2005.

Interest Expense and Other Expenses, net,

The change in interest and other expenses, net of $413,000 for the quarter ended March 31, 2006, as compared to the prior year’s quarter is set forth in the table below (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Interest expense - senior debt	9	13
Interest on subordinated notes	102	180
Interest credit related to December 2000 subordinated debt restructuring	(598)	(90)
Interest expense - Credit Facility	69	—
Interest expense - Term Note	168	—
Deferred finance cost on subordinated debt	809	51
Interest expense on financing agreements	13	30
Interest income on cash investments	(15)	(12)
Gain on foreign exchange	18	(5)
Other	—	(5)
Total Interest and Other	$575	$162

Income Tax Expense

Income taxes for the quarters ended March 31, 2006 and 2005 were $707,000 and $204,000, respectively, and are a result of taxable income in our foreign operations. The effective tax rate was 51% in the first quarter of 2006 as compared to an effective rate of 7.6% in the prior year's quarter. The increase in the effective rate for the three months ended March 31, 2006 is due to an increase in the percentage of our consolidated pretax income sourced in taxable foreign jurisdictions. We have determined that with the HWC transaction we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result ,we will be limited to utilizing approximately $1.8 million of U.S. net operating losses (NOL) to offset taxable income generated by us during the tax year ended December 31, 2006 and in future years until our U.S. NOL's are either completely used or expire. All U.S. tax expense in 2005 was offset by utilization of NOL's.

Liquidity and Capital Resources/Industry Conditions

Liquidity

At March 31, 2006, we had working capital of $16,078,000, including a cash balance of $4,145,000. We ended the quarter with stockholders’ equity of $26,191,000. For the quarter ended March 31, 2006, we generated operating income of $1,960,000 and used $2,004,000 of net cash in operating activities. The acquisition of HWC increased our working capital by $9,991,000, including a cash balance acquired of $4,345,000 effective March 1, 2006. Net cash used in investing activities was $3,965,000 and payments of debt were $5,850,000.

We generate our revenues from Well Intervention and emergency Response services. Response services are generally associated with a specific well control emergency or critical “event” whereas Well Intervention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common industry activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Well Intervention services provide a more predictable base of revenues. Historically we have relied upon event driven services as the primary source of our operating revenues, but more recently our strategy has been to focus on growth in our non-event service revenues at generally, lower margins. The addition of HWC will generate additional non-event service revenues in key markets and provide us with opportunities to expand our presence in the snubbing market.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars. We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies. On March 31, 2006, we had $2,643,000 of cash and $7,878,000 in accounts receivable attributable to our Venezuelan operations. Of this cash, $1,139,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $1,504,000 was denominated in Bolivars and resided in a Venezuelan bank. Accounts receivables of $7,220,000 were denominated in Bolivars and are subject to market risks.

Effective January 2006, and related to the acquisition of Hydraulic Well Control, we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated Other Comprehensive Loss reported in the Consolidated Statements of Stockholders’ Equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

Effective March 1, 2005, the exchange rate in Venezuela devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” of $361,000 during the three months ended March 31, 2005 to reflect devaluation of the Bolivar for that quarter. There was no currency gain or loss during the March 2006 quarter. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. We continue to monitor the situation closely.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 5 years
Long and short term debt and notes payable
Term loan	$9,700	$1,940	$3,880	$3,880	—
Revolving credit facility	$750				$750
Subordinated debt (a)	$21,614	—	—	—	$21,614
Future minimum lease payments	$69	$32	$36	$1	—

Total commitments	$32,133	$1,972	$3,916	$3,881	$22,364

(a) Includes $15,000,000 of notes with Oil States Energy Services, LLC and an additional $6,614,000 million adjustment for working capital acquired at March 1, 2006, in connection with the acquisition. The working capital adjustment is subject to final settlement with the seller per the purchase agreement.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly-owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the credit agreement totaling $10.6 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction related costs. The $9.7 million credit facility is payable monthly over a period of sixty months. The loan balance outstanding under these facilities on March 31, 2006 was $10.45 million.

The Credit Agreement is secured by substantially all of our assets. Unused line fees are due monthly on the revolving credit facility and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowing under the revolving credit facility and the term loan at March 31, 2006 was 7.75 % and 8.25%, respectively.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the notes in original aggregate amount of $15 million, adjusted to $21.6 million after a $6.6 million adjustment for working capital acquired at March 1, 2006, in connection with the acquisition. The working capital adjustment is subject to final settlement with the seller per the purchase agreement. We were in compliance with these covenants at March 31, 2006 and as of the date of this report.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, LLC., in connection with the HWC transaction has been adjusted to $21.6 million after a $6.6 million adjustment for working capital acquired, bears interest at a rate of 10% per annum, and requires a one time principal payment to Oil States Energy Service, Inc. on September 9, 2010. The working capital adjustment is subject to final settlement with the seller per the purchase agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first quarter 2006, foreign revenues were 55% of total revenue. Revenue generated by Venezuela and Algeria was 21% and 22%, respectively. Revenue generated by Venezuela and Algeria during the first quarter 2005 was 69% and 13%, respectively.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We estimate that if prevailing market interest rates had been 10% higher during the three months ended March 31, 2006 and March 31, 2005, and all other factors affecting our variable rate debt remained the same, pretax earnings would have been lower by approximately $36,000 and $22,000, respectively. With respect to the fair value of our fixed-interest rate debt, if prevailing market interest rates had been 10% higher at the quarter ended March 31, 2006 and 2005 and all other factors affecting our debt remained the same, the fair value of our fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $954,000 and $177,000 at March 31, 2006 and 2005, respectively. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical 10% increase. Given the composition of our debt structure, we do not, for the most part, actively manage its interest rate risk.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Our chief executive officer and chief financial officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in the Form 10-K for the year ended December 31, 2005. Our chief executive officer and chief financial officer reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2004 and 2005, our independent auditors, UHY Mann Frankfort Stein and Lipp, CPAs, LLP, issued letters to our audit committee noting certain matters in our Venezuelan subsidiary that they consider to be a material weakness in internal control. The matters listed in the letters included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

We are currently making changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela and believe these improvements will appropriately address the matters referred to in the letter. These changes include the following:

-	We have hired a Chief Financial Officer with experience in accounting controls for companies with international operations as well as Sarbanes-Oxley implementation experience;

-	We continue to revise and implement the existing policies and procedures of the subsidiary;

-	We are restructuring the accounting department of the subsidiary and enhancing our corporate reporting requirements; and

-
We are utilizing the HWC in-country financial manager to support the implementation of the HWC integrated accounting system. The HWC financial manager will be responsible for local internal controls and policies and procedures.

Changes in Internal Control - Effective March 02, 2006, we hired a Chief Financial Officer to oversee the accounting and administrative control functions of the Company.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on its operations or financial position.

Item 1A. Risk Factors.

See Risk Factors under Item 1A included in Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On March 1, 2006, we convened our annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect two Class II directors for a term of three years or until a successor is elected and qualified; to consider and vote upon a proposal to approve the issuance of an aggregate of 26,462,137 shares, subject to adjustment, of our common stock, par value $0.00001 per share, pursuant to the transaction agreement dated November 21, 2005, by and among us, HWC Acquisition, LLC, HWC Merger Corporation, Oil States Energy Services, Inc., and Hydraulic Well Control, LLC; to consider and vote upon a proposal to amend our certificate of incorporation to renounce certain corporate opportunities; and to consider and vote upon a proposal to amend our 2004 Long-Term Incentive Plan to increase the number of authorized shares of common stock available under the plan from 6,000,000 shares to 8,000,000.

The voting was as follows:

Proposal I: Election of Directors.

	FOR	CLASS	WITHHELD	ABSTAINING

Jed DiPaolo	26,732,785	II	695,138	--
Jerry Winchester	26,701,411	II	726,512	--

Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

Proposal II: Approve the issuance of 26,462,137 share of common stock in connection with the acquisition of HWC.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
15,432,421	419,295	129,198	11,447,009

This proposal required that over 50% or more of the shares outstanding cast a vote for, against or abstaining, and that a majority of these shares voting approved the proposal.

Proposal III: Amendment to our certificate of incorporation to renounce certain corporate opportunities.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
15,308,193	447,830	224,891	11,447,009

This proposal required that over 50% or more of the shares outstanding cast a vote for, against or abstaining, and that a majority of these shares voting approved the proposal.

Proposal IV: Amendment to the 2004 Long Term Incentive Plan to increase the number of shares available from 6,000,000 to 8,000,000.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
13,607,083	2,265,509	108,322	11,447,009

This proposal required that over 50% or more of the shares outstanding cast a vote for, against or abstaining, and that a majority of these shares voting approved the proposal.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.		Document
*31.1	―	§302 Certification by Jerry Winchester
*31.2		§302 Certification by Gabriel Aldape
*32.1		§906 Certification by Jerry Winchester
*32.2		§906 Certification by Gabriel Aldape

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL
WELL CONTROL, INC.

By:	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By:	/s/Gabriel Aldape
Gabriel Aldape
Chief Financial Officer
Principal Accounting Officer

Date: May 15, 2006