Form 10-Q
period 2006-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2006-08-14
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filers (as defined in Exchange Act Rule (12b-2))

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 14, 2006, was 58,748,821.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS

	June 30, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,402	$2,564
Restricted cash	303	30
Receivables, net	21,113	6,142
Inventory	846	—
Prepaid expenses and other current assets	4,633	1,862
Total current assets	36,297	10,598

PROPERTY AND EQUIPMENT, net	40,879	2,462
GOODWILL	4,304	—
OTHER ASSETS	597	1,707
Total assets	$82,077	$14,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$1,940	$2,250
Current portion of accrued interest	—	259
Accounts payable	4,422	376
Foreign income tax payable	1,547	585
Accrued liabilities	8,466	3,563
Total current liabilities	16,375	7,033
LONG TERM DEBT AND NOTES PAYABLE, net of current maturities	29,742	3,600
ACCRUED INTEREST, net of current portion	—	339
DEFERRED TAXES	5,110	—
OTHER LIABILITIES	1,561	—

Total liabilities	52,788	10,972

COMMITMENTS AND CONTINGENCIES (See Note F)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 and 53,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 58,529,000 and 29,594,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	93,202	71,859
Deferred compensation	—	(225)
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(62,679)	(66,605)
Total stockholders' equity	29,289	3,795
Total liabilities and stockholders' equity	$82,077	$14,767

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$23,472	$4,762	$34,992	$19,052

COST OF SALES, excluding depreciation and amortization	12,808	2,088	18,108	10,674

Gross Margin	10,664	2,674	16,884	8,378

OPERATING EXPENSES	3,461	2,001	6,331	3,980
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,000	662	1,818	1,327
OTHER OPERATING EXPENSES	94	—	112	—
DEPRECIATION AND AMORTIZATION	1,456	219	2,028	440

OPERATING INCOME (LOSS)	4,653	(208)	6,595	2,631

INTEREST EXPENSE AND OTHER, net	792	276	1,349	438

INCOME (LOSS) BEFORE INCOME TAXES	3,861	(484)	5,246	2,193
INCOME TAX EXPENSE	1,229	179	1,936	383

NET INCOME (LOSS)	2,632	(663)	3,310	1,810

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS	—	216	(616)	427

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,632	$(879)	$3,926	$1,383

Basic Earnings (Loss) per Common Share:	$0.05	$(0.03)	$0.08	$0.05

Weighted Average Common Shares Outstanding - Basic	58,436,000	29,499,000	48,667,000	29,495,000

Diluted Earnings (Loss) per Common Share:	$0.04	$(0.03)	$0.08	$0.04

Weighted Average Common Shares Outstanding - Diluted	62,259,000	29,499,000	51,879,000	31,103,000

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2006
(Unaudited)
(000’s)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid - in	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795
Common stock options exercised	—	—	308	—	206	—	—	—	206
Warrants exercised	—	—	64	—	—	—	—	—	—
Common stock issued for services	—	—	15	—	21	—	—	—	21
Common stock issued for acquisition of business	—	—	26,462	—	26,462	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—
Reversal of deferred compensation with adoption of SFAS 123(R)	—	—	—	—	(225)	—	—	225	—

Stock based compensation	—	—	150	—	794	—	—	—	794
Conversion of preferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	(5,299)
Net income	—	—	—	—	—	3,310	—	—	3,310
BALANCES, June 30, 2006	—	$—	58,529	$—	$93,202	$(62,679)	$(1,234)	$—	$29,289

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,310	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,028	440
Stock based compensation	794	—
Recovery of bad debt	(230)	—
Troubled debt restructuring interest accrual	(598)	—
Amortization of deferred loan costs	809	—
Other non-cash charges	11	109
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(1,327)	2,451
Inventory	(9)	—
Prepaid expenses and current assets	(2,618)	686
Other assets	301	235
Accounts payables and accrued liabilities	1,218	(5,163)
Net cash provided by operating activities	3,689	568

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with the acquisition	4,366	—
Property and equipment additions	(802)	(88)
Proceeds from sale of property and equipment	12	—
Net cash provided by (used in) investing activities	3,576	(88)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	(750)	—
Payments of subordinated debt	(5,100)	(600)
Payments of term loan	(324)	—
Revolving credit borrowings	1,140	—
Proceeds from term loan	9,700	—
Redemption of preferred stock	(5,299)	—
Stock options exercised	206	—
Net cash used in financing activities	(427)	(600)
Impact of foreign currency on cash	—	(361)
Net increase (decrease) in cash and cash equivalents	6,838	(481)
CASH AND CASH EQUIVALENTS, beginning of period	2,564	1,428
CASH AND CASH EQUIVALENTS, end of period	$9,402	$947

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,251	$377
Cash paid for income taxes	2,775	66
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued (reversed)	(616)	427
Common stock issued for acquisition of business	26,462	—
Conversion of preferred stock	1,936	—
Long term notes issued for acquisition of business	21,614	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2005, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation - We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options, based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Foreign currency - Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see ”Note C - Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. The accounts of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, foreign currency is translated to U.S. dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses, as well as translation gains and losses, are reported in income and expenses. These currency gains or losses are reported as other operating expenses. Monetary balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date for assets and liabilities, and for non-monetary items, the accounts are translated at the historical exchange rate in effect when acquired. Revenues and expenses are translated at the average exchange rate for the period.

C. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	June 30, 2006	December 31, 2005
Accounts receivable, net:
Trade	11,142	4,676
Unbilled Revenue	9,352	1,772
Other	734	39
Allowance for doubtful accounts	(115)	(345)
	21,113	6,142

	June 30, 2006	December 31, 2005
Property, plant and equipment, net:
Land	571	136
Leasehold	2,801	734
Equipment	36,710	114
Firefighting equipment	6,171	6,115
Furniture, fixtures & office	1,206	970
Computer systems	568	568
Vehicles	1,090	612
Construction in progress	569	−

Total property, plant and equipment	49,686	9,249
Less: Accumulated depreciation	(8,807)	(6,787)
	40,879	2,462

	June 30, 2006	December 31, 2005
Prepaid expenses and other assets:
Prepaid Taxes	1,287	203
Prepaid Insurance	2,290	546
Other prepaid expenses and current assets	1,056	1,113
	4,633	1,862

	June 30, 2006	December 31, 2005
Accounts payable:
Trade accounts payable	3,053	376
Accrued payables	1,369	−
	4,422	376

	June 30, 2006	December 31, 2005
Accrued liabilities:
Accrued compensation and benefits	2,637	860
Accrued insurance	1,211	-
Accrued taxes, other than foreign income tax	1,491	706
Other accrued liabilities	3,127	1,997
	8,466	3,563

D. BUSINESS COMBINATION

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for the acquisition, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC are recorded at the date of acquisition at their respective fair values. In connection with the acquisition we engaged a valuation firm to assist in determination of the fair value of certain assets and liabilities of HWC. The purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.3 million. The total purchase price, including direct acquisition costs of $1.4 million less cash acquired of $4.4 million, was $44.7 million. The total purchase price decreased by $0.4 million in the quarter ended June, 30 2006 due to the settlement of the working capital adjustment, pursuant to the purchase agreement. The operating results of HWC are included in the consolidated financial statements subsequent to the March 1, 2006 effective date.

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows:

Current assets (excluding cash)	$15,014
Property and equipment	$39,645
Goodwill	$4,304
Total assets acquired	$58,963

Current liabilities	$9,198
Deferred taxes	$5,110
Total liabilities assumed	$14,308

Net assets acquired	$44,655

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$23,472	$15,634	$43,533	$38,414
Operating Income	$4,653	$1,711	$8,259	$4,460
Net Income	$2,632	$(316)	$4,242	$1,476
Basic Earning Per Share	$0.05	$(0.01)	$0.07	$0.03
Diluted Earnings Per Share	$0.04	$(0.01)	$0.07	$0.02

Basic Shares Outstanding	58,436	57,897	58,232	57,893
Diluted Shares Outstanding	62,259	59,559	59,521	59,501

E. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ FIN48”), an interpretation of FASB Statement No. 109.  FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN48 which becomes effective for the fiscal years beginning after December 15, 2006.

F. LONG-TERM DEBT AND NOTES PAYABLE

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses. The loan balance outstanding on June 30, 2006 was $9.4 million on the term credit facility and $1.1 million on the revolving credit facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2006 was 8.25% and 8.75%, respectively. Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at June 30, 2006 and as of the date of this report.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc., in connection with the HWC acquisition has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired. The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.

As of June 30, 2006 and December 31, 2005 , long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $5.2 million and an average interest rate of 7.9% for the six month period ended June 30, 2006	$1,140	$	−
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an average interest rate of 8.4% for the six month period ended June 30, 2006	9,376		−
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166		−
Senior secured debt with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments with a fixed interest rate of 7%	-		750
Subordinated unsecured notes payable with Prudential with a fixed interest rate of 12%	−		5,100
Total debt	31,682		5,850
Less: current maturities	(1,940)		(2,250)
Total long-term debt	$29,742		$3,600

G. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

H. EARNINGS PER SHARE

Basic and diluted income(loss) per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings(loss) per share for the three and six months ended June 30, 2006 and 2005 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
For basic and diluted earnings per share:
Net income(loss) attributable to common stockholders	$2,632	$(879)	$3,926	$1,383
Denominator:
For basic earnings(loss) per share-
weighted-average shares	58,436	29,499	48,667	29,495
Effect of Dilutive Securities:
Stock options and warrants	3,823	—	3,212	1,608
Denominator:
For diluted earnings(loss) per share -
weighted-average shares	62,259	29,499	51,879	31,103

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share. The maximum number of potentially dilutive securities at June 30, 2006, and 2005 would include: (1) 6,635,000 and 5,660,000 common shares respectively, issuable upon exercise of stock options, (2) 733,952 and 2,695,000, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 120,000 and 330,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) zero and 93,000 common shares, respectively, issuable upon conversion of convertible preferred stock.

I. EMPLOYEE “STOCK BASED” COMPENSATION

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The balance previously reflected as deferred compensation was eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The effect on our net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the three and six months ended June 30, 2006 is illustrated below:

	Three Months Ended June 30, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of SFAS No. 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$4,118	$257	$3,861
Provision for income taxes	1,229	—	1,229
Preferred dividends	—	—	—
Net income attributable to common stockholders	2,889	257	2,632
Earnings per share:
Basic	0.05	0.00	0.05
Diluted	0.04	0.00	0.04

	Six Months Ended June 30, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of SFAS No. 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$5,855	$609	$5,246
Provision for income taxes	1,936	—	1,936
Preferred dividends	(616)	—	(616)
Net income attributable to common stockholders	4,535	609	3,926
Earnings per share:
Basic	0.09	0.01	0.08
Diluted	0.09	0.01	0.08

The pro forma effect on net earnings(loss) and earnings(loss) per share as if we had applied the fair value recognition provision of SFAS No. 123R, to Stock-based employee compensation for the three and six months ended June 30, 2005 is illustrated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss) attributable to common stockholders as reported	$(879)	$1,383
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	282	492
Pro forma net income (loss) attributable to common stockholders	$(1,161)	$891
Basic net income (loss) per share:
As reported	$(0.03)	$0.05
Pro forma	$(0.04)	$0.03
Diluted net income (loss) per share:
As reported	$(0.03)	$0.04
Pro forma	$(0.04)	$0.03

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining the pro forma compensation costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.61%	3.4%	4.59%	3.4%
Expected dividend yield	―	―	―	―
Expected option life	6.5 yrs	3 yrs	6.5 yrs	3 yrs
Expected volatility	95.7%	72.2%	95.5%	72.2%
Weighted average fair value of options granted at market value	$ 1.16	$ 0.35	$ 1.15	$ 0.35
Forfeiture rate	2.59%	0.0%	2.59%	0.00%

J. BUSINESS SEGMENT INFORMATION

Effective January 1, 2006, we redefined the segments in which we operate as a result of the acquisition of HWC. Our current business segments are “Well Intervention” and “Response”. Intercompany transfers between segments were not material. Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation”. Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. HWC’s results from and after March 1, 2006 are included in our consolidated operating results.

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may also be used for underbalanced drilling, workover, completions and plug and abandonment services. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are under pressure (snubbing). When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning segment operations for the three and six months ended June 30, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
Three Months Ended June 30, 2006:
Operating Revenues	$22,806	$666	$23,472
Operating Income(1)	4,475	178	4,653
Identifiable Operating Assets	80,569	1,508	82,077
Capital Expenditures	514	93	607
Depreciation and Amortization(1)	1,440	16	1,456
Interest Expense and Other, net	790	2	792
Segment profit (loss)(2)	2,457	175	2,632

Three Months Ended June 30, 2005:
Operating Revenues	$4,127	$635	$4,762
Operating Income (loss)(1)	749	(957)	(208)
Identifiable Operating Assets	5,384	8,804	14,188
Capital Expenditures	15	24	39
Depreciation and Amortization(1)	108	111	219
Interest Expense and Other, net	126	150	276
Segment profit (loss)(2)	589	(1,252)	(663)

	Well Intervention	Response	Consolidated
Six Months Ended June 30, 2006:
Operating Revenues	$32,837	$2,155	$34,992
Operating Income(1)	5,881	714	6,595
Identifiable Operating Assets	80,569	1,508	82,077
Capital Expenditures	635	167	802
Depreciation and Amortization(1)	1,985	43	2,028
Interest Expense and Other, net	1,274	75	1,349
Segment profit (loss)(2)	2,671	639	3,310

Six Months Ended June 30, 2005:
Operating Revenues	$7,230	$11,822	$19,052
Operating Income(1)	1,732	899	2,631
Identifiable Operating Assets	5,384	8,804	14,188
Capital Expenditures	33	55	88
Depreciation and Amortization(1)	153	287	440
Interest Expense and Other, net	150	288	438
Segment profit (loss)(2)	1,349	461	1,810

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)
Segment profit (loss) does not include preferred dividends requirements, which where zero and ($616,000) in the three and six months ended June 30,2006, respectively; and $216,000 and $427,000 in the three and six months ended June 30, 2005, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “do not anticipate,” and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our actual events and results of operations may differ materially from expectations because of inaccurate assumptions we make or by known or unknown risks and uncertainties. As a result, no forward-looking information can be guaranteed.

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

Overview

We provide a suite of integrated oilfield services centered on the prevention, emergency response and restoration of blowouts and well fires around the world, and have significant operations in the United States, Venezuela, the Middle East and Africa. Our proprietary risk management program, WELLSURE®, combines traditional well control insurance with post-event response as well as preventative services, giving oil and gas operators and insurance underwriters a medium for effective management of well control insurance policies. Our SafeGuard program, developed for international producers and operators, provides dedicated emergency response and risk management services including risk assessment, prevention, loss mitigation, contingency planning and continuous training and education in all aspects of critical well management.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. As a consequence of the acquisition, we also provide hydraulic units for emergency well control situations (snubbing) and various hydraulic well control solutions involving workovers, well drilling, well completions and plug and abandonment services. Hydraulic units may be used for both non-critical and emergency well control situations in the oil and gas industry. A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are under pressure (snubbing). When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures. The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for HWC, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired.

The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time. As a result, we experience large fluctuations in our revenues from these services. Non-critical services provide more stable revenues and our strategy has been, and continues to be, to expand our product and service offerings to mitigate the revenue and earnings volatility associated with critical well event services.

Segment Information

Effective January 1, 2006, we redefined the segments in which we operate as a result of our acquisition of HWC. Our current business segments are “Well Intervention” and “Response”.

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes services, performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may also be used for underbalanced drilling, workover, completions and plug and abandonment services.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Intercompany transfers between segments were not material. Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation”. Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results. HWC’s operating results from and after March 1, 2006 are included in our consolidated operating results.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three and six months ended June 30, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Well Intervention	$22,806	$4,127	$32,837	$7,230
Response	666	635	2,155	11,822
	$23,472	$4,762	$34,992	$19,052
Cost of Sales
Well Intervention	$12,663	$1,811	$17,672	$3,168
Response	145	277	436	7,506
	$12,808	$2,088	$18,108	$10,674
Operating Expenses(1)
Well Intervention	$3,140	$1,100	$5,481	$1,673
Response	321	901	850	2,307
	$3,461	$2,001	$6,331	$3,980
Selling, General and Administrative Expenses(2)
Well Intervention	$1,088	$359	$1,818	$504
Response	6	303	112	823
	$1,094	$662	$1,930	$1,327
Depreciation and Amortization(1)
Well Intervention	$1,440	$108	$1,985	$153
Response	16	111	43	287
	$1,456	$219	$2,028	$440
Operating Income(Loss)
Well Intervention	$4,475	$749	$5,881	$1,732
Response	178	(957)	714	899
	$4,653	$(208)	$6,595	$2,631
Segment Profit(Loss)(3)
Well Intervention	$2,457	$589	$2,671	$1,349
Response	175	(1,252)	639	461
	$2,632	$(663)	$3,310	$1, 810

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)
Segment profit (loss) does not include preferred dividends requirements, which where zero and ($616,000) in the three and six months ended June 30,2006, respectively; and $216,000 and $427,000 in the three and six months ended June 30, 2005, respectively.

Comparison of the Three Months Ended June 30, 2006 with the Three Months Ended June 30, 2005

Revenues

Well Intervention revenues were $22,806,000 for the quarter ended June 30, 2006, compared to $4,127,000 for the quarter ended June 30, 2005, representing an increase of $18,679,000, or 452.6%, in the current quarter. The increase was primarily the result of the inclusion of $17,916,000 of revenues related to our acquisition of HWC for the quarter ended June 30, 2006. For the quarter ended June 30, 2006 Safeguard revenue increased $1,226,000, or 71.2%, compared to the quarter ended June 30, 2005.

Response revenues were $666,000 for the quarter ended June 30, 2006, compared to $635,000 for the quarter ended June 30, 2005, an increase of $31,000, or 4.9% in the current quarter.

Cost of Sales

Well Intervention cost of sales were $12,663,000 for the quarter ended June 30, 2006, compared to $1,811,000 for the quarter ended June 30, 2005, an increase of $10,852,000, or 599.2%, in the current quarter. The increase was primarily the result of the inclusion of HWC cost of $10,598,000 for the quarter ended June 30, 2006.

Response cost of sales were $145,000 for the quarter ended June 30, 2006, compared to $277,000 for the quarter ended June 30, 2005, a decrease of $132,000, or 47.7%, due to decreased contract service expense in the current quarter.

Operating Expenses

Consolidated operating expenses were $3,461,000 for the quarter ended June 30, 2006, compared to $2,001,000 for the quarter ended June 30, 2005, an increase of $1,460,000, or 73.0%, in the current quarter. This increase is primarily due to fixed personnel and facility expenses related to HWC of $992,000 and an increase of $280,000 due to increased accrued incentive expense and business development expense, associated with an increase in our international business in the second quarter of 2006. The current quarter includes expense of $188,000 related to stock option expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $1,094,000 for the quarter ended June 30, 2006, compared to $662,000 for the quarter ended June 30, 2005, an increase of $432,000, or 65.3%, in the current quarter. During the current quarter, SG&A and other operating expenses represented 4.7% of revenues compared to 13.9% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in wages and benefits, incentive plan expense, professional fees and a $69,000 stock option expense in the current year pursuant to our adoption of SFAS No. 123R “Stock Compensation.”

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,237,000 in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 due to the inclusion of HWC depreciation expense of $1,321,000, for the quarter ended June 30, 2006, offset by certain assets being fully depreciated prior to the end of the second quarter of 2006.

Interest Expense and Other Expenses, net,

The change in interest and other expenses, net of $516,000 for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005 is set forth in the table below (in thousands):

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Interest expense - senior debt	$—	$13
Interest on subordinated notes	—	171
Interest credit related to December 2000 subordinated debt restructuring	—	(85)
Interest expense - Credit Facility	249	—
Interest expense - Term Note	525	—
Deferred finance cost on credit facility	18	—
Deferred finance cost on subordinated Debt	—	51
Interest expense on financing agreements	37	19
Interest income on cash investments	(16)	(12)
Gain (loss) on foreign exchange	—	(9)
Other	(21)	128
Total Interest and Other	$792	$276

Income Tax Expense

Income taxes for the quarter ended June 30, 2006 totaled $1,229,000, or 31.8% of pre-tax income compared to the quarter ending June 30, 2005 total of $179,000 on a pre-tax loss of $484,000. The increase in tax expense for the quarter ended June 30, 2006 compared to the three months ended June 30, 2005 is due to an increase in the percentage of our consolidated pretax income sourced in taxable foreign jurisdictions. The tax expense in the quarter ended June 30, 2005 was due to foreign tax in Venezuela. We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $1.8 million of U.S. net operating losses (NOL) to offset taxable income generated by us during the tax year ended December 31, 2006 and in future years until our U.S. NOL’s are either completely used or expire. All U.S. tax expense in 2005 was offset by utilization of NOL’s.

Comparison of the Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

Revenues

Well Intervention revenues were $32,837,000 for the six months ended June 30, 2006, compared to $7,230,000 for the six months ended June 30, 2005, an increase of $25,607,000, or 354.2% in the current period. The increase was primarily the result of the inclusion of $22,323,000 of HWC revenues for four of the six months ended June 30, 2006. Safeguard revenues increased $2,715,000, or 93.6%, in the first six months of 2006 compared to the same period in 2005, due to an increase in international revenues.

Response revenues were $2,155,000 for the six months ended June 30, 2006, compared to $11,822,000 for the six months ended June 30, 2005, a decrease of $9,667,000, or 81.8%, in the current period. The decrease was primarily due to work performed in northern Iraq during the prior year period. The Iraq revenue includes subcontractor services of $5,341,000 related to low margin third party pass-through charges for field personnel security. The result of this pass through revenue reduced operating margins for the first six months of 2005 as compared to normalized operating levels.

Cost of Sales

Well Intervention cost of sales were $17,672,000 for the six months ended June 30, 2006, compared to $3,168,000 for the six months ended June 30, 2005, an increase of $14,504,000, or 457.8%, in the current period. The increase was primarily the result of the inclusion of HWC cost of $13,403,000 for four of the six months ended June 30, 2006. A cost increase of $1,101,000 in the first six months of 2006 compared to the same period in 2005 was primarily due to a cost increase attributable to our Safeguard international activity.

Response cost of sales were $436,000 for the six months ended June 30, 2006, compared to $7,506,000 for the six months ended June 30, 2005, a decrease of $7,070,000, or 94.2%, in the current period. The decrease is primarily related to lower margin subcontractor services related to work in northern Iraq of $5,074,000 for the prior year period. The additional decrease of $1,996,000 was primarily due to the completion of response work in Iraq during 2005.

Operating Expenses

Consolidated operating expenses were $6,331,000 for the six months ended June 30, 2006, compared to $3,980,000 for the six months ended June 30, 2005, an increase of $2,351,000, or 59.1% in the current period. This increase is due to additional fixed personnel and facility expenses related to HWC of $1,333,000 and an increase of $569,000 in the first six months of 2006 due to increased accrued incentive expense and business development expense, associated with an increase in our international business in the first six months of 2006. The current six months includes expense of $422,000 related to stock options expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) were $1,930,000 for the six months ended June 30, 2006, compared to $1,327,000 for the six months ended June 30, 2005, an increase of $603,000, or 45.4%, in the current period. During the six months ended June 30, 2006 period SG&A expense represented 5.5% of revenues compared to 7.0% of revenues in the prior year. This increase in total SG&A expense is primarily due to professional service fees and expense related to $187,000 of stock option expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,588,000 between the six months ended June 30, 2006 and 2005 due to the inclusion of HWC depreciation expense of $1,760,000, for four of the six months ended June 30, 2006, offset by certain assets being fully depreciated prior to June 30, 2006.

Interest Expense and Other Expenses, net,

The change in net interest and other expenses, of $911,000 for the six months ended June 30, 2006, as compared to the prior year period is set forth in the table below (in thousands):

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Interest expense - senior debt	$9	$26
Interest on subordinated notes	102	351
Interest credit related to December 2000 subordinated debt restructuring	(598)	(175)
Interest expense - Credit Facility	318	—
Interest expense - Term Note	693	—
Deferred finance cost on credit facility	18	—
Deferred finance cost on subordinated debt	809	101
Interest expense on financing agreements	50	46
Interest income on cash investments	(31)	(24)
Gain (loss) on foreign exchange	—	(14)
Other	(21)	127
Total Interest and Other	$1,349	$438

Income Tax Expense

Income taxes for the six months ended June 30, 2006 were $1,936,000, or 36.9% of pre-tax income compared to the six months ending June 30, 2005 of $383,000, or 17.5% of pre-tax income. The increase in the effective rate for the six months ended June 30, 2006 compared to six months ended June 30, 2005 is due to an increase in the percentage of our consolidated pre-tax income sourced in taxable foreign jurisdictions. We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $1.8 million of U.S. net operating losses (NOL) to offset taxable income generated by us during the tax year ended December 31, 2006 and in future years until our U.S. NOL’s are either completely used or expire. All U.S. tax expense in 2005 was offset by utilization of NOL’s.

Liquidity and Capital Resources

Liquidity

At June 30, 2006, we had working capital of $19,922,000, including a cash balance of $9,402,000. We ended the period with stockholders’ equity of $29,289,000. For the six months ended June 30, 2006, we generated operating income of $6,595,000 and net cash provided by operating activities was $3,689,000 compared to $568,000 in the six months ended June 30, 2005. Net cash provided by investing activities was $3,576,000, which included $802,000 in capital expenditures. During the six months ended June 30, 2006, we utilized our credit facility with Wells Fargo Bank, borrowing $10,800,000 to retire senior secured loan facility of $750,000 and a 12% senior subordinated note of $4,800,000 and to redeem $5,300,000 in preferred stock. The acquisition of HWC increased our working capital by $10,182,000, including a cash balance acquired of $4,366,000 effective March 1, 2006.

We generate our revenues from Well Intervention and emergency Response services. The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time. As a result, we experience large fluctuations in our revenues from these services. Non-critical services provide more stable revenues and our strategy has been, and continues to be, to expand our product and service offerings to mitigate the revenue and earnings volatility associated with critical well event services. The addition of HWC will generate additional non-event service revenue in key markets and we expect that it will afford us an opportunity to expand our presence in the snubbing market.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars. We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies. On June 30, 2006, we had $5,523,000 of cash and $6,093,000 in accounts receivable attributable to our Venezuelan operations. Of this cash, $1,427,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $4,096,000 was denominated in Bolivars and resided in a Venezuelan bank. Trade accounts receivables of $1,353,000 were denominated in Bolivars and are subject to market risks.

Effective March 1, 2005, the exchange rate in Venezuela devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” of $361,000 during the six months ended June 30, 2005 to reflect devaluation of the Bolivar for that quarter. There was no currency gain or loss attributable to Venezuela during the six months ended June 30, 2006. The Venezuelan government implemented a foreign currency regime on February 5, 2003. This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar, to U.S. Dollars. HWC has applied to the control board (CADIVI) for registration and is waiting the culmination of this registration process in order to have U.S dollar payments made directly to a United States bank account. We continue to monitor the situation closely.

Effective January 1, 2006, and related to the acquisition of HWC, we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

Disclosure of on and off balance sheet debts and commitments:

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3years	4-5 years	More than 5 years
Long and short term debt and notes payable
Term loan	$9,376	$1,940	$3,880	$3,556	—
Revolving credit facility	$1,140			$1,140	—
Subordinated debt (a)	$21,166				$21,166
Future minimum lease payments	$263	$231	$32	—	—
Total commitments	$31,945	$2,171	$3,912	$4,696	$21,166

(a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. and an additional $6,166,000 adjustment for working capital acquired at March 1, 2006, in connection with the acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the Credit Agreement totaling $10.6 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction related costs. The loan balance outstanding on June 30, 2006 was $9.4 million on the term credit facility and $1.1 million on the revolving credit facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at June 30, 2006 was 8.25 % and 8.75%, respectively. Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year(for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at June 30, 2006 and as of the date of this report.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc., in connection with the HWC acquisition has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired. The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first six months of 2006, foreign revenues were 64% of total revenue. Revenue generated by Venezuela and Algeria was 24% and 19%, respectively. Revenue generated by Venezuela and Algeria during the first six months of 2005 was 15% and 9%, respectively.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates. As of June 30, 2006, we had floating rate obligations totaling approximately $10.5 million. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 10% from the June 30, 2006 levels, our interest expense would increase by a total of approximately $96,600 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Our chief executive officer and chief financial officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure, in all material respects, that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in the Form 10-K for the year ended December 31, 2005. Our chief executive officer and chief financial officer reached this conclusion after giving consideration to communications received from our independent auditors and the disclosure controls and procedures as they existed during the periods covered by the financial statements.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2005 and 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp, CPAs, LLP, issued letters to our audit committee noting certain matters in our Venezuelan subsidiary that they consider to be a material weakness in internal control. The matters listed in the letters included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

We are currently making changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela and believe these improvements will appropriately address the matters referred to in the letter. These changes include the following:

-	We have hired a Chief Financial Officer with experience in accounting controls for companies with international operations as well as Sarbanes-Oxley implementation experience;

-	We have restructured the accounting department of the subsidiary and enhanced our corporate reporting requirements;

-	We have standardized to a multi-currency, integrated accounting system in Venezuela;

-	The HWC financial manager will be responsible for local internal controls and policies and procedures;

-	We continue to revise and implement the existing policies and procedures of the subsidiary.

Changes in Internal Control - Effective March 02, 2006, we hired a Chief Financial Officer to oversee the accounting and administrative control functions of the Company. Except as set forth above, there have been no other changes in internal controls which have materially affected our internal control over financial reporting or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

See Risk Factors under Item 1A included in Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document
*10.1	Employment Agreement with Gabriel Aldape
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Gabriel Aldape
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Gabriel Aldape

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL
WELL CONTROL, INC.

By:	/s/ JERRY WINCHESTER
Jerry Winchester
Chief Executive Officer

By:	/s/ Gabriel Aldape
Gabriel Aldape
Chief Financial Officer
Principal Accounting Officer

Date: August 14, 2006