Form 10-Q
period 2006-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2006-11-13
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 13, 2006, was 58,813,821.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	September 30, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,152	$2,564
Restricted cash	303	30
Receivables, net	32,149	6,142
Inventory	895	—
Prepaid expenses and other current assets	4,576	1,862
Total current assets	50,075	10,598

PROPERTY AND EQUIPMENT, net	40,310	2,462
GOODWILL	4,118	—
OTHER ASSETS	518	1,707
Total assets	$95,021	$14,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$2,250
Current portion of accrued interest	—	259
Accounts payable	6,661	376
Foreign income tax payable	1,896	585
Accrued liabilities	12,442	3,563
Total current liabilities	22,939	7,033
LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities	32,162	3,600
ACCRUED INTEREST, net of current portion	—	339
DEFERRED TAXES	5,110	—
OTHER LIABILITIES	1,598	—

Total liabilities	61,809	10,972

COMMITMENTS AND CONTINGENCIES (Note G)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 and 53,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 58,754,000 and 29,594,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	93,756	71,859
Deferred compensation	—	(225)
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(59,310)	(66,605)
Total stockholders' equity	33,212	3,795
Total liabilities and stockholders' equity	$95,021	$14,767

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$28,293	$4,612	$63,285	$23,664

COST OF SALES, excluding depreciation and amortization	15,329	1,846	33,437	12,520

Gross Margin	12,964	2,766	29,848	11,144

OPERATING EXPENSES	4,401	1,842	10,732	5,822
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,295	662	3,113	1,989
OTHER OPERATING EXPENSES	62	—	174	—
DEPRECIATION AND AMORTIZATION	1,438	152	3,466	592

OPERATING INCOME	5,768	110	12,363	2,741

INTEREST EXPENSE AND OTHER, net	760	85	2,109	523

INCOME BEFORE INCOME TAXES	5,008	25	10,254	2,218
INCOME TAX EXPENSE	1,639	494	3,575	877

NET INCOME (LOSS)	3,369	(469)	6,679	1,341

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS	—	222	(616)	649

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,369	$(691)	$7,295	$692

Basic Earnings (Loss) per Common Share:	$0.06	$(0.02)	$0.14	$0.02

Weighted Average Common Shares Outstanding - Basic:	58,696,000	29,499,000	52,047,000	29,497,000

Diluted Earnings (Loss) per Common Share:	$0.05	$(0.02)	$0.13	$0.02

Weighted Average Common Shares Outstanding - Diluted:	62,076,000	29,499,000	55,315,000	31,376,000

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2006
(Unaudited)
(000’s)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid - in	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES, December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795
Common stock options exercised	—	—	533	—	357	—	—	—	357
Warrants exercised	—	—	64	—	—	—	—	—	—
Common stock issued for services	—	—	15	—	21	—	—	—	21
Common stock issued for acquisition of business	—	—	26,462	—	26,462	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—
Reversal of deferred compensation with adoption of SFAS 123(R)	—	—	—	—	(225)	—	—	225	—

Stock based compensation	—	—	150	—	1,197	—	—	—	1,197
Redemption of preferred stock and conversion of preferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	(5,299)
Net income	—	—	—	—	—	6,679	—	—	6,679
BALANCES, September 30, 2006	—	$—	58,754	$—	$93,756	$(59,310)	$(1,234)	$—	$33,212

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,679	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,466	592
Stock based compensation	1,197	—
Reversal of bad debt	(230)	—
Troubled debt restructuring interest accrual	(598)	—
Amortization of deferred loan costs	809	—
Other non-cash charges	15	142
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(11,672)	4,106
Inventory	(58)	—
Prepaid expenses and current assets	(2,561)	172
Other assets	380	275
Accounts payables and accrued liabilities	7,314	(4,959)
Net cash provided by operating activities	4,741	1,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with acquisition	4,366	—
Property and equipment additions	(1,675)	(170)
Proceeds from sale of property and equipment	12	—
Net cash provided by (used in) investing activities	2,703	(170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	(750)	—
Payments of subordinated debt	(5,100)	(900)
Payments of term loan	(808)	—
Revolving credit borrowings	4,044	—
Proceeds from term loan	9,700	—
Redemption of preferred stock	(5,299)	—
Stock options exercised	357	—
Net cash provided (used in) financing activities	2,144	(900)
Impact of foreign currency on cash	—	(361)
Net increase (decrease) in cash and cash equivalents	9,588	238
CASH AND CASH EQUIVALENTS, beginning of period	2,564	1,428
CASH AND CASH EQUIVALENTS, end of period	$12,152	$1,666

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,060	$539
Cash paid for income taxes	3,205	142
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued (reversed)	(616)	649
Common stock issued for acquisition of business	26,462	—
Conversion of preferred stock	1,936	—
Long-term notes issued for acquisition of business	21,166	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2005, and those reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation - We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors, including employee stock options, based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Foreign currency - Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see “Note E - Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

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

C. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157, which becomes effective for the fiscal years beginning after November 15, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Staff Accounting Bulletin No. 108 is effective for fiscal years ending after November 15, 2006, and we do not expect the new standard to have any material impact on our financial position or results of operations.

D. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	(unaudited) September 30, 2006	December 31, 2005
Accounts receivable, net:
Trade	$15,798	$4,676
Unbilled Revenue	15,711	1,772
Other	960	39
Allowance for doubtful accounts	(320)	(345)
	$32,149	$6,142

	(unaudited) September 30, 2006	December 31, 2005
Property and equipment, net:
Land	$571	$136
Leasehold	2,817	734
Equipment	36,864	114
Firefighting equipment	6,171	6,115
Furniture, fixtures and office	1,288	970
Computer systems	568	568
Vehicles	1,091	612
Construction in progress	1,131	−

Total property and equipment	50,501	9,249
Less: Accumulated depreciation	(10,191)	(6,787)
	$40,310	$2,462

	(unaudited) September 30, 2006	December 31, 2005
Prepaid expenses and other assets:
Prepaid taxes	$1,339	$203
Prepaid insurance	2,219	546
Other prepaid expenses and current assets	1,018	1,113
	$4,576	$1,862

	(unaudited) September 30, 2006	December 31, 2005
Accounts payable:
Trade accounts payable	$4,127	$376
Accrued payables	2,534	−
	$6,661	$376

	(unaudited) September 30, 2006	December 31, 2005
Accrued liabilities:
Accrued compensation and benefits	$3,999	$860
Accrued insurance	1,900	-
Accrued taxes, other than foreign income tax	2,546	706
Other accrued liabilities	3,997	1,997
	$12,442	$3,563

E. BUSINESS COMBINATION

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

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC were recorded at the date of acquisition at their respective fair values. In connection with the acquisition, we engaged a valuation firm to assist in the determination of the fair value of certain assets and liabilities of HWC. The purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.1 million. The total purchase price, including direct acquisition costs of $1.4 million less cash acquired of $4.4 million, was $44.7 million. The total purchase price decreased by $0.4 million in the quarter ended June 30, 2006 due to the settlement of the working capital adjustment, pursuant to the purchase agreement. The operating results of HWC are included in the condensed consolidated financial statements subsequent to the March 1, 2006 effective date.

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows:

Current assets (excluding cash)	$15,368
Property and equipment	$39,645
Goodwill	$4,118
Total assets acquired	$59,131

Current liabilities	$9,366
Deferred taxes	$5,110
Total liabilities assumed	$14,476

Net assets acquired	$44,655

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized, but will be reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value has occurred. The goodwill related to this acquisition has been assigned to the Well Intervention segment which is deemed the reporting unit for this review. In the fourth quarter of each year, the Company will perform an annual impairment assessment of goodwill based on the fair value of the Well Intervention reporting unit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$28,293	$14,871	$71,826	$53,285
Operating Income	$5,768	$2,350	$14,027	$6,810
Net Income	$3,369	$997	$7,611	$2,473
Basic Earnings Per Share	$0.06	$0.02	$0.13	$0.04
Diluted Earnings Per Share	$0.05	$0.02	$0.12	$0.04

Basic Shares Outstanding	58,696	58,218	58,460	58,495
Diluted Shares Outstanding	62,076	60,746	61,734	60,374

F. LONG-TERM DEBT AND NOTES PAYABLE

 In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter. We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses. The loan balance outstanding on September 30, 2006 was $8.9 million on the term credit facility and $4.0 million on the revolving credit facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at September 30, 2006 was 8.25% and 8.75%, respectively. Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at September 30, 2006.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc. in connection with the HWC acquisition has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired. The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.

As of September 30, 2006 and December 31, 2005 , long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $10.0 million and an average interest rate of 8.1% for the nine month period ended September 30, 2006	$4,044	$	−
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an average interest rate of 8.6% for the nine month period ended September 30, 2006	8,892		−
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166		−
Senior secured debt with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments with a fixed interest rate of 7%	-		750
Subordinated unsecured notes payable with Prudential with a fixed interest rate of 12%	−		5,100
Total debt	34,102		5,850
Less: current maturities	(1,940)		(2,250)
Total long-term debt	$32,162		$3,600

G. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

H. EARNINGS PER SHARE

Basic and diluted income(loss) per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings(loss) per share for the three and nine months ended September 30, 2006 and 2005 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
For basic and diluted earnings per share:
Net income(loss) attributable to common stockholders	$3,369	$(691)	$7,295	$692
Denominator:
For basic earnings(loss) per share- weighted-average shares	58,696	29,499	52,047	29,497
Effect of Dilutive Securities:
Stock options and warrants	3,380	-	3,268	1,879
Denominator:
For diluted earnings(loss) per share - weighted-average shares	62,076	29,499	55,315	31,376

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share. The maximum number of potentially dilutive securities at September 30, 2006, and 2005 would include: (1) 6,423,000 and 5,585,000 common shares, respectively, issuable upon exercise of stock options, (2) 732,000 and 2,572,000, common shares, respectively, issuable upon exercise of stock purchase warrants, (3) 120,000 and 330,000 shares of common stock, respectively, to be issued as compensation over a four year vesting period as earned, and (4) zero and 96,000 common shares, respectively, issuable upon conversion of convertible preferred stock.

I. EMPLOYEE “STOCK-BASED” COMPENSATION

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The balance previously reflected as deferred compensation was eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The effect on our net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the three and nine months ended September 30, 2006 is illustrated below:

	Three Months Ended September 30, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of SFAS No. 123R	Effect of Stock- Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$5,387	$379	$5,008
Provision for income taxes	1,639	—	1~~,~~639
Preferred dividends	—	—	—
Net income attributable to common stockholders	3,748	379	3,369
Earnings per share:
Basic	0.07	0.01	0.06
Diluted	0.06	0.01	0.05

	Nine Months Ended September 30, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of SFAS No. 123R	Effect of Stock- Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$11,242	$988	$10,254
Provision for income taxes	3,575	—	3,575
Preferred dividends	(616)	—	(616)
Net income attributable to common stockholders	8,283	988	7,295
Earnings per share:
Basic	0.16	0.02	0.14
Diluted	0.15	0.02	0.13

The pro forma effect on net earnings(loss) and earnings(loss) per share as if we had applied the fair value recognition provision of SFAS No. 123R, to stock-based employee compensation for the three and nine months ended September 30, 2005 is illustrated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) attributable to common stockholders as reported	$(691)	$692
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	247	739
Pro forma net (loss) attributable to common stockholders	$(938)	$(47)
Basic net income (loss) per share:
As reported	$(0.02)	$0.02
Pro forma	$(0.03)	$0.00
Diluted net income (loss) per share:
As reported	$(0.02)	$0.02
Pro forma	$(0.03)	$0.00

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R and the pro forma compensation costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.68%	3.4%	4.64%	3.4%
Expected dividend yield	―	―	―	―
Expected option life	6.5 yrs	3 yrs	6.5 yrs	3 yrs
Expected volatility	96.7%	75.5%	96.1%	71.5%
Weighted average fair value of options granted at market value	$1.20	$0.51	$1.17	$0.43
Forfeiture rate	4.82%	0.0%	4.82%	0.00%

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

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may also be used for underbalanced drilling, workover, completions and plug and abandonment services. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for snubbing operations, servicing wells that are under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning segment operations for the three and nine months ended September 30, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
Three Months Ended September 30, 2006:
Operating Revenues	$21,311	$6,982	$28,293
Operating Income(1)	3,086	2,682	5,768
Identifiable Operating Assets	83,360	11,661	95,021
Capital Expenditures	606	267	873
Depreciation and Amortization(1)	1,340	98	1,438

Three Months Ended September 30, 2005:
Operating Revenues	$3,109	$1,503	$4,612
Operating Income (loss)(1)	203	(93)	110
Identifiable Operating Assets	5,966	7,690	13,656
Capital Expenditures	41	41	82
Depreciation and Amortization(1)	86	66	152

	Well Intervention	Response	Consolidated

Nine Months Ended September 30, 2006:
Operating Revenues	$54,148	$9,137	$63,285
Operating Income(1)	8,968	3,395	12,363
Identifiable Operating Assets	83,360	11,661	95,021
Capital Expenditures	1,241	434	1,675
Depreciation and Amortization(1)	3,325	141	3,466

Nine Months Ended September 30, 2005:
Operating Revenues	$10,339	$13,325	$23,664
Operating Income(1)	1,936	805	2,741
Identifiable Operating Assets	5,966	7,690	13,656
Capital Expenditures	74	96	170
Depreciation and Amortization(1)	238	354	592

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information. Forward-looking information is based on projections, assumptions and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and may be identified as such through the use of words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “do not anticipate,” and other similar expressions. We may also provide oral or written forward-looking information on other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our actual events and results of operations may differ materially from expectations because of inaccurate assumptions we make or by known or unknown risks and uncertainties. As a result, no forward-looking information can be guaranteed.

While it is not possible to identify all factors, the risks and uncertainties that could cause actual results to differ from our forward-looking statements include those contained in this 10-Q, our press releases and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

Overview

We provide a suite of integrated oilfield services centered on the prevention, emergency response and restoration of blowouts and well fires around the world, and have significant operations in the United States, Venezuela, the Middle East and Africa. Our proprietary risk management program, WELLSURE®, combines traditional well control insurance with post-event response as well as preventative services, giving oil and gas operators and insurance underwriters a medium for effective management of well control insurance policies. Our SafeGuard program, developed for international producers and operators, provides dedicated emergency response and risk management services including risk assessment, training, contingency planning, well plan reviews, audits, inspection services and engineering services.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. As a consequence of the acquisition, we also provide hydraulic units for emergency well control situations and various Well Intervention solutions involving workovers, well drilling, well completions and plug and abandonment services. Hydraulic units may be used for both non-critical and emergency well control situations in the oil and gas industry. A hydraulic workover unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for snubbing operations, servicing wells that are under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures. The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for HWC, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired.

The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and workover activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time. As a result, we experience large fluctuations in our revenues from these services. Non-critical services, reported as our Well Intervention segment, provide more stable revenues and our strategy has been, and continues to be, to expand these product and service offerings to mitigate the revenue and earnings volatility associated with critical well event services.

Segment Information

Effective January 1, 2006, we redefined the segments in which we operate as a result of our acquisition of HWC. Our current business segments are “Well Intervention” and “Response”.

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program. This segment also includes services, performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may also be used for underbalanced drilling, workover, well completions and plug and abandonment services.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.

Intercompany transfers between segments were not material. Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation” and as disclosed in our annual report on form 10-K for the year ended December 31, 2005. Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues. For purposes of this presentation, selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results. HWC’s operating results from and after March 1, 2006 are included in our consolidated operating results.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three and nine months ended September 30, 2006 and 2005 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Well Intervention	$21,311	$3,109	$54,148	$10,339
Response	6,982	1,503	9,137	13,325
	$28,293	$4,612	$63,285	$23,664
Cost of Sales
Well Intervention	$13,526	$1,404	$31,198	$4,572
Response	1,803	442	2,239	7,948
	$15,329	$1,846	$33,437	$12,520
Operating Expenses(1)
Well Intervention	$2,338	$1,051	$7,819	$2,724
Response	2,063	791	2,913	3,098
	$4,401	$1,842	$10,732	$5,822
Selling, General and Administrative Expenses(2)
Well Intervention	$1,021	$365	$2,839	$869
Response	336	297	448	1,120
	$1,357	$662	$3,287	$1,989
Depreciation and Amortization(1)
Well Intervention	$1,340	$86	$3,325	$238
Response	98	66	141	354
	$1,438	$152	$3,466	$592
Operating Income
Well Intervention	$3,086	$203	$8,967	$1,936
Response	2,682	(93)	3,396	805
	$5,768	$110	$12,363	$2,741
_________________________________

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

Comparison of the Three Months Ended September 30, 2006 with the Three Months Ended September 30, 2005

Revenues

Well Intervention revenues were $21,311,000 for the quarter ended September 30, 2006, compared to $3,109,000 for the quarter ended September 30, 2005, representing an increase of $18,202,000, or 585.5%, in the current quarter. The increase was primarily the result of the inclusion of $15,705,000 of revenues related to our acquisition of HWC for the quarter ended September 30, 2006. For the quarter ended September 30, 2006, Safeguard revenue increased $1,394,000, or 62.7%, compared to the quarter ended September 30, 2005. In the U.S., revenue for Gulf of Mexico remediation work was $1,043,000 during the quarter ended September 30, 2006 compared to zero revenue during the quarter ended September 30, 2005.

Response revenues were $6,982,000 for the quarter ended September 30, 2006, compared to $1,503,000 for the quarter ended September 30, 2005, an increase of $5,479,000, or 364.5% in the current quarter due to a greater level of international emergency response activity.

Cost of Sales

Well Intervention cost of sales were $13,526,000 for the quarter ended September 30, 2006, compared to $1,404,000 for the quarter ended September 30, 2005, an increase of $12,122,000, or 863.4%, in the current quarter. The increase was primarily the result of the inclusion of HWC cost of $10,875,000 for the quarter ended September 30, 2006. The remaining cost increase of $1,247,000 in the current quarter was primarily attributable to the increase in our Safeguard activity and the Gulf of Mexico remediation work.

Response cost of sales were $1,803,000 for the quarter ended September 30, 2006, compared to $442,000 for the quarter ended September 30, 2005, an increase of $1,361,000, or 307.9%, due to variable costs associated with increased response revenue in the current quarter.

Operating Expenses

Consolidated operating expenses were $4,401,000 for the quarter ended September 30, 2006, compared to $1,842,000 for the quarter ended September 30, 2005, an increase of $2,559,000, or 138.9%, in the current quarter. This increase is primarily due to support personnel and facility expenses related to HWC of $1,346,000 and an increase of accrued incentive expense and business development expense associated with an increase in our international business in the third quarter of 2006. The current quarter includes expense of $308,000 related to stock option expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $1,357,000 for the quarter ended September 30, 2006, compared to $662,000 for the quarter ended September 30, 2005, an increase of $695,000, or 105.0%, in the current quarter. The increase in total SG&A expense was primarily due to increases in wages and benefits, incentive plan expense, professional fees and a $71,000 stock option expense in the current year pursuant to our adoption of SFAS No. 123R “Share-Based Payment.” During the current quarter, SG&A and other operating expenses represented 4.8% of revenues compared to 14.4% of revenues in the prior year quarter. The percentage decrease is primarily due to the increased quarter over quarter revenue base.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,286,000 in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 due to the inclusion of HWC depreciation expense of $1,297,000, for the quarter ended September 30, 2006, offset by certain assets being fully depreciated prior to the end of the third quarter of 2006.

Interest Expense and Other Expenses, net

The change in net interest and other expenses of $675,000 for the quarter ended September 30, 2006, as compared to the prior year period is set forth in the table below (in thousands):

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Interest expense - senior debt	$—	$13
Interest on subordinated notes	—	162
Interest credit related to December 2000 subordinated debt restructuring	—	(81)
Interest expense - Credit Facility	258	—
Interest expense - Term Notes	529	—
Amortization of deferred finance cost on credit facility	11	—
Amortization of deferred finance cost on subordinated debt	—	51
Interest expense on financing agreements	21	—
Interest income on cash investments	(57)	(10)
Other	(2)	(50)
Total Interest and Other	$760	$85

Income Tax Expense

Income taxes for the quarter ended September 30, 2006 totaled $1,639,000 or 32.7% of pre-tax income compared to the quarter ended September 30, 2005 of $494,000 on pre-tax income of $25,000. The tax expense in the quarter ended September 30, 2005 was due to foreign tax in Venezuela and Algeria. The increase in tax expense for the quarter ended September 30, 2006 compared to the three months ended September 30, 2005 is due to an increase in the percentage of our consolidated pretax income taxable in the U.S. and the limitations of the net operating loss (NOL) carry forward benefit. We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $2.9 million of U.S. net operating losses to offset taxable income generated by us during the tax year ended December 31, 2006 and expect lower dollar limits in future years until our U.S. NOL’s are either completely used or expire. All U.S. tax expense in 2005 was offset by utilization of NOL’s.

Comparison of the Nine Months Ended September 30, 2006 with the Nine Months Ended September 30, 2005

Revenues

Well Intervention revenues were $54,148,000 for the nine months ended September 30, 2006, compared to $10,339,000 for the nine months ended September 30, 2005, an increase of $43,809,000, or 423.7% in the current period. The increase was primarily the result of the inclusion of $38,028,000 of HWC revenues for seven of the nine months ended September 30, 2006. Safeguard revenues increased $4,109,000, or 80.2%, in the first nine months of 2006 compared to the same period in 2005, due to an increase in international revenues primarily in Algeria. The remaining increase in revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to remediation work in the Gulf of Mexico.

  Response revenues were $9,137,000 for the nine months ended September 30, 2006, compared to $13,325,000 for the nine months ended September 30, 2005, a decrease of $4,188,000, or 31.4%, in the current period. The decrease was primarily due to work performed in northern Iraq during the prior year period. The Iraq revenue included low margin pass-through charges for third party subcontractor services relating to field personnel security of $5,341,000.

Cost of Sales

Well Intervention cost of sales were $31,198,000 for the nine months ended Sepember 30, 2006, compared to $4,572,000 for the nine months ended September 30, 2005, an increase of $26,626,000, or 582.4%, in the current period. The increase was primarily the result of the inclusion of HWC cost of $24,278,000 for seven of the nine months ended September 30, 2006. The remaining cost increase of $2,348,000 in the first nine months of 2006 compared to the same period in 2005 was due to a cost increase attributable to our Safeguard international activity primarily in Algeria and direct costs associated with remediation work in the Gulf of Mexico.

Response cost of sales were $2,239,000 for the nine months ended September 30, 2006, compared to $7,948,000 for the nine months ended September 30, 2005, a decrease of $5,709,000, or 71.8%, in the current period. The decrease is primarily the result of the absence in the current period of subcontracted security services related to work in northern Iraq of $5,074,000 for the prior year period. The additional decrease was primarily due to higher variable cost associated with response work in Iraq during 2005.

Operating Expenses

Consolidated operating expenses were $10,732,000 for the nine months ended September 30, 2006, compared to $5,822,000 for the nine months ended September 30, 2005, an increase of $4,910,000, or 84.3% in the current period. This increase is due to support personnel and facility expenses related to HWC of $2,679,000 and increased accrued incentive expense and business development expense, associated with an increase in our international business in the first nine months of 2006. The current nine months includes expense of $730,000 related to stock options expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $3,287,000 for the nine months ended September 30, 2006, compared to $1,989,000 for the nine months ended September 30, 2005, an increase of $1,298,000, or 65.3%, in the current period. This increase in total SG&A expense is primarily due to professional service fees, incentive bonus expense and $258,000 of stock option expense in the current year pursuant to our adoption of SFAS No. 123R. During the nine months ended September 30, 2006, SG&A expense represented 5.2% of revenues compared to 8.4% of revenues in the prior year.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $2,874,000 between the nine months ended September 30, 2006 and 2005 due to the inclusion of HWC depreciation expense of $3,074,000, for seven of the nine months ended September 30, 2006, offset by certain assets being fully depreciated prior to September 30, 2006.
Interest Expense and Other Expenses, net

The change in net interest and other expenses, of $1,586,000 for the nine months ended September 30, 2006, as compared to the prior year period is set forth in the table below (in thousands):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Interest expense - senior debt	$9	$39
Interest on subordinated notes	102	513
Interest credit related to December 2000 subordinated debt restructuring	(598)	(256)
Interest expense - Credit Facility	576	—
Interest expense - Term Note	1,223	—
Amortization of deferred finance cost on credit facility	29	—
Amortization of deferred finance cost on subordinated debt	809	152
Interest expense on financing agreements	71	46
Interest income on cash investments	(87)	(34)
Gain (loss) on foreign exchange	—	(14)
Other	(25)	77
Total Interest and Other	$2,109	$523

Income Tax Expense

Income taxes for the nine months ended September 30, 2006 were $3,575,000, or 34.9% of pre-tax income compared to the nine months ended September 30, 2005 of $877,000, or 39.5% of pre-tax income. We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $2.9 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2006 and expect lower dollar limits in future years until our U.S. NOL’s are either completely used or expire. In 2005, the tax expense was due to taxable income in foreign jurisdictions, all U.S. tax expense was offset by utilization of NOL’s.

Liquidity and Capital Resources

Liquidity

At September 30, 2006, we had working capital of $27,136,000, including a cash balance of $12,152,000. We ended the period with stockholders’ equity of $33,212,000. For the nine months ended September 30, 2006, we generated operating income of $12,363,000 and net cash provided by operating activities was $4,741,000 compared to $1,669,000 in the nine months ended September 30, 2005. Net cash provided by investing activities was $2,703,000, which included cash acquired in the acquisition of HWC of $4,366,000 primarily offset by $1,675,000 in capital expenditures. During the nine months ended September 30, 2006, we utilized our credit facility with Wells Fargo Bank, borrowing $10,850,000 to retire our senior secured loan facility of $750,000 and a 12% senior subordinated note of $4,800,000 and to redeem $5,300,000 in preferred stock. The acquisition of HWC increased our working capital by $10,368,000, effective March 1, 2006.

We generate our revenues by providing oilfield services centered on the prevention, emergency response and remediation of well blowouts and fires around the world. The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and work-over activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time. As a result, we experience large fluctuations in our revenues from these services. Non-critical services, reported as our Well Intervention segment, provide more stable revenues and our strategy has been, and continues to be, to expand our product and service offerings to mitigate the revenue and earnings volatility associated with critical well event services. The addition of HWC has generated additional Well Intervention service revenue in key markets and we expect that it will afford us an opportunity to expand our presence in the snubbing market.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars. We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies. On September 30, 2006, we had $5,597,000 of cash and $7,913,000 in accounts receivable attributable to our Venezuelan operations. Of this cash, $1,447,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $4,150,000 was denominated in Bolivars and resided in a Venezuelan bank. Venezuela trade accounts receivables of $4,206,000 were denominated in Bolivars and are subject to market risks.

Effective March 1, 2005, the exchange rate in Venezuela devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” of $361,000 during the nine months ended September 30, 2005 to reflect devaluation of the Bolivar for that period. There was no currency gain or loss attributable to Venezuela during the nine months ended September 30, 2006. The Venezuelan government implemented a foreign currency control regime on February 5, 2003. This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar, to U.S. Dollars. HWC has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. Management continues to monitor the situation closely.

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

Disclosure of on and off balance sheet debts and commitments

Future Commitments (000's)
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$ 8,892	$ 1,940	$ 3,880	$ 3,072
Revolving credit facility	$ 4,044			$ 4,044
Subordinated debt (a)	$ 21,166			$ 21,166
Future minimum lease payments	$ 335	$ 298	$ 37	—
Total commitments	$ 34,437	$ 2,238	$ 3,917	$ 28,282

(a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. and an additional $6,166,000 adjustment for working capital acquired at March 1, 2006, in connection with the acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction related costs. The loan balance outstanding on September 30, 2006 was $8.9 million on the term credit facility, $4.0 million on the revolving credit facility and an additional $0.3 million outstanding letters of credit. The revolving credit facility borrowing base was $10.0 million at September 30, 2006, leaving $5.7 million available to be drawn under the facility. We believe that cash from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at September 30, 2006 was 8.25 % and 8.75%, respectively. Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) limitation on capital expenditures of $3 million in the aggregate during any fiscal year; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at September 30, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first nine months of 2006, foreign revenues were 69% of total revenue. Revenue generated by Venezuela and Algeria during the first nine months of 2006 was 20% and 21%, respectively. Revenue generated by both Venezuela and Algeria during the first nine months of 2005 was 14% each. See “ - Liquidity and Capital Resources - Liquidity” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates. As of September 30, 2006, we had floating rate obligations totaling approximately $12.9 million. See “ - Liquidity and Capital Resources - Credit Facilities/Capital Resources” for more information. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate was to increase by 10% from the September 30, 2006 levels, our interest expense would increase by a total of approximately $97,000 annually.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Our chief executive officer and chief financial officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective and ensure, in all material respects, that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms despite the material weaknesses identified by our independent auditors as disclosed in the Form 10-K for the years ended December 31, 2005 and December 31, 2004.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2005 and 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp CPAs, LLP, issued letters to our audit committee noting certain matters in our Venezuelan subsidiary that they consider to be a material weakness in internal control. The matters listed in the letters included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

We have implemented changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela and believe these improvements will appropriately address the matters referred to in the letter. These changes include the following:

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

Changes in Internal Control - Effective March 2, 2006, we hired a Chief Financial Officer to oversee the accounting and administrative control functions of the Company. Except as set forth above, there have been no other changes in internal controls which have materially affected our internal control over financial reporting or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our operations or financial position.

Item 1A.Risk Factors

Lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp CPAs, LLP, issued a letter to our audit committee noting certain matters in our Venezuelan subsidiary that they considered material weaknesses in internal control. The matters listed in the letter included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly, with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States. The same material weaknesses were identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2005. See "Item 9A—Controls and Procedures" in our Form 10-K for the year ended December 31, 2005.

We have enacted changes in policies and procedures designed to remediate the material weaknesses identified in our internal control over financial reporting. However, we have yet to test the effectiveness of these actions although the company will conduct compliance testing on fourth quarter transactions. A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we have implemented to address the control deficiencies, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Future sales of our common stock by our existing stockholders may depress our stock price.

As of the date of this report, there are approximately 58.8 million shares of our common stock outstanding. On October 31, 2006, the SEC declared effective a registration statement we filed registering for resale 26,462,137 shares of our common stock, or approximately 45% of our issued and outstanding common stock as of the date hereof, beneficially owned by Oil States. In addition, approximately 7.5 million shares of common stock underlying certain warrant agreements, employee stock option plans and director stock option plans are eligible for immediate sale, and we may register for sale additional shares underlying these or other plans in the future. All of the common stock covered by these and any future registration statements may be sold by the selling security holders in market transactions from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Also see Risk Factors under Item 1A included in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On September 19, 2006, we convened our annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect two Class III directors for a term of three years or until a successor is elected and qualified; and to consider and vote upon a proposal to adopt our 2006 Non-Employee Directors Stock Incentive Plan, which amended and restated our 1997 Non-Employee Director Option Plan to provide for the issuance of stock awards and other equity compensation alternatives for compensating our directors and authorized an additional 750,000 shares for grant under the plan.

The voting was as follows:

Proposal I: Election of Class III Directors.

	FOR	WITHHELD	ABSTAINING	BROKER NON-VOTES
K. Kirk Krist	52,389,111	997,685
Douglas E. Swanson	52,528,092	858,704

Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

Also continuing to serve their terms as directors of the Company after the annual meeting were Jerry L. Winchester, W. Richard Anderson, E.J. DiPaolo, Robert S. Herlin, and Cindy B. Taylor.

Proposal II: Adoption of our 2006 Non-Employee Directors Stock Incentive Plan to provide for the issuance of stock awards and other equity compensation alternatives for compensating our directors.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
31,642,143	1,922,939	420,258	19,401,456

This proposal was approved by the affirmative vote of a majority of the outstanding shares represented at the meeting and entitled to vote.

Item 5. Other Information

None

Item 6.Exhibits

(a)	Exhibits

Exhibit No.	Document
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Gabriel Aldape
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Gabriel Aldape

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

Date: November 13, 2006