Form 10-K
period 2006-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2007-03-23
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
_______________

Form 10-K
_______________

For the fiscal year ended December 31, 2006

Commission file number 1-13817
_______________

Boots & Coots
International Well Control, Inc.
(Name of Registrant as specified in Its Charter)

Delaware	11-2908692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7908 N. Sam Houston Parkway W., Suite 500	77064
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

281-931-8884
(Issuer's Telephone Number, Including Area Code)
_______________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities act.   Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule (12b-2))

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act. Yes    ☐     No     ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2006 was $56,215,000

The number of shares of the issuer's common stock, par value $.00001, outstanding on March 22, 2007 was 59,489,830.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2006

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Included and incorporated by reference in this Form 10-K are certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements regarding our future financial position, growth strategy, budgets, projected costs, and plans and objectives of management for future operations. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Form 10-K under the caption "Risk Factors":

•	competition;
•	changes in economic or political conditions in the markets in which we operate; and
•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters.

        We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. We do not undertake any obligation to update or revise publicly any forward-looking statements. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

Item 1. Business.

General

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa and the Middle East. Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and to reduce the number and severity of critical events such as oil and gas well fires, blowouts, or other losses of control at the well. Our well intervention segment includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may be used for underbalanced drilling, workover, well completions and plugging and abandonment services. This segment also includes training, contingency planning, well plan reviews, audits, inspection services and engineering services. Our response segment consists of personnel, equipment and emergency services utilized during a critical well event.

We have a long history in the oil and gas industry and are widely recognized for our emergency response services. On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. Our acquisition of HWC has significantly expanded and enhanced our pressure control services capabilities and further emphasizes our strategy of complementing our response service line with services routinely needed by oil and gas exploration and development companies.

We increased our revenues to $97.0 million in the year 2006 from $29.5 million in the year 2005. During the same period, diluted earnings per share increased to $0.21 from $0.06.

Credit Facility

In conjunction with the acquisition of HWC, we entered into a new credit facility with Wells Fargo Bank, National Association, which established a revolving credit facility of $10,300,000, subject to a borrowing base initially set at $5,993,189, and a term credit facility of $9,700,000. The term credit facility is due and payable in full on March 3, 2010, subject to extension to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter. We utilized initial borrowings under these credit facilities to repay amounts outstanding under previous credit facilities, and to repurchase all of our outstanding shares of preferred stock and for other corporate purposes.

SafeGuard Algeria

On November 9, 2004, we announced a significant expansion of the scope of our services in Algeria with the signing of two SafeGuard contracts totaling $23.3 million, a substantial portion of which we expect to realize during the first three years of the agreement. On July 24, 2006, we announced another significant expansion of the contracts to $35.2 million. Under the terms of both SafeGuard contracts, we are providing training, risk analyses, contingency planning and well inspections, as well as the prevention and control of blowouts and the mitigation of risk related to installations. The work under these contracts began in January 2005 and is expected to continue at a minimum through 2008.

History of Boots & Coots

Boots & Coots International Well Control, Inc. was incorporated in Delaware in April 1988, and remained largely inactive until acquiring IWC Services, Inc., a Texas corporation ("IWC Services"), on July 29, 1997. IWC Services was a global-response oil and gas well control service company that specialized in responding to and controlling oil and gas well emergencies, including blowouts and well fires. IWC Services was organized in June 1995 by six former key employees of the Red Adair Company.

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

On March 3, 2006, we acquired HWC, which provides hydraulic units for pressure well control situations (snubbing) and provides various hydraulic well control solutions involving workover, well drilling, well completion, and plugging and abandonment to the oil and gas industry. We provide our workover products and services primarily to customers in the United States, Venezuela, the Middle East, North Africa and West Africa, for both onshore and offshore applications. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. Our hydraulic workover/snubbing units are used for workover operations and snubbing operations in pressure situations.

A hydraulic workover/snubbing unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for servicing wells that are not producing or for working on wells under pressure. These units may be used for underbalanced drilling and workover and also in well control applications. When a unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. Because of their small size and ability to work on wells under pressure, hydraulic workover units offer some advantages over larger workover rigs and conventional drilling rigs. However, most wells where we perform workovers service are wells with no pressure.

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

Business Strategy.    The market for well control response services is finite, with services dependent upon the occurrence of blowouts that cannot be reasonably predicted. Accordingly, we have endeavored to build upon our demonstrated strengths in risk management by increasing our more predictable revenues from our well intervention services. During 2006, we were successful in growing these additional services primarily in international markets by utilizing our existing business platform. The acquisition of HWC represents a significant expansion of our strategy to include the acquisition of assets that support our business strategy. We intend to continue to seek complementary business acquisitions that would enable us to attain more predictable levels of income, broaden our pressure control service capabilities and increase our geographic presence.

Executive Offices.    Our principal offices are located at 7908 N. Sam Houston Parkway W., Suite 500, Houston, Texas 77064, and our telephone number is (281) 931-8884. Our website is located at www.boots-coots.com.

Business Segments

Well Intervention

History.    In 1999, we began to offer well intervention services in an effort to reduce the uncertainty of revenue in the response business. Well intervention services began with the introduction of SafeGuard services in Alaska. We expanded our SafeGuard services into Venezuela in late 1999 and into Algeria in 2001. The SafeGuard operations in Algeria were significantly expanded in 2004 when we entered into new long-term contracts with Algeria's national oil and gas company, Sonatrach, and ENSP, one of the Algeria national oil and gas service providers.

WELLSURE® also began in 1999 as the first group of customers joined the program which provides oil and gas operators and insurance underwriters a medium for effective management of well control insurance costs. WELLSURE® expanded internationally into Canada in 2003 and Indonesia in 2004.

The most substantial increase in well intervention services resulted from our March 3, 2006 acquisition of HWC. HWC significantly expanded our pressure control services offerings with the addition of hydraulic workover/snubbing operations.

Description.    Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. This segment includes services performed by hydraulic workover/snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services. This segment also includes services that are designed to reduce the number and severity of critical well events offered through our SafeGuard program, including training, contingency planning, well plan reviews, audits, inspection services and engineering services. These services typically generate revenue on a contractual basis dependent upon the breadth, scope, and duration of services performed. Customers of SafeGuard services include, but are not limited to, British Petroleum, Sonatrach, ONGC, Pemex, Petrobras, and EnCana. All of these services are performed onshore and offshore, and both domestically and internationally. Domestically, the company generates revenue from these services on a "call-out" basis and charges a day rate for equipment and personnel. This structure enables us to increase day rate prices without going through contractual pricing issues when the market for these services is tight. Call out services range in duration from less than a week for a single well cleanout procedure to more than one year for a multi-well plugging and abandonment campaign. Internationally, revenue is typically generated on a contractual basis, with contracts ranging between six months and three years in duration.

Trends.    In the United States and Gulf Coast regions, the increased recognition of the importance of risk management services, training and emergency preparedness is having a profound impact on the oil and gas services industry. Instead of waiting for a blowout, fire or other disaster to occur, oil and gas producers now seek proactive preparedness and incident prevention programs. These trends are expanding the market for our well intervention services. Underwriting syndicates continue to seek firm renewal rates and higher quality risks in the "Control of Well" segment of the energy insurance market. We believe these factors enhance the viability of proven alternative risk transfer programs such as WELLSURE®, a proprietary insurance program in which we provide both pre-event and loss management services.

In the international markets, national oil and gas companies and large international operators are becoming aware of the risks associated with older poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risks from fields positioned in high population areas. This awareness is leading to increased demand for well intervention services to assess the magnitude of exposure, prevent catastrophic failures and mitigate damages in the event a loss occurs. We have a proven ability to provide these risk management services in the form of training, risk analyses, contingency planning, audit programs and well inspections, as well as the prevention and control of blowouts and the mitigation of risks related to installations. These services are typical of those provided under our SafeGuard programs in Algeria and Venezuela.

In the hydraulic workover/snubbing market, the advancement of underbalanced drilling techniques and well completion methods is unlocking the potential in unconventional resource plays. Underbalanced drilling can reduce lost circulation, minimize differential sticking, increase drilling rates, and most importantly, create more productive wells by avoiding formation damage. Similarly, completion techniques have also advanced to drive the economics of these unconventional resource plays.

Our principal products and services for our well intervention business segment include:

Hydraulic Workover/Snubbing.    We provide various well intervention solutions involving workovers, well drilling, well completions and plugging and abandonment services. Hydraulic units may be used for both routine and emergency well control situations in the oil and gas industry. Our hydraulic workover units are specially designed for moving tubulars in and out of a wellbore using hydraulic pressure. These units may also be used for snubbing operations, servicing wells that are under pressure. We operate a fleet of 29 hydraulic workover rigs and four hot tap/valve drilling units, 27 of which we own and 2 of which we operate on behalf of a customer.

SafeGuard.    Through our SafeGuard program, developed specifically for international producers and operators, we provide dedicated risk management and emergency response services. These services include risk assessment, loss mitigation, contingency planning and continuous training, and education in all aspects of well management. The growth of our SafeGuard business reflects an industry trend moving operators towards a higher level of preventative measures to protect against critical well events.

WELLSURE® Program.    We and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas, and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration and production companies, through retail insurance brokers, a program known as "WELLSURE®," which combines traditional well control and blowout insurance with our post-event response services and well control preventative services including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE® has been arranged with leading London insurance underwriters. WELLSURE® program participants are provided with the full benefit of having us as a safety and prevention partner. We generate service fees based upon the scope of prevention activity required.

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

The 1990's represented a period of rapid change in the oil and gas well control and firefighting business. The hundreds of oil well fires that were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have now become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving our senior staff as the most experienced active oil and gas well firefighters in the world.

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

• transport equipment by air freight from Houston, Texas to the blowout location;

• extinguish the fire and bring the well under control; and

• transport the control team and equipment back to Houston, Texas.

Description.    Our response services consist of personnel, equipment and emergency services utilized during a critical well event, such as an oil and gas well fire, blowout, or other loss of control at the well. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time, mitigate damage, and maximize safety. Revenue is generated through personnel time and material. Personnel time consists of day rates charged for working crews usually consisting of a team of four personnel. Day rates charged for personnel time vary widely depending up the perceived technical, political, and security risks inherent in a project. Critical events are typically covered by our customers' insurance, lowering the risk of non-payment.

Our principal products and services for response segment include:

Well Control.    This service segment is divided into two distinct levels. Critical event response is ordinarily reserved for well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. Non-critical event response, on the other hand, is intended for the more common sub-surface operating problems that do not involve escaping hydrocarbons.

• Critical events.    Critical events frequently result in explosive fires, loss of life, destruction of drilling and production facilities, substantial environmental damage and the loss of significant amounts of money per day in production revenue. Since critical events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of our critical event work. Critical events of catastrophic proportions can result in significant revenues to us in the year of the incident. Our professional firefighting staff has over 300 years of combined industry experience in responding to critical events, oil well fires and blowouts.

• Non-critical events.    Non-critical events frequently occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most non-critical events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and in those instances, we are called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While non-critical events do not ordinarily have the revenue impact of a critical event, they are more common. Non-critical events can escalate into critical events.

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

WELLSURE® Program.    Under the WELLSURE® insurance program, we serve as the emergency response provider in the event of a well blowout, as well as project manager for control and restoration of wells covered under the program.

Snubbing Services.    We provide hydraulic workover/snubbing units for emergency well control situations to the oil and gas industry. A hydraulic workover/snubbing unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. When a unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. These units may also be used for underbalanced drilling and workover.

Dependence upon Customers

The emergency response business is by nature episodic and unpredictable. A customer that accounted for a material amount of business as a result of an oil well blow-out or similar emergency may not account for a material amount of business after the emergency is over. While well intervention services in general are generated from a base of several hundred customers, a significant portion of the total revenue in recent years has been generated by less than five international clients. Approximately 33% of our consolidated revenues during the year ended December 31, 2006 were derived from two key customers. Unless we are able to retain our existing customers or secure new customers, if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

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

Competition

The emergency response segment of the oil and gas services business is a dynamic market in which new technical developments could afford a service company a significant advantage. At present, the principal competitors in the oil and gas well firefighting business are Wild Well Control, Inc., a subsidiary of Superior Energy Services, Inc., and Cudd Pressure Control, a subsidiary of RPC, Inc. We believe that our SafeGuard expansion strategy along with the WELLSURE® program and the recent acquisition of HWC have strengthened our competitive position in the industry by expanding both the scope of services that we offer to our customers as well as our geographic presence.

Although we have a strong market share position in workover products and services, the market is highly fragmented. Our main competitors in hydraulic workover include Halliburton Co., Cudd Pressure Control, a subsidiary of RPC, Inc., and International Snubbing Services, a subsidiary of Superior Energy Services, Inc.

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

Employees

As of January 31, 2007, we and our operating subsidiaries collectively had 392 full-time employees, and 7 part-time personnel. In addition, we have several part-time consultants and also employ part-time contract personnel who remain on-call for certain emergency response projects. We are not subject to any collective bargaining agreements and consider our relations with our employees, consultants and contract personnel to be good.

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

Demand for our products and services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity, often reflected as changes in rig counts. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services that could have a material adverse effect on our revenue and profitability. Many factors affect the supply and demand for oil and natural gas and therefore influence product prices, including:

• the level of production;
• the levels of oil and natural gas inventories;
• domestic and worldwide demand for oil and natural gas;
• the expected cost of developing new reserves;
• the actual cost of finding and producing oil and natural gas;
• the availability of attractive oil and gas field prospects, which may be affected by governmental actions and regulations or environmental activists;
• the availability of transportation infrastructure and refining capacity;
• the level of drilling activity;
• global weather conditions and natural disasters;
• worldwide political, military, and economic conditions and economic activity, including growth in underdeveloped countries;
• national government political objectives, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;
• the cost and timing of the development of alternate energy sources; and
• tax policies.

If demand for drilling services or drilling rig utilization rates decrease significantly then demand for our services will decrease, which will adversely affect our results of operations.

We may not successfully integrate the businesses we acquire or achieve the benefits we are seeking from acquisitions.

As part of our business strategy, we intend to evaluate potential acquisitions of other businesses or assets. However, there can be no assurance that we will be successful in consummating any such acquisitions. Successful acquisition of businesses or assets will depend on various factors, including, but not limited to, our ability to obtain financing and the competitive environment for acquisitions. In addition, we may not be able to successfully integrate any business or assets that we acquire in the future. The integration of acquired businesses is likely to be complex and time consuming and may place a significant strain on management resources.

Disruptions in the political and economic conditions of the foreign countries in which we operate expose us to risks that may have a material adverse effect on our business.

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our operations in countries other than the United States accounted for approximately 74% of our consolidated revenues during the year ended December 31, 2006. Our operations in Venezuela and Algeria accounted for approximately 21% and 24%, respectively, of our consolidated revenues during the year ended December 31, 2006. We anticipate that our revenues from foreign operations will increase in the future as a consequence of our acquisition of HWC during the first quarter of 2006. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

• expropriation and nationalization of our assets or those of our customers in that country;
• political and economic instability;
• civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
• natural disasters, including those related to earthquakes and flooding;
• inflation;
• currency fluctuations, devaluations, conversion and expropriation restrictions;
• confiscatory taxation or other adverse tax policies;
• governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;
• governmental activities that may result in the deprivation of contract rights; and
• trade restrictions and economic embargoes imposed by the United States and other countries.

Due to the unsettled political conditions in many oil-producing countries, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions, which could impact the supply and pricing for oil and natural gas, disrupt our operations, and increase our costs for security worldwide. International areas where we operate that have significant amounts of political risk include parts of Africa, South America and the Middle East. Operations in these areas increase our exposure to the foregoing risks.

For instance, the Venezuelan National Assembly recently raised royalties on certain crude oil projects and Venezuelan President Hugo Chavez has threatened to nationalize the country's key industries and indicated his intention is to seize certain oil producing regions unless foreign oil companies surrender control to the Venezuelan national oil company. These actions have created uncertainty in the future business and investment activities of foreign oil and natural gas companies in Venezuela. To the extent that these actions adversely affect our customers' activities in this region, they may adversely affect our revenues and profits.

We are subject to foreign exchange and currency risks, particularly with respect to Venezuela.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically endeavor to denominate our contracts in U.S. dollars to mitigate exposure to fluctuations in foreign currencies. On December 31, 2006, we had $1,754,000 of cash and $15,823,000 in accounts receivable attributable to our Venezuelan operations. Of this cash, $1,209,000 was denominated in U.S. dollars and resided in a U.S. bank; the remaining $545,000 was denominated in Venezuelan bolívares and resided in a Venezuelan bank. Of the total Venezuela accounts receivable balance. $7,509,000 was denominated in Venezuelan bolívares and are subject to market risks. The remaining $8,314,000 was denominated in U.S. dollars..

Effective March 1, 2005, the exchange rate in Venezuela devalued from 1,920 to 2,150 Venezuelan bolívares to the U.S. dollar. We have taken charges to equity under the caption "foreign currency translation loss" of $361,000 during the year ended December 31, 2005 to reflect devaluation of the Venezuelan bolívar for that period. There was no currency gain or loss attributable to Venezuela during the year ended December 31, 2006. The Venezuelan government implemented a foreign currency control regime on February 5, 2003. This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Venezuelan bolívar, to U.S. Dollars. A subsidiary of ours has registered with the control board (CADIVI) in order to have a portion of total receivables paid in U.S. dollars directly to a United States bank account. Venezuela is also on the U.S. government's "watch list" for highly inflationary economies. Management continues to monitor the situation closely.

We must successfully compete for the services of highly trained technical personnel.

Many of the services that we provide are complex and require a high level of expertise and often must be performed in harsh conditions. Our success depends in part upon our ability to employ and retain technical personnel with the ability to provide and enhance these services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If these events were to occur, our cost structure could increase, our margins could decrease, and our growth potential could be impaired.

Our hydraulic workover/snubbing business is susceptible to seasonal earnings volatility and may be adversely affected by severe weather.

Our hydraulic workover/snubbing operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Gulf of Mexico and the Gulf Coast region. Weather conditions in the Gulf of Mexico and the Gulf Coast region generally result in higher activity in the spring, summer and fall months, with the lowest activity in the winter months. In addition, summer and fall drilling activity and, therefore, the demand for our hydraulic workover/snubbing services can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. Repercussions of severe weather conditions may include:

• evacuation of personnel and curtailment of services;
• weather-related damage to offshore equipment resulting in suspension of operations;
• weather-related damage to our facilities;
• increase in insurance cost and reduction in its availability;
• inability to deliver men or materials to jobsites; and
• loss of productivity.

For example, during 2005 HWC suffered the loss of one workover unit as a consequence of severe weather in the Gulf of Mexico.

We have borrowed, and may in the future borrow, money to fund our operations and growth, which exposes us to certain risks that may materially impact our operations.

As of December 31, 2006, we had outstanding subordinated promissory notes totaling approximately $21.2 million, the outstanding amount under our bank term credit facility was $8.3 million, the outstanding amount under our bank revolving credit facility was $1.9 million, and we had approximately $5.8 million in remaining borrowing capacity under our bank revolving credit facility. The borrowing base limitation under our revolving credit facility is subject to redetermination periodically at the discretion of the lender. Upon a redetermination, we could be required to repay a portion of our bank debt. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the loan agreement and an acceleration of the loan. We intend to finance our operating expenses, capital expenditures and acquisitions with cash flow from operations, and borrowings under our credit facility. In addition, we may significantly alter our capitalization in order to make future acquisitions. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors. Many of these factors are beyond our control. Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations must be used to pay interest on borrowings and is therefore not available to re-invest in our business;
•
the covenants contained in the agreements governing our debt limit our ability to borrow additional funds, pay dividends, make capital expenditures, dispose of assets and issue shares of preferred stock and otherwise may affect our flexibility in planning for, and reacting to, changes in business conditions;

•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate or other purposes;
•	a highly leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and
•	any debt that we incur under our term credit facility or revolving credit facility will be at variable rates which makes us vulnerable to increases in interest rates.

Our ability to finance our business activities will require us to generate substantial cash flow.

Our business activities require substantial capital. We intend to finance our operations and growth in the future through cash flows from operations, the incurrence of additional indebtedness and/or the issuance of additional equity securities. We cannot be sure that our business will continue to generate cash flow at or above current levels.

If we are unable to generate sufficient cash flow from operations to fund our business and service our debt, we may have to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

If our revenues were to decrease due to lower demand for our services as a result of lower oil and natural gas prices or for other reasons, and if we could not obtain capital through our revolving credit facility or otherwise, our ability to operate and grow our business could be materially adversely affected.

The loss of one or more of our current customers could adversely affect our results of operations.

Our business is dependent not only on securing new customers but also on maintaining current customers. Approximately 30% of our consolidated revenues during the year ended December 31, 2006 were derived from two key customers. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

The intense competition in our industry could result in reduced profitability and loss of market share for us.

In some of our business segments, we compete with the oil and natural gas industry's largest equipment and service providers. Some of these companies have substantially greater financial resources, and larger operations than we do. They may be better able to compete because of their broader geographic dispersion, or their product and service diversity. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than us to successfully endure downturns in the oil and natural gas industry. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. Additionally, we may face competition in our efforts to acquire other businesses.

We could be subject to substantial liability claims that could harm our financial condition.

Our operations involve hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in our being named a defendant in lawsuits asserting large claims. We may be held liable in certain circumstances, including if we fail to exercise reasonable care in connection with our activities, and we may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties. We currently maintain liability insurance coverage with aggregate policy limits which we believe to be adequate for our operations. However:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;
•	we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination; and
•	the dollar amount of any liabilities may exceed our policy limits.

A successful claim for which we are not fully insured could have a material adverse effect on us. No assurance can be given that we will not be subject to future claims in excess of the amount of insurance coverage which we deem appropriate to maintain.

Risks Relating to Our Relationship with Oil States Energy Services, Inc.

Oil States Energy Services, Inc. owns a significant percentage of common stock in our company, which could limit your ability to influence the outcome of stockholder votes.

Oil States Energy Services, Inc., a wholly owned subsidiary of Oil States International, Inc., owns approximately 44.5% of our common stock outstanding as of March 15, 2007. In addition, Douglas E. Swanson and Cindy B. Taylor, two current members of our board of directors, are directors of Oil States Energy Services, Inc. and executive officers of Oil States International, Inc. In addition, Oil States Energy Services, Inc. had the ability to designate a third member of our board of directors and has designated Robert G. Croyle. As a result, Oil States will be able to exercise significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions, including transactions involving a change of control. The interests of Oil States may differ from yours, and Oil States may vote its common stock in a manner that may adversely affect you.

We have renounced any interest in specified business opportunities, and Oil States International, Inc. and its director nominees on our board of directors generally have no obligation to offer us those opportunities.

Pursuant to our certificate of incorporation, we have renounced any interest or expectancy in specified business opportunities in which Oil States International, Inc., any of its affiliates or any of their respective officers, directors, employees or other agents serving as a member of our board of directors (collectively, the "Oil States Group") participates or desires or seeks to participate and that involves any aspect of the energy equipment or services business or industry. Our certificate of incorporation also provides that if any such business opportunity is presented to a person who is a member of the Oil States Group, including any of those individuals who also serves as a member of our board of directors:

•	no member of the Oil States Group or any of those individuals has any obligation to communicate or offer the opportunity to us; and
•	such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:
•
it was presented to a member of the Oil States Group who also serves as a member of our board of directors solely in that person's capacity as a director of our company and no other member of the Oil States Group independently received notice of or otherwise identified such opportunity; or

•	the opportunity was identified solely through the disclosure of information by or on behalf of our company.

We may amend these provisions of our certificate of incorporation only by an affirmative vote of holders of at least 80% of our outstanding common stock. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

Risks Relating to Ownership of Our Common Stock

Future sales of our common stock by our existing stockholders may depress our stock price.

As of March 22, 2007, there were 59,489,830 shares of our common stock outstanding. We have previously filed a shelf registration statement registering all of the shares owned by Oil States Energy Services, Inc. for resale, which would continue to be available to Oil States Energy Services, Inc. for future sales. In addition, approximately 9.5 million shares of common stock underlying certain warrant agreements, employee stock option plans, and director stock option plans are eligible for immediate sale, and we may register for sale additional shares underlying these or other plans in the future. All of the common stock covered by current and any future registration statements may be sold by the selling security holders in market transactions from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Trading volumes of our shares of common stock have been comparatively low and, therefore, our common stock may suffer from limited liquidity and its prices will likely be volatile and its value may be adversely affected.

Because of our relatively low trading volumes, the trading price of our common stock will likely be subject to significant price fluctuations and limited liquidity. This may adversely affect the value of your investment. In addition, our common stock price could be subject to fluctuations in response to variations in quarterly operating results, changes in management, future announcements concerning us, general trends in the industry and other events or factors as well as those described above.

We have not paid, and do not anticipate paying, any dividends on our common stock in the foreseeable future.

We have never paid any cash dividends on our common stock. We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock. Our existing revolving and term credit facilities restrict our ability to pay cash dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that further restrict our ability to declare or pay cash dividends on our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of March 22, 2007, no shares of our preferred stock were outstanding, 59,489,830 shares of common stock were outstanding, and there were approximately 9.5 million shares of common stock underlying certain warrant agreements, employee stock option plans and director stock option plans, of which options and warrants to purchase 6.8 million shares were outstanding and of these shares, 4.4 million were exercisable within 60 days. The issuance of such additional shares of common stock would dilute the interests of our existing stockholders and issuance or potential issuance of such shares may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuances would further dilute the interests of our existing stockholders.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such preferences, powers and relative participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might afford holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

The ownership interest of Oil States Energy Services, Inc., the Rights Agreement by and between us and American Stock Transfer & Trust Company dated November 17, 2001 ("Rights Agreement"), provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, your ability to sell your shares for a premium.

The significant ownership position of Oil States Energy Services, Inc., our Rights Agreement, provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could make it more difficult for a third party to acquire control of our company. We have entered into a Rights Agreement that would cause extreme dilution to any person or group (other than Oil States Energy Services, Inc., its affiliates and certain of its direct transferees) who attempts to acquire a significant interest in us without advance approval of our board of directors. Our certificate of incorporation and bylaws include provisions for a classified board, limitations on the removal of directors and on stockholder proposals at meetings of stockholders and limitations on the right of stockholders to call special meetings. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Each of these factors could increase the difficulty for a third party to acquire us and therefore delay or prevent a change of control transaction, even if that change would be beneficial to our stockholders, which could affect the value of our common stock and reduce or eliminate your ability to sell your shares of common stock at a premium.

Lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors, UHY Mann Frankfort Stein and Lipp CPAs, LLP, issued a letter to our audit committee noting certain matters in our Venezuelan subsidiary that they considered to be material weaknesses in internal control. The matters listed in the letter included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly, with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States. The same material weaknesses were identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2005.

We enacted changes in policies and procedures during 2006 designed to remediate the material weaknesses identified in our internal control over financial reporting and at December 31, 2006 such material weaknesses were remediated. However, there can be no assurance that in the future other material weakness will not arise and failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions that may be needed to address the control deficiencies, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own a facility in northwest Houston, Texas, at 11615 N. Houston-Rosslyn Road, that includes approximately 2 acres of land, a 4,000 square foot office building and a 12,000 square foot manufacturing and warehouse building. We also own approximately 6.3 acres of land and a 62,470 square foot office for hydraulic workover services along with approximately 1.8 acres of land and a 9,000 square foot training facility in Houma, Louisiana. Additionally, we have leased office and equipment storage facilities in Houston, Algeria, Republic of Congo, Egypt, Dubai and Venezuela. (See “Note I” Commitment and Contingencies in the footnotes to the financial statements.) We believe that these facilities will be adequate for our anticipated needs.

Item 3. Legal Proceedings.

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the American Stock Exchange (AMEX) under the symbol “WEL.” The following table sets forth the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

High and Low Sales Prices

	2006		2005
	High	Low	High	Low
First Quarter	$1.86	$1.08	$1.15	$0.81
Second Quarter	2.45	1.58	1.14	0.89
Third Quarter	1.97	1.56	1.61	1.02
Fourth Quarter	2.25	1.55	1.24	0.90

On March 21, 2007 the last reported sales price of our common stock as reported on AMEX was $ 2.34 per share.

As of March 15, 2007, our common stock was held by approximately 258 holders of record. We estimate that we have a larger number of beneficial stockholders and much of our common stock is held by broker-dealers in street name for their customers.

We have not paid any cash dividends on our common stock to date. Our current policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. Our credit facilities prohibit paying cash dividends.

PERFORMANCE OF COMMON STOCK

The following graph compares our total stockholder return on an investment of $100 in our common stock at December 31, 2001 for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 as compared to the Standard & Poors' 500 Stock Index, the Standard & Poors' Energy Composite Index and the PHLX Oil Service Sector over the same period.

	12/01	12/02	12/03	12/04	12/05	12/06

Boots & Coots International Well Control	100.00	32.00	63.00	45.50	52.00	112.00
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Energy	100.00	88.87	111.65	146.87	192.93	239.63
PHLX Oil Service Sector	100.00	91.27	105.49	142.69	214.08	242.69

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www. researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data.

The following table sets forth certain historical financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 which has been derived from our audited consolidated financial statements. The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations. The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$97,030	$29,537	$24,175	$35,935	$14,102
Operating income (loss)	19,892	4,563	1,066	10,234	(1,539)
Income (loss) from continuing operations	11,165	2,779	(290)	6,609	(2,525)
Income (loss) from discontinued operations, net of income taxes	—	—	42	482	(6,179)
(Loss) from sale of discontinued operations, net of income taxes	—	—	—	—	(476)
Net income (loss)	11,165	2,779	(248)	7,091	(9,180)
Net income (loss) attributable to common stockholders	11,781	1,905	(996)	5,868	(12,292)
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.22	$0.06	$(0.04)	$0.25	$(0.53)
Discontinued operations	$—	$—	$—	$0.02	$(0.61)
Net income (loss)	$0.22	$0.06	$(0.04)	$0.27	$(1.14)
Weighted average common shares outstanding -Basic	53,772	29,507	28,142	21,878	10,828

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.21	$0.06	$(0.04)	$0.24	$(0.53)
Discontinued operations	$—	$—	$—	$0.02	$(0.61)
Net income (loss)	$0.21	$0.06	$(0.04)	$0.26	$(1.14)
Weighted average common shares outstanding - Diluted	55,036	31,374	28,142	22,218	10,828

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA:
Total assets	$101,017	$14,767	$18,393	$19,726	$7,036
Long-term debt and notes payable, including current maturities (1)	31,432	6,448	7,680	12,398	15,000
Working capital (deficit) (2) …	25,512	3,565	2,553	9,375	(16,994)
Stockholders' equity (deficit) (3)…	38,422	3,795	1,180	380	(13,988)
Common shares outstanding….	59,186	29,594	29,439	27,300	11,216

(1)
The improvement in long-term debt and notes payable including current maturities and working capital from 2003 to 2004 is a result of restructuring our obligations with Prudential in 2004. The increase in long term debt from 2005 to 2006 is a result of debt issued to Oil States Energy Services, Inc. and the credit agreement with Wells Fargo entered into in conjunction with the HWC acquisition.

(2)
Working capital is the dollar amount of current assets less current liabilities. The change in working capital from 2002 to 2003 is a result of increased business activities in 2003 which resulted in higher levels of cash and receivables and payments on long term debt and reclassifying subordinated debt from current to long term debt. The increase in working capital from 2005 to 2006 is a result of the HWC acquisition.

(3)
The change in equity from 2002 to 2003 is a result of net income in 2003, a short swing profit contribution and various issuances of common stock. The increase in Stockholders’ equity from 2005 to 2006 is a result of the HWC acquisition.

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

Summary consolidated operating results for the fiscal years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues	$97,030	$29,537	$24,175
Costs and expenses:
Cost of sales	52,281	14,488	11,929
Operating expenses	15,597	7,098	6,921
Selling, general and administrative	4,118	2,674	3,370
Other operating expense	259	—	—
Depreciation and amortization	4,883	714	889
Operating income	19,892	4,563	1,066
Interest expense and other, net	2,860	655	864
Income tax expense	5,867	1,129	492
Income (loss) from continuing operations…	11,165	2,779	(290)
Income from discontinued operations, net of income taxes	—	—	42
Net income (loss)	11,165	2,779	(248)
Stock and warrant accretion	—	—	(13)
Preferred dividends accrued	616	(874)	(735)
Net income (loss) attributable to common stockholders	$11,781	$1,905	$(996)

We operate in two business segments: Well Intervention and Response. Intercompany transfers between segments were not material. Our accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro rata allocation of remaining non-segment specific expenses are assigned between segments based upon relative revenues. Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

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

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. This segment includes services performed by hydraulic workover/snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services. This segment also includes services that are designed to reduce the number and severity of critical well events offered through our SafeGuard and WELLSURE® risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety. Information concerning operations in our two different business segments for the years ended December 31, 2006, 2005 and 2004 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Well Intervention	$76,653	$13,860	$8,050
Response	20,377	15,677	16,125
	$97,030	$29,537	$24,175
Cost of Sales
Well Intervention	$46,562	$6,226	$4,216
Response	5,719	8,262	7,713
	$52,281	$14,488	$11,929
Operating Expenses (1)
Well Intervention	$10,104	$3,531	$2,676
Response	5,493	3,567	4,245
	$15,597	$7,098	$6,921
Selling, General and Administrative (2)
Well Intervention	$3,514	$1,255	$1,122
Response	863	1,419	2,248
	$4,377	$2,674	$3,370
Depreciation and Amortization (1)
Well Intervention	$4,637	$310	$261
Response	246	404	628
	$4,883	$714	$889
Operating Income
Well Intervention	$11,835	$2,538	$(225)
Response	8,057	2,025	1,291
	$19,892	$4,563	$1,066

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Year ended December 31, 2006 with the Year ended December 31, 2005

Revenues

Well Intervention revenues were $76,653,000 for the year ended December 31, 2006, compared to $13,860,000 for the year ended December 31, 2005, representing an increase of $62,793,000, or 453.1% in the current year. The increase was primarily the result of the inclusion of $53,826,000 of HWC’s snubbing and hydraulic workover revenues for ten of the twelve months ended December 31, 2006. Safeguard revenues increased $6,298,000 or 88.1% during the year due to an increase in international revenues primarily in Algeria. The remaining increase in revenue for the year ended December 31, 2006 was primarily due to remediation work in the Gulf of Mexico.

Response revenues were $20,377,000 for the year ended December 31, 2006, compared to $15,677,000 for the year ended December 31, 2005, an increase of $4,700,000, or 30.0% in the current year. This increase was due to international activity which included extended jobs in Africa and Indonesia during the quarter ending December 31, 2006.

Cost of Sales

Well Intervention cost of sales were $46,562,000 for the year ended December 31, 2006, compared to $6,226,000 for the year ended December 31, 2005, an increase of $40,336,000, or 647.9% in the current year. The increase was primarily the result of inclusion of $36,581,000 of HWC’s snubbing and hydraulic workover cost of sales for ten of the twelve months ended December 31, 2006. The remaining cost increase of $3,755,000 during the twelve months of 2006 compared to the same period in 2005 was primarily due to increases in activity attributable to our Safeguard international business (primarily in Algeria).

Response cost of sales were $5,719,000 for the year ended December 31, 2006, compared to $8,262,000 for the year ended December 31, 2005, a decrease of $2,543,000, or 30.8% in the current year. This decrease was the result of reduced subcontractor costs for third party field personnel security which were $5,087,000 during 2005. For the current year, cost of sales was 28.1% of revenue which is more typical of direct costs associated with international response revenue.

Operating Expenses

Consolidated operating expenses were $15,597,000 for the year ended December 31, 2006, compared to $7,098,000 for the year ended December 31, 2005, an increase of $8,499,000, or 119.7% in the current year. This increase was primarily the result of inclusion of $3,951,000 related to support personnel and facility expense of the snubbing and hydraulic workover service line for ten of the twelve months ended December 31, 2006. The remaining operating cost increase during the twelve months ended December 31, 2006 was primarily due to business development expense associated with increased international business activities, incentive compensation expense and administrative costs. The current twelve month period includes expense of $976,000 related to stock option expense pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $4,377,000 for the year ended December 31, 2006, compared to $2,674,000 for the year ended December 31, 2005, an increase of $1,703,000, or 63.7% in the current year. This increase was primarily due to professional service fees, incentive compensation expense and $312,000 of stock option expense in the current year pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006. During the twelve months ended December 31, 2006, SG&A expense represented 4.5% of consolidated revenues compared to 9.1% of revenues in the prior year.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $4,169,000 for the year ended December 31, 2006 compared to the 2005 period, due to the inclusion of depreciation expense of $4,363,000 associated with the snubbing and hydraulic workover service line for ten of the twelve months ended December 31, 2006.

Interest Expense and Other, Net

The increase in interest and other expenses, net, of $2,205,000 for the year ended December 31, 2006 as compared to the prior year is set forth in the table below:

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Interest expense - senior debt	9	53
Interest on subordinated notes	102	666
Interest credit related to December 2000 subordinated debt restructuring	(598)	(332)
Interest expense - Term Note and Revolver	829	—
Interest expense - Subordinated Debt	1,752	—
Amortization of deferred finance cost on credit facility	41	—
Amortization of deferred finance cost on subordinated debt	809	202
Interest expense on financing agreements	85	56
Interest income on cash investments	(177)	(49)
Gain (loss) on foreign exchange	—	(14)
Legal settlements and other	8	73
Total Interest and Other, Net	$2,860	$655

Income Tax Expense

Income taxes for the year ended December 31, 2006 were $5,867,000, or 34.45% of pre-tax income compared to the year ended December 31, 2005 of $1,129,000, or 28.9% of pre-tax income. We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $3.2 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2006 and expect lower dollar limits in future years until our U.S. NOL’s are either completely used or expire. In 2005, the tax expense was due to taxable income in foreign jurisdictions. All 2005 U.S. tax expense was offset by utilization of NOL’s.

Comparison of the Year ended December 31, 2005 with the Year ended December 31, 2004

Revenues

Well Intervention revenues were $13,860,000 for the year ended December 31, 2005, compared to $8,050,000 for the year ended December 31, 2004, representing an increase of $5,810,000, or 72.2% in the current year. The increase was primarily the result of work performed under Safeguard agreements in Algeria and a moderate increase in service fees generated from the WELLSURE® program. These increases were offset by a reduction in Venezuelan activity.

Response revenues were $15,677,000 for the year ended December 31, 2005, compared to $16,125,000 for the year ended December 31, 2004, a decrease of $448,000, or 2.8% in the current year. This decrease was the result of lower revenues from response to critical well events in Iraq of $1,963,000, of which, $1,301,000 was a reduction of third party subcontractor pass-through revenue for field personnel security, offset by increased domestic activity in the Gulf of Mexico.

Cost of Sales

Well Intervention cost of sales were $6,226,000 for the year ended December 31, 2005, compared to $4,216,000 for the year ended December 31, 2004, an increase of $2,010,000, or 47.7% in the current year. The increase is due to the increased variable expense associated with the related increased revenue in Algeria and the WELLSURE® program; partially offset by decreased variable expense in the Venezuelan operation.

Response cost of sales were $8,262,000 for the year ended December 31, 2005, compared to $7,713,000 for the year ended December 31, 2004, an increase of $---549,000, or 7.1% in the current year. This increase was the result of subcontractor costs of $5,087,000 for field personnel security related to Iraq response activities as compared to $3,848,000 expensed during 2004. The subcontractor costs were third party pass-through charges. Excluding these pass-through charges, response cost of sales would have been $2,921,000 and $3,673,000 for the year ended December 31, 2005 and 2004, respectively.

Operating Expenses

Consolidated operating expenses were $7,098,000 for the year ended December 31, 2005, compared to $6,921,000 for the year ended December 31, 2004, an increase of $177,000, or 2.6% in the current year. This increase is due to increased business development expense, and administrative costs associated with international business activities.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $2,674,000 for the year ended December 31, 2005, compared to $3,370,000 for the year ended December 31, 2004, a decrease of $696,000, or 20.7% from the prior year. This decrease is primarily related to reduced litigation expense compared to 2004; partially offset by increases in costs related to compliance with the Sarbanes Oxley Act of 2002 and related regulatory requirements.

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

Income Tax Expense

Income taxes for the year ended December 31, 2005 and 2004 were $1,129,000 and $492,000, respectively, and are a result of comparative taxable income in foreign operations and changes in the foreign tax laws. Algeria activity starting in 2005 accounted for most of the increase in income tax expense.

Liquidity and Capital Resources

Liquidity

At December 31, 2006, we had working capital of $25,512,000, including a cash balance of $5,033,000. We ended the year with stockholders’ equity of $38,422,000. For the year, we generated operating income of $19,892,000 and net cash provided by operating activities was $4,400,000. Capital expenditures were $6,882,000 and $306,000 during the years ended December 31, 2006 and 2005, respectively. Net cash used in investing activities was $1,687,000. During the year we utilized our credit facility with Wells Fargo Bank, borrowing $10,850,000 to retire our senior secured loan facility of $750,000 and a 12% senior subordinated note of $4,800,000 and to redeem $5,300,000 in preferred stock. The acquisition of HWC increased our working capital by $10,368,000 effective March 1, 2006.

We generate our revenues from well intervention and emergency response services. Response services are generally associated with a specific well control emergency or critical “event” whereas well intervention services are generally “non-event” related. The frequency and scale of occurrence for response services varies widely and is inherently unpredictable. There is little statistical correlation between common industry activity indicators such as commodity pricing, activity forecasts, E&P operating budgets and resulting response revenues. Well Intervention services provide a more predictable base of revenues. Historically we have relied upon event driven services as the primary source of our operating revenues, but more recently our strategy has been to achieve greater contribution from well intervention service revenues. Our acquisition of HWC combined with organic growth in our well intervention service and product offerings has significantly reduced the volatility of our revenues, however, our profitability is still significantly affected by event driven services.

On December 31, 2006, we had $1,754,000 of cash and $15,823,000 in accounts receivable attributable to our Venezuelan operations. Of this cash, $1,209,000 was denominated in U.S. Dollars and resided in a U.S. bank. The remaining $545,000 was denominated in Bolivars and resided in a Venezuelan bank. Of the total Venezuela accounts receivable balance. $7,509,000 was denominated in Venezuelan bolívares and are subject to market risks. The remaining $8,314,000 was denominated in U.S. dollars. Effective February 5, 2004, the exchange rate in Venezuela changed from 1,600 to 1,920 Bolivars to the U.S. dollar and effective March 1, 2005, the exchange rate in Venezuela further devalued from 1,920 to 2,150 Bolivars to the U.S. dollar. We have taken charges to equity under the caption “foreign currency translation loss” for 0 and $361,000 during the years ended December 31, 2006 and 2005, respectively, to reflect the devaluation of the Bolivar. We have registered with the control board (CADIVI) in order to have a portion of total receivables in U.S. dollar payments made directly to a United States bank account. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. The Venezuelan government has made it very difficult for U.S. dollars to be repatriated. Management continues to monitor the situation closely.

Disclosure of on and off balance sheet debts and commitments:

Our known contractual obligations at December 31, 2006 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$8,349	$1,940	$3,880	$2,529	$—
Revolving credit facility	$1,917	$—	$—	$1,917	$—
Subordinated debt	$21,166	$—	$—	$21,166	$—
Future minimum lease Payments	$4,174	$470	$760	$768	$2,176
Total commitments	$35,606	$2,410	$4,640	$26,380	$2,176

Credit Facilities/Capital Resources

On August 13, 2004, we restructured our subordinated debt facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the amended terms, we paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. We were also required to pay down approximately $1,635,000 of principal on December 15, 2004. The December 31, 2005 remaining balance of $5,100,000 was to be paid in equal quarterly installments over the next four years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining troubled debt restructuring related credit over the life of the restructured facility. In connection with the restructuring, Prudential also exchanged its remaining 582 shares of Series E preferred stock for 55,429 shares of common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and we issued Prudential 1,250,000 shares of common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

In conjunction with the acquisition of HWC on March 3, 2006, we and our wholly owned subsidiary, IWC Services, LLC, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility of $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility of $9.7 million. The term credit facility is due and payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter. We utilized initial borrowings totaling $10.6 million under the credit facilities to repay the then outstanding senior and subordinated debt in full and repurchase all of our outstanding shares of preferred stock and for other corporate purposes. The $9.7 million credit facility is payable monthly over sixty months. Interest is accrued and payable monthly for both agreements.

The Credit Agreement is secured by substantially all of our assets. Unused line fees are due monthly on the revolving credit facility and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate, or (ii) the Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 0.50% to 1.50% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rates for the revolving credit facility and the term credit facility were 8.25% and 8.75%, respectively at March 22, 2006.

The Credit Agreement, as amended, contains various restrictive covenants and compliance requirements, including (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net Worth calculated on March 1, 2006, but in no event less than $25,000,000, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year. For these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis; (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under subordinated notes in the aggregate amount of $21,166,000 owing to Oil States Energy Services, Inc., indebtedness existing on the date of the Credit Agreement, and indebtedness existing between us and our subsidiaries that is unsecured and subordinated to the indebtedness arising under the Credit Agreement. Substantially all of our assets are pledged as collateral under the debt agreements. We were in compliance with these covenants at December 31, 2006 and through the date of this report.

The $21,166,000 owing to Oil States Energy Services, Inc. is an unsecured subordinated debt which bears interest at a rate of 10% per annum, with a one time principal payment on September 9, 2010. Interest is accrued monthly and payable quarterly.

Critical accounting policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to the reported financial statements by considering accounting policies that involve the most complex or subjective decisions or assessment. We have identified our most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts and income taxes.

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

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards. The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards. The provision for tax expense includes foreign income taxes from Algeria and Venezuela and a minimal amount of domestic alternative minimum tax liability (See “Note G” Income Taxes to the consolidated financial statements).

Share-based compensation - We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ FIN48”), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the year 2006, foreign revenues were 74% of total revenue. Revenue generated by Venezuela and Algeria during the year 2006 was 21% and 24%, respectively. Revenue generated by Venezuela and Algeria during the year 2005 was 12% and 21%, respectively. See “- Liquidity and Capital Resources” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates. As of December 31, 2006, we had floating rate obligations totaling approximately $10.3 million. See “Liquidity and Capital Resources” for more information. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate was to increase by 10% from the December 31, 2006 levels, our interest expense would increase by a total of approximately $97,000 annually.

Item 8. Financial Statements and Supplementary Data.

Attached following the Signature Pages and Exhibits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In connection with the audit of our consolidated financial statements for the two years ended December 31, 2005, our independent auditors, UHY LLP, issued letters to our audit committee, dated March 21, 2005 and March 27, 2006, noting certain matters in our Venezuelan subsidiary that they considered to be a material weakness in internal control. The matters listed in the letters included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

During 2005 and 2006, we made changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela intended to appropriately address the matters referred to in the letters. These changes included:

-	hiring a CFO with an International background and Sarbanes Oxley implementation experience;

-	revising and implementing the existing policies and procedures of the subsidiary;

-	restructuring the accounting department of the subsidiary and enhancing our corporate reporting requirements;

-
utilizing the HWC in-country accounting manager to support the implementation of the HWC integrated accounting system. The HWC accounting manager is responsible for local internal controls and policies and procedures.

Based on these improvements, the material weaknesses were remediated as of December 31, 2006.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governace.

The following table lists the names and ages of each of our directors and/or executive officers, as well as those persons expected to make a significant contribution to us as of the date of this Form 10-K. There are no family relationships between any director and any other director or executive officer.

NAME	AGE	POSITION

Douglas E. Swanson	68	Chairman of the Board

Jerry L. Winchester	47	President, Chief Executive Officer and Director

Gabe Aldape	47	Chief Financial Officer

Dewitt H. Edwards	48	Executive Vice President

Don B. Cobb	50	Executive Vice President

W. Richard Anderson (1)(2)	53	Director

E. J. DiPaolo (1)(2)	54	Director

Robert S. Herlin (1)(2)	51	Director

Kirk Krist	48	Director

Cindy B. Taylor (2)	45	Director

Robert G. Croyle	64	Director

(1)	Member of our audit committee.
(2)	Member of our compensation committee.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Douglas E. Swanson has served as a Class III director since March 2006. Mr. Swanson serves as a class III director for a term that will expire on the date of our annual meeting of stockholders in 2009. Mr. Swanson was elected Chairman of the board by our board of directors on November 6, 2006. Mr. Swanson is the current Chief Executive Officer of Oil States International Inc., and until May 2006 was the President of Oil States International, Inc. Oil States International, Inc., a diversified oilfield services company, that is a leading manufacturer of products for deepwater production facilities and subsea pipelines, and is a leading supplier of a broad range of services to the oil and gas industry, including production-related rental tools, work force accommodations and logistics, oil country tubular goods distribution and land drilling services. Oil States is a publicly traded company on the New York Stock Exchange under the symbol “OIS”. Douglas E. Swanson has served as president and chief executive officer of Oil States since January 2000. Prior to joining Oil States, Mr. Swanson served as president and chief executive officer of Cliffs Drilling Company, a contract drilling company, from January 1992 to August 1999. He holds a bachelor’s degree from Cornell College and is a Certified Public Accountant.

Jerry Winchester has served as our President, Class II Director and Chief Operating Officer since 1998. In July of 2002 he assumed the position of chief executive officer. Mr. Winchester serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders scheduled in 2008. Prior to joining us in 1998, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager - Well Control, Coil Tubing and Special Services. He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Gabriel Aldape was appointed our Chief Financial Officer March 3, 2006. From July 1998 to February 2006, Mr. Aldape served as Vice President-Finance of Hydraulic Well Control, LLC and in such capacity was responsible for directing investment analysis, cost analysis, general accounting, and finance management, including cash management and business planning, for Oil States land drilling operation, for Capstar Drilling. Mr. Aldape also managed the Sarbanes-Oxley compliance effort for Hydraulic Well Control, LLC and Capstar Drilling. While at Hydraulic Well Control, LLC, Mr. Aldape directed the financial start up efforts in Dubai, the Republic of the Congo, Algeria and Egypt. Prior to that, his international experience includes five years as finance manager and controller of Hydraulic Well Control, LLC in Mexico and Venezuela. Mr. Aldape has spent 21 years in accounting and management in the oil field service industry.

Dewitt H. Edwards has served as Executive Vice President since June 30, 2006. From April 2005 to June 2006, Mr. Edwards served as Senior Vice President—Finance and Principal Financial Officer. His primary responsibilities include the delivery of our services and the business development and geographic management of our domestic businesses. Prior to his employment, Mr. Edwards served as a consultant to the Company from May 2002 to April 2005. In that capacity, he had been engaged to work on initiatives to refinance our debt and improve our overall capital structure and liquidity. Prior to that time, Mr. Edwards had been employed by us as Executive Vice President since September 1998. Before joining us, Mr. Edwards had been employed by Halliburton Energy Services for 19 years where he served in positions of increasing authority, including Mid-Continent area manager and North America resource manager.

Don B. Cobb was appointed Executive Vice President February 5, 2007. Mr. Cobb had served as President of Hydraulic Well Control since 1998. During that period, HWC expanded from a domestic based service provider into an international company with continuing international operations in the Republic of Congo, Algeria, United Arab Emirates, Venezuela and Egypt. While employed by HWC, Mr. Cobb was also involved in the senior management of Oil States International, Inc.’s U.S. land drilling business, Capstar Drilling, L.P. and Elenburg Exploration. Prior to his employment with HWC, Mr. Cobb was employed for 22 years by Baker Hughes, Inc., where he served in various management and technical positions of increasing authority in the U.S. and internationally, including Area Manager of Indonesia, Regional Manager Western U.S., and Alaska, Regional Manager of Latin America and Manager of Multi-Lateral Operations.

W. Richard Anderson has served as a Class I director since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the compensation committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007.  Mr. Anderson is the President, Chief Financial Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998. Mr. Anderson also serves on the boards of directors of Global Santa Fe Corporation and Calibre Energy, Inc.

E. J. DiPaolo served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003. Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders in 2008. Mr. DiPaolo also serves on the audit and compensation committees. Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking. Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo was employed at Halliburton Energy Services from 1976 until his retirement in progressive positions of responsibility.

Robert S. Herlin was appointed a Class I director on September 30, 2003. Mr. Herlin serves on the Audit Committee and chairs the compensation committee. Mr. Herlin serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007.  Since 2003, Mr. Herlin has served as the President, CEO and a Director of Evolution Petroleum Corporation, a private company involved in the acquisition and redevelopment of oil and gas properties. Since 2003, Mr. Herlin has served as a partner with Tatum Partners, a service company that provides principal executive and accounting officers to clients on a contract basis. Prior to his employment at Evolution Petroleum Corporation, Mr. Herlin was CFO of Intercontinental Tower Corporation, a wireless telecom infrastructure operation in South America from 2000 to 2003. Mr. Herlin earned his MBA from Harvard and engineering degrees from Rice University.

K. Kirk Krist has served as a Class III director since our acquisition of IWC Services on July 29, 1997. Mr. Krist’s term as a class III director will expire on the date of our annual meeting of stockholders in 2009. Mr. Krist served as Chairman of the Board form December 2002 to December 2006. Mr. Krist is a graduate of the University of Texas with a B.B.A. in Business. He has been a self-employed oil and natural gas investor and venture capitalist since 1982.

Cindy B. Taylor became a Class II director on March 3, 2006 for a term that will expire on the date of our annual meeting of stockholders in 2008. Mrs. Taylor also serves on the compensation committee. Since May 2006, Mrs. Taylor has served as President and Chief Operating Officer of Oil States International, Inc. Mrs. Taylor served as Senior Vice President — Chief Financial Officer and Treasurer of Oil States International Inc. from May 2000 to May 2006. Prior to joining Oil States, Mrs. Taylor served as the Chief Financial Officer of L.E. Simmons & Associates, Incorporated from August 1999 to May 2000, the Vice President-Controller of Cliffs Drilling Company from July 1992 to August 1999 and in various positions with Ernst & Young LLP, a public accounting firm, from January 1984 to July 1992. She received a bachelor’s degree of business administration from Texas A&M University and is a Certified Public Accountant.

Robert G. Croyle became a Class I director on January 1, 2007 for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2007. Since 2002, Mr. Croyle has served as vice chairman and Chief Administrative Officer at Rowan Companies, Inc., a major international offshore and land drilling contractor traded on the New York Stock Exchange. Mr. Croyle has held various positions with Rowan Companies, Inc. since 1973, including serving as director since 1998. From 1993 to 2002, he served as Executive Vice President with management responsibility for Rowan’s aviation and manufacturing divisions.

Security Holder Communications. Security holder communications intended for the board of directors or for particular directors (other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals) may be sent in care of the Company's Secretary at Boots & Coots International Well Control, Inc., 7908 N. Sam Houston Parkway W., Suite 500, Houston, Texas 77064. The Secretary will forward all such communications to the board of directors or to particular directors as directed without screening such communications.

Code of Business Conduct and Ethics: We have adopted a Code of Business Conduct and Ethics that covers all employees, directors, and officers that relates to the honest and ethical conduct in all business dealings, full, fair, accurate, timely and understandable disclosures in all reports filed by the us with or submitted to the Securities and Exchange Commission and in other public communications, compliance with applicable governmental rules and regulations, and avoidance of conflicts of interest. The Code of Business Conduct and Ethics is available on the ‘Investor Relations’ link at www.boots-coots.com. Copies of the Code of Business Conduct and Ethics may also be obtained upon written request of our corporate Secretary at our principal executive office address.

Audit Committee Independence and Financial Experts: The Audit Committee reviews our financial reporting processes, system of internal controls, and the audit process for monitoring compliance with laws and regulations. In addition, the committee reviews, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit. Our board has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of the American Stock Exchange and the Securities and Exchange Commission. Our board has also determined that Messrs. Anderson and Herlin are financial experts within the meaning of Item 401 (h) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 11. Executive Compensation.

The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been included as exhibits to our periodic reports on Forms 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following discussion provides an overview of the compensation committee of our board of directors, the background and objectives of our compensation programs for our executive management, and the material elements of the compensation of each of the executive officers identified in the following table, whom we refer to as our “named executive officers”:

Named Executive Officers	Title

Jerry Winchester	President and Chief Executive Officer (our principal executive officer)

Dewitt Edwards	Executive Vice President

Gabriel Aldape	Chief Financial Officer (our principal financial officer)

Don B. Cobb	Executive Vice President

Overview of the compensation committee

The compensation committee of our board of directors is comprised entirely of independent directors in accordance with Section 121 of the American Stock Exchange rules governing listed companies. Until our acquisition of HWC on March 12, 2006, our compensation committee was composed of three members: E.J. DiPaolo, Robert S. Herlin and W. Richard Anderson. Upon our acquisition of HWC, our board of directors appointed Cindy B. Taylor, the President and Chief Operating Officer of Oil States International, Inc., to our compensation committee.

The primary duties and responsibilities of our compensation committee are to establish and implement our compensation policies and programs for our executive management and employees, including compensation provided to the named executive officers. Our compensation committee has the authority to engage the services of outside advisors, experts and others to assist it and has done so from time to time. During 2006, our compensation committee engaged Longnecker & Associates to advise us with respect to director compensation and compensation for our chief executive officer in 2007.

The compensation committee works with our Secretary of the board of directors to establish an agenda for each meeting of the compensation committee. Our chief executive officer, general counsel and other members of our management and outside advisors may be invited to attend all or a portion of a compensation committee meeting depending on the nature of the matters to be discussed. Only members of the compensation committee vote on items before the committee; however, the compensation committee and board of directors often solicit the views of the chief executive officer on compensation matters, including as they relate to the compensation of other executives, including the other named executive officers.

Objectives of our compensation program

Our success depends on the continued contributions of our executive management and other key employees. Our compensation program is intended to attract, motivate and retain experienced and qualified personnel by providing compensation that is competitive in relation to our peers while recognizing overall business results and individual merit, and which supports the attainment of our strategic objectives by tying the interests of management and employees to those of our stockholders through the use of performance-based cash incentives and equity-based compensation.

Design of our compensation program

Our compensation program for executive management, including the named executive officers, is designed to:

•	provide compensation that is competitive with our compensation peer group;

•	balance short-term and long-term goals through the use of annual cash incentives and grants of long-term equity incentives; and

•	deliver a mix of fixed and at-risk compensation that directly relates to increasing stockholder value and our overall performance.

Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. In designing the compensation program and in determining senior management compensation, including the compensation of the named executive officers, we also consider the following:

•	the competitive challenges affecting our ability to attract and retain strong management;

•	our operating and financial performance compared with targeted goals;

•	each individual’s contributions to our overall results; and.

•	our size and performance relative to companies in our compensation peer group; and our available resources

In establishing compensation, we utilize compensation data (“Survey Data”) regarding the practices of other companies, including our compensation peer group. During 2006, we engaged Longnecker & Associates to provide us with Survey Data regarding director compensation, which we utilized to establish director compensation for 2006. We also utilized survey data prepared by Longnecker & Associates in connection with establishing compensation for our chief executive officer in 2007. Longnecker & Associates provides no other services to us and is otherwise independent. We utilize Survey Data to ensure that our compensation programs are competitive with our compensation peer group. The Survey Data is a compilation of compensation and other data based upon the compensation consultants’ review of our compensation peer group and other companies that participate in industry surveys.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies drawn from oil field service companies of a similar size. While we periodically review, evaluate and update our compensation peer group, for the compensation structure developed for 2006 the compensation peer group consisted of the following companies:

•	Allis-Chalmers Energy, Inc.
•	Basic Energy Services, Inc.
•	Ecology and Environment, Inc.
•	Gulfmark Offshore, Inc.
•	Infinity, Inc.
•	Mark West Energy Partners, L.P.
•	OMNI Energy Services Corp.
•	Pioneer Drilling Company
•	RPC, Inc.
•	Superior Well Services, Inc.
•	SYNERGX Systems, Inc.
•	T-3 Energy Services, Inc.

We target total compensation for our management that falls at the 50th percentile of our compensation peer group, allowing for the fact that we are one of the smallest companies in our peer group.. We believe compensation at this level is required for us to attract and retain talented management in a competitive environment. For 2006, we also considered the compensation practices of HWC, which we acquired in March 2006, in connection with the hiring of Messrs. Aldape and Cobb, both of whom served as executive officers of HWC at the time of the acquisition.

2006 compensation program

Elements of compensation

The principal elements of our executive compensation program are base salary, annual performance-based cash incentives, long-term equity incentives in the form of stock options and restricted stock grants and post-termination severance (under certain circumstances), as well as other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan, and the reimbursement of automobile expenses for our chief executive officer and chief financial officer.

Base salary

We review base salaries for our chief executive officer and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group as reflected in the Survey Data, the relationship among base salaries paid to executive officers within our company and each executive’s individual experience and contributions to our business. Our intent is to fix base salaries at levels that we believe are consistent with our objective of attracting, motivating and retaining individuals in a competitive environment.

Base salaries for our named executive officers in 2006 were as follows:

Name	2006 Base Salary
Jerry Winchester	$250,000(1)
Dewitt Edwards	$220,000
Gabriel Aldape	$165,000
Don B. Cobb	$200,000

(1) Mr. Winchester’s base salary for 2007 was increased effective January 1, 2007 to $335,000. See the discussion following this table for additional information.

We have entered into employment agreements with Messrs. Winchester, Edwards and Aldape. Messrs. Edwards and Aldape entered into their employment agreements in April 2006 and March 2006, respectively. Mr. Winchester’s employment agreement was originally entered into on October 1, 2003 and on October 1, 2006 our compensation committee elected to renew the agreement for an additional two year period. For more information regarding the terms of these agreements see “Employment contracts, termination of employment and change-in-control arrangements” below.

During 2006, Mr. Winchester’s employment agreement provided for a base salary of $250,000 per year and an automobile allowance of $18,000 per year. These amounts remained unchanged from October 1, 2003 until March 1, 2007, when we approved an increase in Mr. Winchester’s 2007 base salary to $335,000 per year and Mr. Winchester agreed to forego his automobile allowance, resulting in a net base salary increase of $67,000 per year (25%), all effective as of January 1, 2007. Our compensation committee approved this adjustment to Mr. Winchester’s base salary so as to maintain this component of his compensation at the median of our compensation peer group based upon the Survey Data and the analysis of our compensation consultant.

Messrs. Edwards, Aldape and Cobb each commenced employment with us during 2006. Mr. Edwards was hired by us in April 2006 and had previously been engaged by us as a consultant to assist us with our then proposed acquisition of HWC and related financing transactions. Mr. Edwards’ base salary was established through mutual negotiations while taking into consideration the rates that we had been paying for his services as a consultant. Messrs. Aldape and Cobb were hired by us in March 2006 in connection with our acquisition of HWC. The base salaries for Messrs. Aldape and Cobb were also established through mutual negotiations while taking into consideration the salary paid to them by HWC at the time of our acquisition, the increased demands on their time associated with the integration of HWC with us and the increased responsibilities they would undertake as executive officers of a publicly-held company.

Annual cash incentives

Annual cash incentive compensation is intended to focus and reward executives and other key employees for meeting performance objectives tied to increasing stockholder value. To further this objective for 2006 and 2007, we have implemented an annual performance-incentive plan, or APIP. The annual performance-incentive plan provides for cash incentive payments tied to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established for each plan year, which are adjusted as necessary to account for the effects of acquisitions or dispositions of businesses and unusual events.

We believe that EBITDA is a key indicator of our financial and operational success and is the principal measure of performance utilized by investors in valuing our company and our competitors and in assessing the effectiveness of our management. We establish specific EBITDA threshold, goal and stretch targets under the APIP at the beginning of each fiscal year, as well as the award level, as a percentage of base salary, that may be earned by certain employees including the named executives if performance exceeds the threshold, goal or stretch targets. Performance must satisfy the threshold level before any incentive compensation is earned. EBITDA at or in excess of the threshold amount, but less than the APIP goal amount, entitles the executive to a pro rata percentage of the goal award. EBITDA at or in excess of the goal or stretch amount entitles the executive to compensation at the goal award percentage or the stretch award percentage, as applicable. Amounts earned, if any, are generally paid during March of the following year, when our results for the prior year become available upon completion of our annual audit.

EBITDA targets are set at levels that reflect our internal, confidential business plan at the time the awards were established. The threshold target is 80% of our EBITDA goal as reflected in our business plan. The stretch target is 120% of our EBITDA goal. The EBITDA goal and stretch target are intended to be challenging but achievable. For 2006, our consolidated EBITDA exceeded the stretch goal. The award levels (as a percentage of base salary) for Messrs. Winchester, Edwards, Aldape and Cobb were 55-110%, 50-100%, 50-100%, and 50-100%, respectively. We believe that establishing specific attainable goals for management that are consistent with our business plan and that offer the executive the opportunity for meaningful additional cash compensation is the best method to incentivize management to achieve and exceed our business objectives.

The annual cash incentives awarded to the named executive officers for fiscal year 2006 performance are included in the Summary Compensation Table below. The table reflects awards for 2006 performance that were paid during March 2007.

Long-term incentives

Long-term incentives comprise a significant portion of an executive’s compensation package. Long-term incentives are intended to align the interests of our executives with our stockholders and retain the executives through the term of the awards. Long-term incentives are also consistent with our objective of providing an “at-risk” component of compensation. In establishing long-term incentive awards we endeavor to remain consistent with the Survey Data while taking into account each individual’s performance.

At times, our compensation committee has utilized both stock options and restricted stock to provide long-term incentives, each of which is discussed in more detail below. For 2006, our compensation committee utilized only stock options to provide long-term incentives. Our compensation committee approves the individual grants for each executive. Grants are generally made at the time of employment and during March of each year in accordance with procedures established by our compensation committee, which provide that awards are priced based upon the market price on the date of grant. The amounts granted vary each year and are based on management’s performance, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by our compensation committee in establishing the current year’s awards and grants but generally do not limit the size of the award that may be received, as we do not wish to create any disincentive for an executive to hold shares of our common stock.

Equity Incentive Plans

We may make awards to executives under our 2000 Long Term Incentive Plan (the “2000 Plan”) or our 2004 Long Term Incentive Plan (the “2004 Plan”). The 2000 Plan was approved by our stockholders on October 25, 2000, and the 2004 Plan was approved by our stockholders on April 8, 2004. On March 1, 2006, our stockholders approved an amendment to our 2004 Plan in conjunction with our acquisition of HWC that increased the number of shares available under it to 8,000,000. We refer to the 2000 Plan and the 2004 Plan collectively as the “Plans.”

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Plans, as of December 31, 2006, approximately 2.6 million shares were available for new grants under the Plans, and there were approximately 7.2 million shares subject to outstanding benefits under these and predecessor plans.

The Plans facilitate the issuance of future long-term incentive awards as part of our comprehensive compensation structure and are administered by a committee of non-employee directors of our board of directors, currently our compensation committee. The Plans permit the granting of awards in the form of options to purchase our common stock, shares of restricted stock, as well as shares of phantom stock that are settled in cash and cash bonuses. The grant of a cash bonus does not reduce the number of shares of common stock with respect to which awards may be granted pursuant to the Plans.

Our compensation committee from time to time designates the employees and consultants who are granted awards and the amount and type of such award. Our compensation committee has full authority to administer the Plans, including authority to interpret and construe any provision of Plans and the terms of any awards issued under it and to adopt such rules and regulations for administering the Plans as the compensation committee may deem necessary. Our compensation committee may accelerate the date on which any option granted becomes exercisable, extend the date on which any option granted ceases to be exercisable, accelerate the vesting date or issue date of a restricted stock grant, or waive any condition imposed under the Plans with respect to any share of restricted stock granted under the Plans, and accelerate the vesting date or waive any condition imposed under the Plan with respect to any share of phantom stock granted under the Plan. No person is permitted to receive in any year stock options for more than 1,000,000 shares. The 2004 Plan will expire and no awards may be made after March 25, 2014. The 2000 Plan will expire and no awards may be made after September 2, 2010. Awards outstanding under the Plans at the time of termination of the Plans will remain outstanding until they expire under the terms of the agreement governing the award, which is not longer than ten years from the date of grant.

The long-term incentive information related to the named executive officers during fiscal year 2006 is included in the Summary Compensation Table below. Additional information relating to long-term incentive awards is shown in the Grants of Plan Based Awards Table and the Outstanding Equity Awards at Fiscal Year-End Table below.

Stock Options

An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide executive management and key employees with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to vest, thus providing an incentive for an option holder to remain employed by us. Stock options link a portion of the option holder’s compensation to stockholders’ interests by providing an incentive to increase the market price of our stock.

Option grants to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in March, after our year-end results become publicly available. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our compensation committee approves the award at a meeting of the compensation committee. Generally, market value means the closing price for a share of common stock on the day of grant or, if such date is not a trading day, the last trading day preceding the day of the grant, as reported by the American Stock Exchange. With respect to employees who are not executive officers, the compensation committee may delegate its authority to make such grants to our chief executive officer by specifying the total number of shares that may be subject to grants and the circumstances under which grants may be made. All proposed stock options to new-hire employees are required to be approved by our compensation committee or chief executive officer pursuant to delegated authority. The grant date in this instance is the later date between the hire date and date of award.

The Plans provide that stock options may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). We refer to NSOs and ISOs collectively as “stock options.” The term of a stock option may not exceed 10 years. Consultants are not entitled to receive ISOs. The exercise price of any NSO granted under the Plans is not permitted to be less than 50% of the fair market value of a share of common stock on the date on which such NSO is granted or the price required by law, if higher. The exercise price of any ISO may not be less than 100% of the fair market value of a share of common stock on the date on which such ISO is granted. Although the Plans permit otherwise, as a matter of practice we grant NSO’s only at the fair market value of a share of common stock on the date of grant.

Stock options generally vest and become exercisable in annual increments after the original grant date. Our recent grants have included three year vesting periods. Different vesting periods may be utilized depending on the magnitude of the grant, the terms of the executives’ employment agreement, if any, the Survey Data and our compensation objectives. Under certain circumstances stock options may vest on an accelerated basis, such as in the event that we engage in a transaction that effects a change in the control of our company. In this event, all stock options held by the executive may automatically vest and become exercisable in accordance with the terms outlined in the stock option award agreement.

The exercise prices of the stock options granted to the named executive officers during fiscal year 2006 are shown in the Grants of Plan-Based Awards Table on page 45. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Restricted Stock Awards

During 2006, we did not grant any restricted stock awards to our named executive officers or other key employees though we have in the past ,and may in the future determine that it is necessary or useful to use these awards either separately or in conjunction with stock options. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain “vesting” dates. Prior to the restrictions thereon lapsing, the executive may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which he owns. Once the restrictions lapse with respect to shares of restricted stock, the executive owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our certificate of incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws. Despite the restrictions, each executive will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the executive owns.

Restricted stock awards to senior management are generally considered annually, in March, after our year-end results become available, and at the same time as grants to the general eligible employee population are considered.

Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value. The purpose of granting restricted stock awards is to encourage ownership, encourage retention of our executive management and to provide an incentive for business decisions that increase value to our shareholders. Recognizing that our business is subject to significant cyclical fluctuations that may cause the market value of our common stock to fluctuate, we also intended the awards to provide an incentive for executive management to remain with us throughout business cycles.

Restricted stock awards generally vest one-fourth annually after the original award date. As a consequence, the recipients do not become unconditionally entitled to retain any of the shares of restricted stock until one year following the date of grant, subject to certain exceptions related to acceleration of vesting in the event we engage in a change-in-control transaction. Under this circumstance all restricted stock awards held by the executive may automatically vest in accordance with the terms of the restricted stock award agreement. Any unvested restricted stock awards generally are forfeited if the executive terminates employment with us.

Change in Control Provisions

Upon the occurrence of a change in control, all options under the Plans vest and the restrictions on all shares of restricted stock outstanding on the date on which the change in control occurs automatically terminate. This provision is intended to ensure that executives are not unduly influenced by a potential loss of unvested awards during evaluation and negotiation of a potential strategic transaction.

For purposes of the Plans, the term “change in control” means that term as it is defined in the federal securities laws; or the occurrence of any of the following events:

•
any person becomes, after the effective date of the Plans the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934), directly or indirectly, of 20% or more of the combined voting power of our then outstanding securities; provided, that the acquisition of additional voting securities, after the effective date of the Plans, by any person who is, as of the effective date of the Plans, the beneficial owner, directly or indirectly, of 50.1% or more of the combined voting power of our then outstanding securities, will not constitute a “change in control” for purposes of the Plans;

•
a majority of individuals who are nominated by our board of directors for election to the board of directors on any date, fail to be elected to our board of directors as a direct or indirect result of any proxy fight or contested election for positions on the board of directors; or

•	the sale, lease, transfer or other disposition of all or substantially all of our assets (other than to one of our wholly owned subsidiaries).

The acquisition of our common stock by Oil States Energy Services, Inc., and its affiliates in connection with our acquisition of HWC did not constitute a change in control and therefore did not trigger vesting of awards outstanding at that time.

Retirement benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers our other executive officers. Retirement benefits to our executive officers, are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 15% or the statutorily prescribed limit of $15,000 in calendar year 2006 ($15,500 in 2007), plus up to an additional $5,000 in the form of “catch-up” contributions for participants near retirement age, and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 50% of the initial 6% contributed by an employee to the Savings Plan, subject to a 15% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

The Savings Plan provides for 14 different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The independent trustee of the Savings Plan then invests the assets of the Savings Plan as directed by participants. The Savings Plan does not provide our employees the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59.5 distributions.

We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain senior and experienced mid- to late-career executives for critical positions within our organization.

We also assumed the HWC 401(k) plan in connection with the acquisition of HWC. Mr. Cobb and Mr. Aldape were covered under the HWC 401(k) plan for 2006. The HWC Plan operates on similar terms to our Savings Plan except that employees may elect to reduce their current annual compensation up to the lesser of 50% or the statutorily prescribed limit of $15,000 in calendar year 2006 ($15,500 in 2007), plus up to an additional $5,000 in the form of “catch-up” contributions for participants near retirement age, and we match 100% of the initial 4% and 50% of the next 2% contributed by an employee to the Savings Plan, subject to the Plan prescribed limits.

Perquisites

During 2006, our chief executive officer and chief financial officer received automobile allowances for the use of their personal vehicles while on company business. Our use of perquisites as an element of compensation is limited and is largely based on historical practices and, in the case of our chief financial officer, because we require that he commute on a regular basis from his home in Louisiana to our corporate headquarters in Houston, Texas. We do not view perquisites as a significant element of our compensation structure but do believe that they can be used in conjunction with executive compensation packages to motivate and retain qualified individuals in a competitive environment. The compensation committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted. Subsequent to year end 2006, our chief executive officer agreed to terminate his automobile allowance.

Employment contracts, termination of employment and change-in-control arrangements

On October 1, 2003, we entered into an employment agreement with Jerry Winchester, which was renewed October 1, 2006. Effective March 1, 2006, we entered into an employment agreement with Gabriel Aldape, and on April 1, 2006, we entered into an employment agreement with Dewitt Edwards. The employment agreement with Mr. Aldape was negotiated in conjunction with our acquisition of HWC on March 3, 2006. Under certain circumstances, and particularly during periods when we are engaged in transactions that may significantly alter the nature and composition of our business, board of directors and stock ownership, we believe that employment agreements and change of control arrangements may be useful in allowing an executive to continue to focus his attention on our business objectives without undue regard for the consequences the attainment of those objectives may have on his individual compensation or role with our company. We do not currently have an employment agreement or any change-in-control arrangement with Mr. Cobb.

Term of Employment Agreements

The initial term of Mr. Winchester’s employment agreement was three years, with automatic extensions of two years unless either party provides written notice six months prior to expiration of the initial term or any extension. Mr. Winchester’s employment was automatically extended for an additional two years on October 1, 2006. Mr. Edwards’s employment agreement provides for an initial term of two years, with automatic extensions of two years unless either party provides written notice three months prior to expiration of the initial term or any extension. Mr. Aldape’s employment agreement provides for an initial term of one year, with automatic extensions of one year unless either party provides written notice three months prior to expiration of the initial term or any extension.

Compensation and Benefits

The salary payable to each of the named executives is the amount set forth under the heading “2006 Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by our compensation committee. Each executive is eligible to receive grants of stock options, restricted stock or other equity awards as determined in the discretion of our compensation committee from time to time. Each executive is entitled to participate in the APIP, to the extent that our compensation committee approves an APIP and subject to the targets established by our compensation committee and the award percentage established for each executive. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our medical, life, and disability insurance programs, and all other employee benefit plans which we may, from time to time, make available. Mr. Winchester’s agreement requires that we pay premiums on life insurance coverage with a benefit of not less than $1,500,000.

In conjunction with the initial execution of his employment agreement on October 1, 2003, Mr. Winchester received an option to purchase 500,000 shares of our common stock at an exercise price of $1.20 per share which vested immediately upon award on October 1, 2003. At that time Mr. Winchester also received a grant of 300,000 shares of restricted common stock, 60,000 shares of which were issued to him upon his execution of the agreement and the remainder of which were issued to him in four equal annual installments on each succeeding anniversary of the agreement. These grants were made under the 2000 and 2004 Plans. Mr. Winchester was not awarded any equity compensation during 2006. On March 1, 2007, our compensation committee approved an award to Mr. Winchester of 145,632 shares of restricted common stock under the 2004 Plan, the amount of shares approximately equal to $300,000 of value as of the date of the award. The restricted stock will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Winchester has been continuously employed by us through each such anniversary date.

In conjunction with Mr. Edwards’s execution of his employment agreement on April 1, 2006, Mr. Edwards received an option to purchase 120,000 shares of our common stock at an exercise price of $1.71 per share, vesting in three equal annual installments. Mr. Edwards also holds an option to purchase 300,000 shares of common stock at $1.13 per share, which he received in October 2005 as a consequence of the services he performed on our behalf as a consultant. This option vests as to 50% on the first anniversary of the grant date and as to 25% on each of the two succeeding anniversaries of the grant date. These grants were made under the 2004 Plan.

In conjunction with Mr. Aldape’s execution of his employment agreement, on March 2, 2006, Mr. Aldape received an option to purchase 150,000 shares of our common stock at an exercise price of $1.43 per share, vesting in three equal annual installments. This grant was made under the 2004 Plan.

Termination Provisions and Severance Payments

We may terminate each executive’s employment upon his death or disability, or for cause or without cause. Cause is defined to mean generally that the executive has engaged in gross negligence or willful misconduct in the performance of his duties; has refused to perform his duties; has materially breached his employment agreement; commits or is arrested or charged with any felony or crime involving moral turpitude which would impair his ability to perform his duties or impair our business reputation; or misappropriates any of our funds or property. Each executive may terminate his employment based on uncured material breaches of the material provisions of his employment agreement by us, a substantial and material reduction in the scope of his office, duties or responsibilities, or the assignment to him of duties or responsibilities that are materially inconsistent with his office.

Additionally, Messrs. Winchester and Aldape may each terminate employment within twelve months following a change in control of our company, which is defined to include a merger, consolidation or reorganization in which we are not the surviving entity (other than a transaction involving our wholly-owned subsidiaries); any sale, lease, exchange or other transfer of all or substantially all of our assets; our dissolution or liquidation; or the acquisition of 30% or more of our voting securities by any person or group (as contemplated in Section 13(d)(3) of the Securities Exchange Act of 1934) or a contested election in which persons who were directors prior to such election cease to constitute a majority of our board of directors.

If the employment of any of the executives is terminated by us for cause, such executive is not entitled to any further pay or benefits from us.

If the employment of any executive, with the exception of Mr. Cobb, is terminated by us without cause or if we fail to renew such employment agreement at the expiration of the initial term or any renewal term, or if such executive terminates his employment with good reason or following a change of control, such executive will be entitled to a lump sum payment equal to the initial term of his agreement (i.e., two years for Mr. Winchester, one years for Mr. Edwards and one year for Mr. Aldape) multiplied by his then current base salary; a payment equal to any bonus which he would have been eligible to receive in the year in which termination occurs, and the continuation of his participation in our health insurance plans, at our expense, for a time period per his agreement (i.e. twelve months for Mr. Winchester and Mr. Edwards and six months for Mr. Aldape) or (if earlier) the date on which he secures coverage under another plan providing comparable coverage. In addition, Mr. Winchester and Mr. Aldape each is entitled to receive a payment equal to six months of the automobile allowance provided under his employment agreement.

Had each of these executives terminated employment as set forth above as of December 31, 2006, they would have received payments totaling $662,000, $345,000 and $261,000, respectively. In the event that we were to have terminated these executives without cause on such date, each would have also been entitled to receive the full amount of his payment under the APIP plan for 2006.

Each employment agreement provides that for a period of one year after termination the executive will not, directly or indirectly, solicit or induce our employees, customers, or suppliers to terminate their relationships with us. Further, each executive agrees not to directly or indirectly employ any person who was employed by us during the two years preceding the date of termination and who possesses or is reasonably likely to possess confidential information belonging to us.

In our view, having the change of control and severance protections helps to maintain the named executive officer’s objectivity in decision-making and provides another vehicle to align the interests of our named executive officer with the interests of our stockholders.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and senior executives, including the named executive officers. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax deductibility

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to our chief executive officer and our four other highest-paid executive officers unless certain specific and detailed criteria are satisfied. We believe that it is often desirable and in our best interests to deduct compensation payable to our executive officers. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code. In this regard, we consider the anticipated tax treatment to our company and our executive officers in the review and establishment of compensation programs and payments; however, we may from time to time pay compensation to our executives that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans. Our goal is for compensation paid to our executive officers to be fully deductible under the code.

Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted,
THE COMPENSATION COMMITTEE

W. Richard Anderson
E. J. DiPaolo
Cindy B. Taylor
Robert S. Herlin, Chairman

Compensation Committee Interlocks and Insider Participation

In the period covered by this report, none of our executive officers served as a board member or member of a compensation committee or similar body for another company that had an executive officer serving as a member of our board of directors or compensation committee.

Summary Compensation Table

The Summary Compensation Table below sets forth certain summary information concerning the compensation earned by our named executive officers during the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation Earnings (2)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)($)	Total (%)($)

Jerry Winchester President and Chief Executive Officer	2006	250,000				275,000		25,135	550,135

Dewitt Edwards Executive Vice President	2006	216,250			171,323	222,000		6,668	616,151

Gabriel Aldape Chief Financial Officer	2006	137,769(3)			126,127	165,000		16,977	445,873

Don B. Cobb Executive Vice President	2006	151,439(3)			252,253	180,000		21,245(5)	604,937

________________________________________
(1)
Please see the discussion of the assumptions made in the valuation of these awards in the financial statements and footnotes to the financial statements. We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Under the SFAS No. 123(R), we recorded compensation expense in our Audited Consolidated Financial Statements for the year ended December 31, 2006 with respect to the awards included in this table. See “Note B Summary of Significant Accounting Policies" in the financial statements for further discussion of the accounting treatment for these options.

(2)	These amounts represent cash payments under the 2006 APIP.
(3)	Mr. Aldape and Mr. Cobb joined the Company on March 3, 2006, and the salary amounts represent pro rated service.
(4)	Includes car allowances, life insurance premiums and matching contributions to 401(k)plans.
(5)	Includes $9,798 Algerian payroll taxes.

Grants of Plan Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2006.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maxi-mum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (1)($ / Sh)	Grant Date Fair Value of Option Awards (2)($)
Jerry Winchester
Dewitt Edwards (3)	5/22/06		120,000			120,000	$1.71	164,538
Gabriel Aldape (4)	3/02/06		150,000			150,000	$1.43	168,169
Don B. Cobb (5)	3/02/06		300,000			300,000	$1.43	336,338

_____________________________________________________________
(1)	Represents closing market price of our common stock on the American Stock Exchange on the date of the grant.

(2)
We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Accordingly, the grant date fair value for awards made in 2006 are calculated in accordance with SFAS 123(R).

(3)
Effective May 22, 2006, Mr. Edwards received an option to purchase 120,000 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, vesting over three years, 33% on each grant anniversary date in each of 2007, 2008, and 2009..

(4)
Effective March 2, 2006, Mr. Aldape received an option to purchase 150,000 shares of common stock pursuant to the 2004 Long Term Incentive Plan vesting over two years, with 33% vesting immediately and 33% on each grant anniversary date in each of 2007 and 2008.

(5)
Effective March 2, 2006, Mr. Cobb received an option to purchase 300,000 shares of common stock pursuant to the 2004 Long Term Incentive Plan vesting over two years, with 33% vesting immediately and 33% on each grant anniversary date in each of 2007 and 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jerry Winchester (3)	500,000			1.20	10/01/13	60,000(1)	134,400(2)
	37,500			3.00	02/15/10
Dewitt Edwards	150,000	150,000(3)		1.13	10/12/11
		120,000(4)		1.71	5/22/12
Gabriel Aldape	50,000	100,000(5)		1.43	3/3/12
Don Cobb	100,000	200,000(6)		1.43	3/3/12

(1)
Effective October 1,2003, Mr. Winchester received a restricted stock award of 1,200,000 pre four to one split shares of common stock, pursuant to the 2000 Long Term Incentive Plan, with 20% vesting immediately and 20% on each grant anniversary date in each of 2004, 2005, 2006 and 2007.

(2)	Market value calculation is the number of shares times the closing market value on the last day of the year.
(3)	75,000 shares will vest on October 12,2007 and 75,000 shares will vest on October 12, 2008.
(4)	40,000 shares will vest on May 22, 2007, 40,000 shares will vest on May 22, 2008, and 40,000 shares will vest on May 22, 2009.
(5)	50,000 shares vested on March 3, 2007, and 50,000 shares will vest on March 3, 2008.
(6)	100,000 shares vested on March 3, 2007, and 100,000 shares will vest on March 3, 2008.

Option exercises and stock vested

The following table summarizes stock option exercises by our named executive officers in 2006. There were no options exercise by our named executive officers in 2006.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)($)

Jerry Winchester	60,000	134,400
Dewitt Edwards
Gabriel Aldape
Don B. Cobb
_______________________________________________
(1)	Value realized calculation is the number of shares times the closing market value on the last day of the year.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	6,435,000	$1.27	2,564,000
Equity compensation plans not approved by security holders
Total	6,435,000	$1.27	2,564,000

_______________

(1)	Represents shares under the Boots & Coots 2004 Long Term Incentive Plan, 2006 Non-Employee Director Stock Incentive Plan, 2000 Long Term Incentive Plan and Outside Directors Option Plan.

DIRECTOR COMPENSATION

2006 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2006 by our non-employee directors who served in 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Douglas Swanson(1)	—	—	—	—	—	—
Cindy Taylor(1)	—	—	—	—	—	—
K. Kirk Krist	$176,250	$30,000	—	—	—	$206,250
Richard Anderson	$52,000	$30,000	—	—	—	$82,000
Robert Herlin	$48,250	$30,000	—	—	—	$78,250
E.J. DiPaolo	$44,500	$30,000	—	—	—	$74,500
______________________

(1)	Mr. Swanson and Mrs. Taylor have declined to receive payment for service on the board during 2006.
(2)	Mr. Krist was compensated under a consulting agreement for his services as non executive chairman until July 15, 2006.

COMPENSATION OF DIRECTORS

Directors who are also employed by us do not generally receive a retainer or fees for service on the board or any committees. During 2005 and through March 31, 2006, the Chairman of the Board and directors who were not employed by us were entitled to receive a fee of $5,000 for attendance at each meeting of the board, $2,500 per committee chaired and $2,500 for each special committee meeting. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses related to the performance of their duties as directors.

On May 31, 2006, the Board of Directors approved a plan for outside directors that compensates each non-employee director with an annual retainer of $20,000, plus $30,000 of our common stock awarded annually, $5,000 for each board meeting attended and $1,000 for each special board meeting and committee meeting attended. In addition, the Chairman of the Board will receive an additional $25,000 annual fee, the Chairman of the Audit Committee will receive an additional $10,000 annual fee and the Chairman of the Compensation Committee will receive an additional $5,000 annual fee. The plan became effective as of the second quarter of 2006; however, the award of $30,000 worth of common stock was not made until following shareholder approval of the 2006 Non-Employee Director Stock Incentive Plan on September 19, 2006. Mr. Swanson and Mrs. Taylor elected not to receive compensation for their board service for 2006

Non-Employee Director Option Plan. On November 12, 1997, our board of directors adopted the Nonemployee Director Stock Option Plan (the "Directors' Plan") and our stockholders approved such plan on December 8, 1997. The Directors' Plan provides for the issuance each year of an option to purchase 3,750 shares of common stock to each member of the board of directors who is not an employee. The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the board of directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Options to purchase 48,000 shares of common stock have been granted under the Directors' Plan at an exercise price of $3.00 per share. In addition, each outside director was granted an option for 100,000 shares of common stock at fair market value on September 30, 2003 ($1.24). These options vested over a two-year period beginning on September 30, 2003. Through December 31, 2006, options covering an aggregate of 454,750 shares of common stock have been granted under the Non-Employee Director Option Plan and there were 415,000 shares underlying options outstanding under the plan. In 2006 stcokholders approved the 2006 Non-Employee Director Stock Incentive Plan which amends and restates the plan to permit the issuance of restricted stock as a component of the compensation for outside directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2007, information regarding the ownership of our common stock owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of common stock; (ii) each or our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Oil States Energy Services, Inc. 333 Clay Street, Suite 4620 Houston, Texas 77002	26,462,137 (2)	44.5%

Officers and Directors:
Douglas E. Swanson	--	*
Jerry L. Winchester	923,132 (3)	1.5%
W. Richard Anderson	176,912 (4)	*
E. J. DiPaolo	134,109 (5)	*
Robert S. Herlin	134,109 (5)	*
K. Kirk Krist	321,609 (6)	*
Cindy B. Taylor	--	*
Robert G. Croyle	13,216 (7)	*
Gabriel Aldape	100,000 (8)	*
Dewitt H. Edwards	190,000 (9)	*
Don B. Cobb	247,500 (10)	*
All executive officers and directors as a group (eleven people)	2,240,587 (11)	3.7%

________________
*	less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 7908 N. Sam Houston Parkway W., Suite 500, Houston, Texas 77064. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)	Oil States Energy Services Inc. is a wholly owned subsidiary of Oil States International, Inc., which may be deemed to have shared voting and investment power over such shares.
(3)	Includes options to purchase 537,500 shares of common stock exercisable within 60 days and 145,632 shares of restricted stock.
(4)	Includes options to purchase 141,250 shares of common stock exercisable within 60 days and of 30,359 shares of restricted stock.
(5)	Consists of options to purchase 103,750 shares of common stock exercisable within 60 days and of 30,359 shares of restricted stock.
(6)	Consists of options to purchase 291,250 shares of common stock exercisable within 60 days and of 30,359 shares of restricted stock.
(7)	Consists of 13,216 shares of restricted common stock.
(8)	Consists of options to purchase 100,000 shares of common stock exercisable within 60 days.
(9)	Consists of options to purchase 190,000 shares of common stock exercisable within 60 days.
(10)	Consists of options to purchase 200,000 shares of common stock exercisable within 60 days.
(11)	Consists of options to purchase 1,627,500 shares of common stock exercisable within 60 days and 134,652 shares of restricted common stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the American Stock Exchange. Based upon a review of the Forms 3, 4, and 5 presented to it, the company believes that all reports were filed on a timely basis except as follows:

Mr. Aldape was late filing a Form 3 upon joining us on March 3, 2006 as Chief Financial Officer and in reporting the grant in connection with his employment of an option to purchase 150,000 shares of common stock pursuant to our 2004 Long Term Incentive Plan. The Form 3 was filed on July 17, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the HWC acquisition, we issued a $15 million unsecured subordinated debt to Oil States Energy Services, Inc., adjusted to $21.2 million after a $6.2 million working capital adjustment. The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.

Item 14. Principal Accounting Fees and Services.

During 2006 and 2005, we incurred the following fees for services performed by UHY LLP (“UHY”):

Fee Type	2006	2005
Audit Fees	$351,000	$190,000
Audit Related fees	32,000	46,000
Tax Fees	—	—
Other Fees	149,000	16,000
Total Fees	$532,000	$252,000

AUDIT FEES

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2006 and 2005.

Audit Related Fees - Audit-related fees include professional services rendered by UHY for audits of our employee benefit plans.

Tax Fees - We use an independent consultant other than UHY to perform all tax related consulting work.

All Other Fees -Other fees paid to UHY during 2006 and 2005 were related to the acquisition of HWC, including the acquisition audit of HWC for the year ended December 31, 2005 that was performed in 2006 and fees for various registration statements during 2006.

Pre Approval Policies and Procedures - The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants. All of the services described above provided by UHY to us were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees - The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through December 31, 2006, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The Selection of Auditors - The Board of Directors appointed UHY as principal independent accountants to audit the financial statements of us for the years ending December 31, 2006, 2005, and 2004. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in us. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with us in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   1.     Consolidated financial statements for the three years in the period ended December 31, 2006, included after signature page.

2.	Financial statement schedules included in consolidated financial statements.

3.	Exhibit Index

(a)	Exhibits

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)

Exhibit No.		Document
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
4.11	—
Registration Rights Agreement dated March 3, 2006 between Boots & Coots International Well Control, Inc. and HWC Energy Services, Inc. (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)

10.01	—	1997 Incentive Stock Plan (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.)
10.02	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.03	—	Halliburton Center Sublease (Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.)
10.04	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.05	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.)
10.06	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.07	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.08	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.09	—
Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.10 of Form 8-K filed March 9, 2006.)

10.10	―
Transaction Agreement by and among Boots & Coots International Well Control, Inc., HWC Acquisition, LLC, HWC Merger Corporation, Hydraulic Well Control, LLC and HWC Energy Services, Inc. dated as of November 21, 2005 (Incorporated herein by reference to exhibit 2.1 to the Current Report on Form 8-K filed March 9, 2006.)

10.11	―	Subordinated Note Agreement with HWC Energy Services dated March 3, 2006 (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)
10.12	―	Executive Employment Agreement of Gabriel Aldape (Incorporated herein by reference to exhibit 10.1 on Form 10-Q filed August 14, 2006.)
10.13	―	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.14	―	2004 Long Term Incentive Plan 2,000,000 Share Registration (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)
10.15	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).

Exhibit No.		Document
10.16		Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)
*10.17	—	Amendment 1 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association.
*10.18	—	Amendment 2 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association.
*10.19	—	Amendment 3 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association.
*21.01	—	List of subsidiaries of the company.
*23.1	―	Consent of UHY LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Gabriel Aldape
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Gabriel Aldape

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL
CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ DOUGLAS E. SWANSON	Chairman of the Board of Directors	March 23, 2007
Douglas E. Swanson

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 23, 2007
Jerry Winchester

By: /s/ GABRIEL ALDAPE	Chief Financial Officer	March 23, 2007
Gabriel Aldape

By: /s/ ROBERT HERLIN	Director	March 23, 2007
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO	Director	March 23, 2007
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 23, 2007
W. Richard Anderson

By: /s/ K. KIRK KRIST	Director	March 23, 2007
K. Kirk Krist

By: /s/ CINDY B. TAYLOR	Director	March 23, 2007
Cindy B. Taylor

By: /s/ ROBERT G. CROYLE	Director	March 23, 2007
Robert G. Croyle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Boots & Coots International Well Control, Inc.

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share based compensation.

/s/ UHY LLP

Houston, Texas
March 23, 2007

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS

	December 31, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$5,033	$2,564
Restricted cash	303	30
Receivables — net of allowance for doubtful accounts of $356 and $345 at December 31, 2006 and 2005	41,319	6,142
Inventory	965	—
Prepaid expenses and other current assets	4,727	1,862
Total current assets	52,347	10,598
PROPERTY AND EQUIPMENT, net	43,790	2,462
GOODWILL	4,393	—
OTHER ASSETS	487	1,707
Total assets	$101,017	$14,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$2,250
Current portion of accrued interest	—	259
Accounts payable	7,475	376
Foreign income tax payable	5,020	585
Accrued liabilities	12,400	3,563
Total current liabilities	26,835	7,033

LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities……	29,492	3,600
ACCRUED INTEREST, net of current portion	—	339
DEFERRED TAXES	4,520	—
OTHER LIABILITIES	1,748	—

Total liabilities	62,595	10,972

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 and 53,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 59,186,000 and 29,594,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	1	—
Additional paid-in capital	94,479	71,859
Deferred Compensation	—	(225)
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(54,824)	(66,605)
Total stockholders' equity	38,422	3,795
Total liabilities and stockholders' equity	$101,017	$14,767

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share and share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

REVENUES	$97,030	$29,537	$24,175

COST OF REVENUES, excluding depreciation and amortization	52,281	14,488	11,929

Gross Margin	44,749	15,049	12,246

OPERATING EXPENSES	15,597	7,098	6,921
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,118	2,674	3,370
FOREIGN CURRENCY TRANSLATION	259	—	—
DEPRECIATION AND AMORTIZATION	4,883	714	889
	24,857	10,486	11,180

OPERATING INCOME	19,892	4,563	1,066

INTEREST EXPENSE & OTHER, NET	2,860	655	864

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,032	3,908	202

INCOME TAX EXPENSE	5,867	1,129	492

INCOME (LOSS) FROM CONTINUING OPERATIONS	$11,165	$2,779	$(290)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	42

NET INCOME (LOSS)	$11,165	$2,779	$(248)

STOCK AND WARRANT ACCRETIONS	—	—	(13)
PREFERRED DIVIDEND REQUIREMENTS	616	(874)	(735)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,781	$1,905	$(996)

BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.22	$0.06	$(0.04)
Discontinued operations	$—	$—	$—
Net income (loss)	$0.22	$0.06	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	53,772,000	29,507,000	28,142,000

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.21	$0.06	$(0.04)
Discontinued operations	$—	$—	$—
Net income (loss)	$0.21	$0.06	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	55,036,000	31,374,000	28,142,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004
(in Thousands)

							Accumulated		Total
	Preferred Stock		CommonStock		Additional Paid in	Accumulated	Other Comprehensive	Deferred	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES at December 31, 2003	53	$—	27,300	$—	$68,603	$(67,514)	$(439)	$(270)	$380
Common stock options issued for services	—	—	—	—	72	—	—	—	72
Common stock issued for debt refinancing	—	—	1,250	—	1,088	—	—	—	1,088
Common stock issued for services	—	—	250	—	237	—	—	—	237
Restricted common stock issued	—	—	60	—	—	—	—	—	—
Preferred stock conversion to common stock	—	—	579	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	735	(735)	—	—	—
Warrant discount accretion	—	—	—	—	13	(13)	—	—	—
Deferred compensation	—	—	—	—	140	—	—	(140)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	85	85
Net loss	—	—	—	—	—	(248)	—	—	(248)
Foreign currency translation loss	—	—	—	—	—	—	(434)	—	(434)
Comprehensive loss	—	—	—	—	—	—	—	—	(682)
BALANCES at December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Common stock options exercised	—	—	35	—	23	—	—	—	23
Restricted common stock issued	—	—	120	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	874	(874)	—	—	—
Stock Options and restricted stock grant expense	—	—	—	—	74	—	—	—	74
Amortization of deferred compensation	—	—	—	—	—	—	—	100	100
Net income	—	—	—	—	—	2,779	—	—	2,779
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	2,418
BALANCES at December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795
Common stock options exercised	—	—	836	—	639	—	—	—	639
Warrants exercised	—	—	64	—	—	—	—	—	—
Restricted common stock issued	—	—	129	—	120	—	—	—	120
Common stock issued for services	—	—	15	—	21	—	—	—	21
Common stock issued for acquisition ofbusiness	—	—	26,462	1	26,461	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—
Reversal of deferred compensation with adoptionof SFAS 123(R)	—	—	—	—	(225)	—	—	225	—
Stock based compensation	—	—	150	—	1,519	—	—	—	1,519
Redemption of preferred stock and conversion ofpreferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	(5,299)
Net income	—	—	—	—	—	11,165	—	—	11,165
BALANCES at December 31, 2006	$—	$—	59,186	$1	$94,479	$(54,824)	$(1,234)	$—	$38,422

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,165	$2,779	$(248)
Adjustments to reconcile net income (loss) to net cash provided operating activities
Depreciation and amortization	4,883	714	889
Deferred tax provision (credit)	(590)	98	—
Stock based compensation	1,519	—	—
Bad debt expense (recovery)	(230)	(144)	108
Troubled debt restructuring interest accrual	(598)	—	—
Amortization of deferred loan cost	809	202	75
Other non-cash charges	143	174	85
Gain on sale of assets	(516)	(14)	(9)
Equity issued for services and settlements	—	—	309
Changes in operating assets and liabilities:
Receivables	(20,842)	4,342	2,787
Inventory	(128)	—	—
Prepaid expenses and current assets	(2,782)	(42)	(308)
Other assets	412	(368)	(789)
Accounts payable and accrued liabilities	11,155	(5,077)	1,712
Change in net operating assets of discontinued operations	—	—	(206)
Net cash provided by operating activities	4,400	2,664	4,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with acquisition	4,366	—	—
Property and equipment additions	(6,882)	(306)	(491)
Proceeds from sale of property and equipment	829	16	40
Net cash used in investing activities	(1,687)	(290)	(451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	(750)	—	—
Payment of subordinated debt	(5,100)	(900)	(3,635)
Payments of term loan	(1,351)	—	—
Revolving credit borrowings	1,917	—	—
Proceeds from term loan	9,700	—	—
Redemption of preferred stock	(5,299)	—	—
Common stock options exercised	639	23	—
Net cash used in financing activities	(244)	(877)	(3,635)
Impact of foreign currency on cash	—	(361)	(434)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,469	1,136	(115)
CASH AND CASH EQUIVALENTS, beginning of year	2,564	1,428	1,543
CASH AND CASH EQUIVALENTS, end of year	$5,033	$2,564	$1,428
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,874	$593	$1,421
Cash paid for income taxes	4,593	170	1,379
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and warrant accretions	—	—	13
Deferred Compensation	—	—	140
Preferred stock dividends accrued (reversed)	(616)	874	735
Common stock issued for debt modification	—	—	1,088
Common stock issued for acquisition of business	26,462	—	—
Conversion of preferred stock	1,936	—	—
Long-term notes issued for acquisition of business	21,166	—	—

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

In the past, during periods of low critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses. To mitigate these consequences, we began to actively expand our non-event service capabilities, with particular focus on well intervention services. Well intervention services include engineering activities, well plan reviews, site audits, and rig inspections. More specifically, we developed the WELLSURE® program, which is now providing more predictable and increasing service fee income, and began marketing our SafeGuard program, which provides a full range of prevention services domestically and internationally.

B.    Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of us and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - We consider all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2006, restricted cash totaled $303,000 and relates to letters of credit.

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

Impairment of Long Lived Assets - In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Based on the Company’s review, no such impairment indicators exist for the periods presented.

Goodwill - In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized, but is being reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value may have occurred. Goodwill is entirely associated with the March 2006 acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. and is further described in Note E. The goodwill has been assigned to the Well Intervention segment which is deemed the reporting unit for this review. Fair value of the reporting unit is determined based on internal management estimates using a combination of discounted cash flows and market comparable companies. We perform the annual review for possible impairment in the fourth calendar quarter of each year.  No goodwill impairment was recognized based on the evaluations performed.

Foreign currency—Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see “Note E—Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela. The accounts of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, foreign currency is translated to U.S. dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses, as well as translation gains and losses, are reported in income and expenses. These currency gains or losses are reported as other operating expenses. Monetary balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date for assets and liabilities, and for non-monetary items, the accounts are translated at the historical exchange rate in effect when acquired. Revenues and expenses are translated at the average exchange rate for the period.

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

Earnings Per Share - Basic and diluted income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. Diluted income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The weighted average number of shares used to compute basic and diluted earnings per share for the three years ended December 31, 2006, 2005 and 2004 is illustrated below:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Numerator:
For basic and diluted earnings per share:
Net income (loss) attributable to common stockholders	$11,781	$1,905	$(996)
Denominator:
For basic earnings per share- Weighted-average shares	53,772	29,507	28,142
Effect of dilutive securities:
Convertible Preferred stock	—	—	—
Stock options and warrants	1,264	1,867	—
Denominator:
For diluted earnings per share - Weighted-average shares	55,036	31,374	28,142

For the year ended December 31, 2004 we incurred a net loss attributable to common stockholders. As a result, the potential dilutive effect of stock options, stock warrants and convertible securities was not included in the calculation of diluted earnings per share because to do so would have been antidilutive for 2004.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share. Assuming that the exercises and conversions are made at the lowest price provided under the terms of their agreements, the maximum number of potentially dilutive securities at December 31, 2006, 2005 and 2004 would include: (1) 6,435,200, 5,814,690 and 5,202,440 common shares respectively, issuable upon exercise of stock options, (2) 713,245, 2,582,033 and 3,067,355, common shares respectively, issuable upon exercise of stock purchase warrants, (3) 60,000, 270,000 and 330,000 shares of stock to be issued as compensation over a four year vesting period as earned, (4) zero, 98,067 and 88,867 common shares, respectively, issuable upon conversion of convertible preferred stock. The actual numbers may be substantially less depending on the market price of our common stock at the time of conversion.

Share-based compensation - We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options, based on estimated grant date fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The balance previously reflected as deferred compensation was eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The effect on our net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the year ended December 31, 2006 is illustrated below:

	Year Ended December 31, 2006 (amounts in thousands, except per share data)
	Net Earnings Before Application of SFAS No. 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
Income before income taxes	$18,320	$1,288	$17,032
Provision for income taxes	5,867	—	5,867
Preferred dividends	(616)	—	(616)
Net income attributable to common stockholders	13,069	1,288	11,781
Earnings per share:
Basic	0.24	0.02	0.22
Diluted	0.23	0.02	0.21

The pro forma effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provision of SFAS No. 123R, to stock-based employee compensation for the year ended December 31, 2005 is illustrated below:

	Year ended December 31, 2005	Year ended December 31, 2004
Net income (loss) attributable to common stockholders as reported	$1,905	$(996)
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(929)	(382)
Pro forma net (loss) attributable to common stockholders	$976	$(1,378)
Basic net income (loss) per share:
As reported	$0.06	$(0.04)
Pro forma	$0.03	$(0.05)
Diluted net income (loss) per share:
As reported	$0.06	$(0.04)
Pro forma	$0.03	$(0.05)

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following weighted average assumptions were applied in determining the fair values of option grants:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.64%	3.6%	3.4%
Expected dividend yield	―	―	―
Expected option life	6.3 yrs	3.0 yrs	3.0 yrs
Expected volatility	96.8%	79.3%	62.4%
Weighted average fair value of options granted at market value	$1.19	$0.56	$0.33
Forfeiture rate	3.04%	0.0%	0.0%

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term nature of those instruments. We use available market rates to estimate the fair value of debt.

Use of Estimates - The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, the valuation allowance for deferred tax assets and assumptions used in share based compensation valuation models.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

C.    Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ FIN48”), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

D.	Detail of Certain Balance Sheet Accounts:

	December 31,
	2006	2005
Accounts receivable, net:
Trade	$27,301	$4,676
Unbilled Revenue	13,656	1,772
Other	718	39
Allowance for doubtful accounts	(356)	(345)
	$41,319	$6,142

	December 31,
	2006	2005
Property and equipment, net:
Land	$571	$136
Leasehold	2,895	734
Equipment	35,840	114
Firefighting equipment	5,841	6,115
Furniture, fixtures and office	1,316	970
Computer systems	568	568
Vehicles	1,308	612
Construction in progress	5,995	−

Total property and equipment	54,334	9,249
Less: Accumulated depreciation	(10,544)	(6,787)
	$43,790	$2,462

Depreciation expense was $4,883,000, $714,000 and $889,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,
	2006	2005
Prepaid expenses and other assets:
Prepaid taxes	$1,509	$203
Prepaid insurance	1,794	546
Other prepaid expenses and current assets	1,424	1,113
	$4,727	$1,862

	December 31,
	2006	2005
Accrued liabilities:
Accrued compensation and benefits	$4,914	$860
Accrued insurance	1,046	-
Accrued taxes, other than foreign income tax	2,617	706
Other accrued liabilities	3,823	1,997
	$12,400	$3,563

E.	Business Combination

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

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC were recorded at the date of acquisition at their respective fair values. In connection with the acquisition, we engaged a valuation firm to assist in the determination of the fair value of certain assets and liabilities of HWC. The purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.4 million. The total purchase price, including direct acquisition costs of $1.4 million less cash acquired of $4.4 million, was $44.7 million. The total purchase price decreased by $0.4 million in the quarter ended June 30, 2006 due to the settlement of the working capital adjustment, pursuant to the purchase agreement. The operating results of HWC are included in the condensed consolidated financial statements subsequent to the March 1, 2006 effective date.
The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows:

Current assets (excluding cash)	$15,298
Property and equipment	$39,645
Goodwill	$4,393
Total assets acquired	$59,336

Current liabilities	$9,572
Deferred taxes	$5,110
Total liabilities assumed	$14,682

Net assets acquired	$44,654

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

	Year Ended December 31,
	2006	2005
	(unaudited)
Revenue	$105,571	$69,654
Operating Income	$21.556	$10,354
Net Income	$12,097	$3,925
Basic Earnings Per Share	$0.21	$0.07
Diluted Earnings Per Share	$0.20	$0.07

Basic Shares Outstanding	58,569	58,505
Diluted Shares Outstanding	59,833	60,372

F.	Long-Term Debt and Notes Payable:

Long-term debt and notes payable consisted of the following:

	December 31,
	2006	2005

U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $7.9 million and an average interest rate of 8.1% for the year ended December 31, 2006	$1,917	$	−
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an average interest rate of 8.6% for the year ended December 31, 2006	8,349		−
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166		−
Senior secured debt with Specialty Finance Fund I, LLC, which was acquired by San Juan Investments with a fixed interest rate of 7%	-		750
Subordinated unsecured notes payable with Prudential with a fixed interest rate of 12%	−		5,100
Total debt	31,432		5,850
Less: current maturities	(1,940)		(2,250)
Total long-term debt	$29,492		$3,600

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

On August 13, 2004, we restructured our subordinated facility with Prudential. The principal balance of $9,635,000 would have been due on December 30, 2005. Under the amended terms, we paid principal of $2,000,000 on August 13, 2004 plus accrued interest of $28,667. We were also required to pay down approximately $1,635,000 of principal on December 15, 2004. The December 31, 2005 remaining balance of $5,100,000 was to be paid in equal quarterly installments over the next four years with a final maturity of December 31, 2009. This restructuring also extended the amortization period of the remaining troubled debt restructuring related credit over the life of the restructured facility. In connection with our amended loan agreement, Prudential also exchanged its remaining 582 shares of our Series E preferred stock for 55,429 shares of our common stock and surrendered its warrants to purchase 2,418,000 shares of common stock, and we issued Prudential 1,250,000 shares of our common stock valued at $1,088,000 as well as 524,206 shares of common stock to pay accrued and unpaid dividends owed on Series E and Series G preferred stock.

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million. The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011. The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter. We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses. The loan balance outstanding on December 31, 2006 was $8.3 million on the term credit facility and $1.9 million on the revolving credit facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA. The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at December 31, 2006 was 8.25% and 8.75%, respectively. Interest is accrued and payable monthly for both agreements. Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000, and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at December 31, 2006 and through the date of this report.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc. in connection with the HWC acquisition has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired. The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010. Interest is accrued monthly and payable quarterly.

G.	Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	11,487	3,171	(1,302)
Foreign	5,545	737	1,504
	$17,032	$3,908	$202

The provision (benefit) for income taxes shown in the consolidated statements of operations is made up of current and deferred taxes as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current
Domestic	$1,533	$—	$—
State	412	—	—
Foreign	4,512	1,031	492
Deferred
Domestic	(590)	98	—
Foreign	—	—	—
	$5,867	$1,129	$492

The provision (benefit) for income taxes differs from the amount that would be computed if the income (loss) from continuing operations before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income tax provision at statutory rates	$5,961	$1,328	$69
State tax expense, net of federal benefits	267	—	—
Net change in foreign tax rates	(446)	—	—
Return to provision adjustment	1,559	—	—
Foreign income tax rate differential	(806)	80	103
Adjustment to net operating loss from continuing operations	—	(978)	—
Nondeductible expenses	950	28	29
Change in valuation allowance	(1,618)	671	291
Net income tax provision	$5,867	$1,129	$492

As of December 31, 2006, 2005 and 2004, we had net domestic operating loss carry forwards of approximately $37,685,000, $43,308,000 and $41,351,000, respectively, expiring in various amounts beginning in 2011 and ending in 2026. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year.

The Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The revised provisions of SFAS No. 123(R) were effective January 1, 2006. For companies that have NOL carryforwards, SFAS No. 123R affects the manner in which stock-based compensation tax deductions are treated for financial reporting purposes. We may claim stock-based compensation deductions in our federal corporate income tax returns in an amount equal to the related income that is included in our employees’ reported federal taxable income subject to any other applicable limitations. Under SFAS No. 123R, tax benefits generated in 2006 and subsequent reporting periods related to the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes, may not be recorded to additional paid-in-capital (“APIC”) for financial reporting purposes until the stock-based compensation deductions actually reduce our cash income tax liability. Any tax benefits attributable to these deductions will not be recorded to APIC for financial reporting purposes until such time as all existing and future NOL carryforwards have been fully utilized. As a result of the provisions of SFAS No. 123R, at December 31, 2006, we have excluded $891,400 of stock-based compensation deductions from our NOL carryforwards for financial reporting purposes

In addition, prior to the effective date of SFAS No. 123R, the Company was permitted to record the tax benefit associated with the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes in its financial statement NOL, subject to SFAS No. 109’s realization criteria. Accordingly, the tax return reporting and financial statement NOL carryforward amounts described above include excess tax benefits recognized in 2005 and prior years related to the exercise of non-qualified employee stock options and vested stock awards. The full amount of the related tax benefits have been offset through our deferred tax asset valuation allowance. The associated excess tax benefits will be charged to equity upon the reversal of the associated valuation allowances in future periods.

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for the net deferred tax assets since management believes it is more likely than not that these assets will not be realized.

Due to the acquisition of HWC, there was a change in control of the Company pursuant to IRC section 382. Under these rules the Company will be limited in the future use of its preacquisition NOL.

The temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2006		2005
	(in thousands)
Deferred tax assets
Net operating loss carry forward		$12,878	$14,630
Depreciation		—	389
Allowance for doubtful accounts		124	117
Merger and acquisition costs		—	—
Share based compensation		461	—
Accruals		40	27
Foreign tax credit		2,176	1,957
Alternative minimum tax credit		98	118
Total gross deferred tax assets		$15,777	$17,238

Deferred tax liabilities
Depreciation		59	—
Merger and acquisition costs		98	—
Property and equipment, purchase accounting		4,520	—
Total gross deferred tax liabilities		4,677	—

Net deferred tax assets		11,100	17,238
Valuation allowance		$(15,620)	$(17,238)
Net deferred income tax asset(liability)	$	(4,520)	$—

The Company has not provided deferred taxes on the unremitted earnings of its foreign subsidiaries as it considers these amounts to be permanently reinvested. The FASB adopted FIN 48 “Accounting for Uncertainty in Income Taxes” effective for years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48, if any, on the financial statements for the fiscal year beginning 2007.

H.	Stockholders’ Equity

Common and Preferred Stock

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

On April 15, 1999, we completed the sale of 50,000 shares of $.00001 par value per share with a face value of $100 of Series A Cumulative Senior Preferred Stock ("Series A Stock") to Halliburton Energy Services, Inc. ("Halliburton"), a wholly-owned subsidiary of Halliburton Company. The Series A Stock had a dividend requirement of 6.25% per annum payable quarterly until the fifth anniversary at the date of issuance, whereupon the dividend requirement increased to the greater of prime plus 6.25% or 14% per annum, which was subject to adjustment for stock splits, stock dividends and certain other events. At December 31, 2005 there were 50,000 shares of our Series A preferred stock issued and outstanding. This preferred stock was paid in full in connection with closing the HWC acquisition.

On April 28, 2000, we adopted the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, which designates this issue to consist of 100,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable semi-annually at the election of us in additional shares of our Series B Preferred Stock in lieu of cash; have voting rights equivalent to 100 votes per share; and, may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate. Since year ended December 31, 2005 there have been no shares of series B preferred stock issued and outstanding.

On May 30, 2000 we adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable quarterly at the election of us in additional shares of our Series C Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of common stock into which preferred shares are convertible, and may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate. After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash. At December 31, 2005 there were 2,943, shares of series C preferred stock issued and outstanding. This preferred stock was paid in full in connection with closing the HWC acquisition.

On December 29, 2000, we adopted the Certificate of Designation of Rights and Preferences of Series H Cumulative Convertible Preferred Stock (“Series H Preferred Stock”) that designates this issue to consist of 89,117 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum compounded, payable semi-annually at the election of the us in additional shares of our Series H Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of common stock into which preferred shares are convertible, and may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate. Since year ended December 31, 2005 there have been no shares of series H preferred stock outstanding.

For the years ended December 31, 2006, 2005 and 2004, we accrued $(616,000), $874,000 and $735,000, respectively, for dividends relating to all series of preferred stock. All 5,000,000 shares of the authorized Preferred stock are available for any future issue in any class of preferred stock.

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

A summary of warrants outstanding as of December 31, 2006 is as follows:

Expiration Date	Exercise Price Per Share	Number of Shares

04/25/2007	1.44	32,462
06/30/2007	1.44	43,283
07/18/2008	1.40	37,500
10/03/2008	0.88	600,000
		713,245

In connection with closing of the HWC acquisition, 1,464,213 warrants priced at $2.35 were eliminated.

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2006 follows:

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2006, stock options covering an aggregate of 368,750 shares of common stock have been made under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant. These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of ranging from $1.72 to $3.00 per share. As of December 31, 2006, there were 6,725 stock options outstanding under the plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2006, grants of stock options covering an aggregate of 454,750 shares of common stock have been made under the 1997 Outside Directors’ Option Plan. At December 31, 2006, there were 415,000 stock options outstanding under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us. The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 783,125 shares of common stock have been made under the 2000 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period. At December 31, 2006, there were 595,850 stock options outstanding under the plan.

In April 2000, we voided stock options covering an aggregate of 752,000 shares of common stock by agreement with the option holders with the understanding that the stock options would be repriced and reissued. During the third quarter of 2000, options covering an aggregate of 710,250 shares of common stock were reissued at an exercise price of $3.00. No compensation expense was required to be recorded at the date of issue. However, the reissuance of these options was accounted for as a variable plan, and we were subject to recording compensation expense if our stock price rose above $3.00. In April 2001, Messrs. Ramming, Winchester and Edwards agreed to voluntarily surrender 522,000 of these options at the request of the Compensation Committee of the Board, because of the potential variable plan accounting associated with these options. In October 2001 these individuals received fully vested options to purchase 522,000 shares at an exercise price of $2.20 per share. As of December 31, 2006, options to purchase 58,350 shares pursuant to the reissuance in the third quarter of 2000 remain subject to variable plan accounting.

On October 1, 2003 we granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with our Chief Executive Officer. We also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately. This resulted in a compensation expense of $72,000 in 2006, 2005 and 2004

On July 15, 2004 we granted 400,000 options at market price on that day, of which 250,000 vested immediately and the remaining 150,000 vested over a two year period, as a result of the new contract agreement with our Chairman of the Board. We also granted 300,000 shares of restricted stock at no cost with 150,000 shares vesting on August 13, 2004 and the remainder to be vested over a four year period conditioned upon continued consulting at the time of each vesting. This resulted in a compensation expense of $102,000, $58,000 and $81,000 in 2006, 2005 and 2004, respectively.

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us. The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of the date hereof, stock option grants covering an aggregate of 5,812,000 shares of common stock have been made under the 2004 Long-Term Incentive Plan. Such options vest ratably over a five-year period from the date of grant. Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period. At December 31, 2006, there were 5,165,750 stock options outstanding under the plan. An additional 2,000,000 of our stock options were authorized by the Board of Directors and approved by a majority vote of the stockholders on March 1, 2006. In connection with the acquisition of HWC on March 3, 2006, an additional 895,000 of our stock options, priced at $1.50 per option were approved to be issued to employees of HWC.

Stock option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding December 31, 2003	823	$1.96
Granted	4,434	0.75
Exercised	—	—
Cancelled	(55)	3.84
Outstanding December 31, 2004	5,202	$0.90
Granted	873	1.10
Exercised	(35)	0.67
Cancelled	(225)	1.34
Outstanding December 31, 2005	5,815	$1.02
Granted	1,630	1.57
Exercised	(836)	0.77
Cancelled	(174)	1.01
Outstanding December 31, 2006	6,435	$1.09

Summary information about our stock options outstanding at December 31, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006 (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2006 (in thousands)	Weighted Average Exercise Price
$0.67	2,811	3.84	$0.67	1,987	$0.67
$0.92	15	3.38	$0.92	15	$0.92
$0.93	150	2.64	$0.93	150	$0.93
$1.04	100	4.52	$1.04	50	$1.04
$1.08	50	5.01	$1.08	—	$1.08
$1.11	50	4.79	$1.11	25	$1.11
$1.13	300	4.78	$1.13	150	$1.13
$1.20	500	6.76	$1.20	500	$1.20
$1.24	400	1.75	$1.24	400	$1.24
$1.26	300	4.67	$1.26	99	$1.26
$1.43	450	5.17	$1.43	150	$1.43
$1.45	445	5.18	$1.45	—	$1.45
$1.60	150	5.75	$1.60	—	$1.60
$1.63	100	5.49	$1.63	—	$1.63
$1.71	120	5.39	$1.71	—	$1.71
$1.72	2.42		$1.72	2	$1.72
$1.94	315	5.95	$1.94	—	$1.94
$3.00	177	2.77	$3.00	177	$3.00
$0.67-$3.00	6,435	4.35	$1.09	3,705	$1.00

I.	Employee Benefit Plans

401(k) Plan:

We sponsor a 40l (k) Plan adopted in 2000 for eligible employees having six months of service and being at least twenty-one years of age. Employees can make elective contributions of 1% to 15% of compensation, as defined. Employees over fifty years old may contribute an additional $4,000 and $5,000 in 2005 and 2006, respectively. During the years ended December 31, 2006, 2005 and 2004, we contributed approximately $401,000, $88,000 and $72,000, respectively, under the Plan.

J.	Commitments and Contingencies

Leases

We lease vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

At December 31, 2006, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(in thousands)
2007	$470
2008	377
2009	383
2010	380
2011	388
Thereafter	2,176
$4,174

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $418,000, $32,000 and $50,000, respectively.

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

K.	Business Segment Information, Revenues from Major Customers and Concentration of Credit Risk

Segments:

Our current business segments are Well Intervention and Response. Intercompany transfers between segments were not material. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro-rata allocation of remaining non segment specific expenses are assigned to segments based upon relative revenues.  Selling, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Special Services and Abasco are presented as discontinued operations in the condensed consolidated financial statements and are therefore excluded from the segment information for all periods presented.

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. This segment includes services performed by hydraulic workover/snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling workover, well completions and plugging and abandonment services. This segment also includes services that are designated to reduce the number and severity of critical well events offered through our SafeGuard and WELLSURE® risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety. Information concerning operations in our two different business segments for the years ended December 31, 2006, 2005 and 2004 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Information concerning operations in the two business segments for the years ended December 31, 2006, 2005 and 2004 is presented below. General and corporate are included in the calculation of identifiable assets and are included in the Well Intervention and Response segments.

	Well Intervention	Response	Consolidated
Year Ended December 31, 2006
Net operating revenues	$76,653	$20,377	$97,030
Operating income	11,835	8,057	19,892
Identifiable operating assets	89,334	11,683	101,017
Capital expenditures	6,279	603	6,882
Depreciation and amortization	4,637	246	4,883
Interest expense	2,398	638	3,036

Year Ended December 31, 2005
Net operating revenues	$13,860	$15,677	$29,537
Operating income	2,538	2,025	4,563
Identifiable operating assets	6,929	7,838	14,767
Capital expenditures	—	306	306
Depreciation and amortization	310	404	714
Interest expense	274	310	584

Year Ended December 31, 2004
Net operating revenues	$8,050	$16,125	$24,175
Operating income (loss)	(225)	1,291	1,066
Identifiable operating assets	6,125	12,268	18,393
Capital expenditures	—	491	491
Depreciation and amortization	261	628	889
Interest expense	148	295	443

Revenue from major customers and concentration of credit risk:

During the years presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31,
	2006	2005	2004
Customer A	—	45%	36%
Customer B	14%	12%	—
Customer C	19%	11%	21%

Our revenues are generated geographically as follows:

	Year Ended December 31,
	2006	2005	2004
United States	26%	19%	35%
Foreign	74%	81%	65%

The nature of our revenue stream is cyclical from year to year such that this history of geographic split does not represent any trend, but is more related to where the response related events occur during any one year. Of the 2006 Foreign revenues presented above, 24% and 21% were generated from Algeria and Venezuela, respectively. Of the 2005 Foreign revenues presented above, 41% and 12% were generated from Iraq and Venezuela, respectively. Of the 2004 Foreign revenues presented above, 32% and 28% were generated from Iraq and Venezuela, respectively.

Accounts Receivable:

Three of our customers at December 31, 2006 accounted for 71% of outstanding accounts receivable. Three of our customers at December 31, 2005 accounted for 64% of outstanding accounts receivable. One customer at December 31, 2004 accounted for 68% of the outstanding accounts receivable.

Cash:

We maintain deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal. In connection with the acquisition on March 3, 2006, all of our investments were used as a source of cash for the credit agreement so we no longer have a material sum on deposit in banks earning interest income.

L.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2006 and 2005:

	Quarter Ended
2006	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$11,520	$23,472	$28,293	$33,745
Income from continuing operations	678	2,632	3,369	4,486
Net income	678	2,632	3,369	4,486
Net income attributable tocommon stockholders	1,294	2,632	3,369	4,486
Net income per common share:
Basic	0.03	0.05	0.06	0.08
Diluted	0.03	0.04	0.05	0.07

	Quarter Ended
2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$14,290	$4,762	$4,612	$5,873
Income (loss) from continuing operations	2,473	(663)	(469)	1,438
Net income (loss)	2,473	(663)	(469)	1,438
Net income (loss) attributable to common stockholders	2,262	(879)	(691)	1,213
Net income (loss) per common share:
Basic	0.08	(0.03)	(0.02)	0.04
Diluted	0.07	(0.03)	(0.02)	0.04

Basic and diluted earnings (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings (loss) per common share amounts.

M.	Subsequent Events

On Tuesday, March 20, 2007, we amended our Credit and Security Agreement with Wells Fargo Bank. The amendment was effective as of December 31, 2006, and it amended certain administrative covenants including capital expenditures, travel advances, and prepaid limits.