Form 10-Q
period 2007-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2007-05-11
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
_______________

Commission File Number 1-13817

Boots & Coots International
Well Control, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7908 N. Sam Houston Parkway W., 5th Floor
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 10, 2007, was 75,025,130.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	March 31, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,972	$5,033
Restricted cash	51	303
Receivables, net	32,683	41,319
Inventory	936	965
Prepaid expenses and other current assets	5,212	4,727
Total current assets	42,854	52,347

PROPERTY AND EQUIPMENT, net	45,884	43,790
GOODWILL	4,326	4,393
OTHER ASSETS	471	487
Total assets	$93,535	$101,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	7,933	7,475
Foreign income tax payable	1,352	5,020
Accrued liabilities	6,788	12,400
Total current liabilities	18,013	26,835
LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities	29,772	29,492
DEFERRED TAXES	4,520	4,520
OTHER LIABILITIES	1,646	1,748

Total liabilities	53,951	62,595

COMMITMENTS AND CONTINGENCIES (Note G)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 59,791,000 and 59,186,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	1	1
Additional paid-in capital	95,177	94,479
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(54,360)	(54,824)
Total stockholders' equity	39,584	38,422
Total liabilities and stockholders' equity	$93,535	$101,017

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES	$22,257	$11,520

COST OF SALES, excluding depreciation and amortization	13,995	5,300

Gross Margin	8,262	6,220

OPERATING EXPENSES	4,459	2,870
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,003	818
FOREIGN CURRENCY TRANSLATION	68	18
DEPRECIATION AND AMORTIZATION	1,314	572

OPERATING INCOME	1,418	1,942

INTEREST EXPENSE, net	733	557

INCOME BEFORE INCOME TAXES	685	1,385
INCOME TAX EXPENSE	221	707

NET INCOME	464	678

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS	—	(616)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$464	$1,294

Basic Earnings per Common Share:	$0.01	$0.03

Weighted Average Common Shares Outstanding – Basic:	59,203,000	38,789,000

Diluted Earnings per Common Share:	$0.01	$0.03

Weighted Average Common Shares Outstanding – Diluted:	61,642,000	41,383,000

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2007
(Unaudited)
(000’s)

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCES, December 31, 2006	0	$—	59,186	$1	$94,479	$(54,824)	$(1,234)	$38,422
Common stock options exercised	—	—	394	—	351	—	—	351
Restricted common stock issued	—	—	211	—	44	—	—	44
Stock based compensation	—	—	—	—	303	—	—	303
Net income	—	—	—	—	—	464	—	464
BALANCES, March 31, 2007	—	$—	59,791	$1	$95,177	$(54,360)	$(1,234)	$39,584

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$464	$678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,314	572
Stock based compensation	303	412
Reversal of bad debt	—	(118)
Troubled debt restructuring interest accrual	—	(598)
Amortization of deferred loan costs	—	809
Other non-cash charges	44	11
Gain on sale of Asset	(130)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	8,636	(2,974)
Inventory	29	(12)
Prepaid expenses and current assets	(233)	(2,871)
Other assets	83	491
Accounts payable and accrued liabilities	(8,924)	1,596
Net cash provided by (used in) operating activities	1,586	(2,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with acquisition	—	4,345
Property and equipment additions	(3,461)	(195)
Proceeds from sale of property and equipment	183	12
Net cash provided by (used in) investing activities	(3,278)	4,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	—	(750)
Payments of subordinated debt	—	(5,100)
Payments of term loan	(927)	—
Revolving credit borrowings	1,207	750
Proceeds from term loan	—	9,700
Redemption of preferred stock	—	(5,299)
Stock options exercised	351	122
Net cash provided by (used in) financing activities	631	(577)
Net increase (decrease) in cash and cash equivalents	(1,061)	1,581
CASH AND CASH EQUIVALENTS, beginning of period	5,033	2,564
CASH AND CASH EQUIVALENTS, end of period	$3,972	$4,145

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$755	$277
Cash paid for income taxes	3,885	1,193
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued (reversed)	—	(616)
Common stock issued for acquisition of business	—	26,462
Conversion of preferred stock	—	1,936
Long-term notes issued for acquisition of business	—	21,614

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2006, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation– Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors, including employee stock options, based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Foreign currency– Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see “Note E – Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar.  This change allows us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

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

D.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	March 31, 2007	December 31, 2006
	(unaudited)
Accounts receivable, net:
Trade	$19,175	$27,301
Unbilled Revenue	13,157	13,656
Other	707	718
Allowance for doubtful accounts	(356)	(356)
	$32,683	$41,319

	March 31, 2007	December 31, 2006
	(unaudited)
Property and equipment, net:
Land	$571	$571
Leasehold	2,921	2,895
Equipment	36,020	35,840
Firefighting equipment	5,865	5,841
Furniture, fixtures and office	1,831	1,884
Vehicles	1,396	1,308
Construction in progress	8,675	5,995

Total property and equipment	57,279	54,334
Less: Accumulated depreciation	(11,395)	(10,544)
	$45,884	$43,790

	March 31, 2007	December 31, 2006
	(unaudited)
Prepaid expenses and other current assets:
Prepaid taxes	$1,995	$1,509
Prepaid insurance	1,161	1,794
Other prepaid expenses and current assets	2,056	1,424
	$5,212	$4,727

	March 31, 2007	December 31, 2006
	(unaudited)
Accrued liabilities:
Accrued compensation and benefits	$1,611	$4,914
Accrued insurance	175	1,046
Accrued taxes, other than foreign income tax	2,694	2,617
Other accrued liabilities	2,308	3,823
	$6,788	$12,400

E.  BUSINESS COMBINATION

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). The transaction was effective for accounting and financial purposes as of March 1, 2006.  As consideration for the acquisition, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  Oil States International, Inc. sold 14.95 million shares of our common stock in April 2007 and now owns approximately 15% of the Company.

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for this transaction.  Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC were recorded at the date of acquisition at their respective fair values.  In connection with the acquisition, we engaged a valuation firm to assist in the determination of the fair value of certain assets and liabilities of HWC.  The purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.3 million.  The total purchase price, including direct acquisition costs of $1.4 million less cash acquired of $4.4 million, was $44.7 million.  The purchase accounting including the price allocation has been finalized in accordance with SFAS No. 141.  The operating results of HWC are included in the condensed consolidated financial statements subsequent to the March 1, 2006 effective date.

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows:

Current assets (excluding cash)	$15,299
Property and equipment	39,645
Goodwill	4,326
Total assets acquired	59,270

Current liabilities	9,505
Deferred taxes	5,110
Total liabilities assumed	14,615

Net assets acquired	$44,655

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized, but will be reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value has occurred.  The goodwill related to this acquisition has been assigned to the Well Intervention segment which is deemed the reporting unit for this review.  In the fourth quarter of each year, the Company will perform an annual impairment assessment of goodwill based on the fair value of the Well Intervention reporting unit.  The Company performed its annual review in the fourth quarter of 2006 and determined that no impairment was necessary.

The following unaudited pro forma financial information presents the combined results of operations of the Company and HWC as if the acquisition had occurred as of the beginning of the period presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

Three Months Ended March 31,
2006
Revenue	$20,064
Operating Income	3,420
Net Income	1,444
Basic Earnings Per Share	0.02
Diluted Earnings Per Share	0.02

Basic Shares Outstanding	58,123
Diluted Shares Outstanding	60,716

F. LONG-TERM DEBT AND NOTES PAYABLE

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on March 31, 2007 was $7.4 million on the term credit facility and $3.1 million on the revolving credit facility.

           At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at March 31, 2007 was 8.25% and 8.75%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at March 31, 2007.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc. in connection with the HWC acquisition on March 3, 2006 was adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.

As of March 31, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $7.2 million and an average interest rate of 8.25% for the three month period ended March 31, 2007	$3,124	$1,917
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an average interest rate of 8.75% for the three month period ended March, 31, 2007	7,422	8,349
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166	21,166
Total debt	31,712	31,432
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$29,772	$29,492

G. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

H. EARNINGS PER SHARE

           Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are illustrated below (in thousands):

	Three Months Ended March 31, (unaudited)
	2007	2006
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$464	$1,294
Denominator:
For basic earnings per share-weighted-average shares	59,203	38,789
Effect of Dilutive Securities:
Stock options,warrants, and restricted shares	2,439	2,594
Denominator:
For diluted earnings per share – weighted-average shares	61,642	41,383

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at March 31, 2007, and 2006 would include: (1) 5,941,000 and 6,554,690 common shares, respectively, issuable upon exercise of stock options, (2) 713,000 and 921,114, common shares, respectively, issuable upon exercise of stock purchase warrants, and (3) 60,000 and 120,000 shares of common stock, respectively, with the remaining 60,000 shares to be issued as compensation in October 2007.

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

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123R. The effect on our net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the three months ended March 31, 2007 and 2006 is illustrated below:

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	N/A	4.56%
Expected dividend yield	N/A	―
Expected option life	N/A	6.5 yrs
Expected volatility	N/A	95.1%
Weighted average fair value of options granted at market value	N/A	$ 1.12
Forfeiture rate	N/A	2.7%

For the three months ended March 31, 2007, there were no stock options granted.

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

The Well Intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators.  The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program.  This segment also includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells.  These units may also be used for underbalanced drilling, workover, completions and plug and abandonment services. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for snubbing operations to service wells under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

The Response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing and other workover services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning segment operations for the three months ended March 31, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
Three Months Ended March 31, 2007:
Operating Revenues	$20,844	$1,413	$22,257
Operating Income(1) (2)	1,064	354	1,418
Identifiable Operating Assets	84,052	9,483	93,535
Capital Expenditures	3,375	86	3,461
Depreciation and Amortization(1)	1,299	15	1,314

Three Months Ended March 31, 2006:
Operating Revenues	$10,031	$1,489	$11,520
Operating Income (loss)(1) (2)	1,407	535	1,942
Identifiable Operating Assets	75,342	4,272	79,614
Capital Expenditures	121	74	195
Depreciation and Amortization(1)	545	27	572

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue.

K. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the quarter ended March 31, 2007. The adoption of FIN 48 therefore had no impact to the Company’s consolidated financial statements. The company recognizes interest and penalties related to uncertain tax positions in income tax expense. Tax years subsequent to 2002 remain open subject to examination by U.S. federal, state and Algerian tax jurisdictions, and tax years subsequent to 2003 remain open in Venezuela.

We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $2.1 million of U.S. net operating losses to offset taxable income generated by us during the tax year ended December 31, 2007 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

L. SUBSEQUENT EVENT

On April 24, 2007, we concluded an underwritten public offering of 13 million shares of our common stock. The underwriters subsequently exercised their over-allotment option to purchase an additional 1.95 million shares of our common stock, which closed on April 26, 2007. We received proceeds from the offering, net of underwriting discounts and before operating expenses, totaling approximately $29.4 million. We intend to use $10 million of the net proceeds to fund international expansion opportunities in Algeria, and the remainder to fund U.S. and other international expansion opportunities and for general corporate purposes.

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

Overview

                We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa, and the Middle East. Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and to reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. Our well intervention segment includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units may be used for underbalanced drilling, workover, well completions and plugging and abandonment services. The scope of these services also includes training, contingency planning, well plan reviews, audits, inspection services, and engineering services. Our response segment consists of personnel, equipment and emergency services utilized during a critical well event.

        On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc.  The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for HWC, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired. Oil States International, Inc. sold 14.95 million shares of our common stock in April 2007 and now owns approximately 15% of the Company.  As a result of the acquisition, we also provide hydraulic units for emergency well control situations and various well intervention solutions involving workovers, well drilling, well completions and plugging and abandonment services. Hydraulic units may be used for both routine and emergency well control situations in the oil and gas industry. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may also be used for snubbing operations to service wells under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

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

Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation” and as disclosed in our annual report on Form 10-K for the year ended December 31, 2006.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue.  Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.  HWC’s operating results from and after March 1, 2006 are included in our consolidated operating results.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months ended March 31, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended March 31,
	2007	2006
Revenues
Well Intervention	$20,844	$10,031
Response	1,413	1,489
	$22,257	$11,520
Cost of Sales
Well Intervention	$13,801	$5,009
Response	194	291
	$13,995	$5,300
Operating Expenses(1)
Well Intervention	$3,673	$2,340
Response	786	530
	$4,459	$2,870
Selling, General and Administrative Expenses(2)
Well Intervention	$1,007	$730
Response	64	106
	$1,071	$836
Depreciation and Amortization(1)
Well Intervention	$1,299	$545
Response	15	27
	$1,314	$572
Operating Income
Well Intervention	$1,064	$1,407
Response	354	535
	$1,418	$1,942
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

Comparison of the Three Months Ended March 31, 2007 with the Three Months Ended March 31, 2006

Revenues

Well Intervention revenues were $20,844,000 for the quarter ended March 31, 2007, compared to $10,031,000 for the quarter ended March 31, 2006, representing an increase of $10,813,000 or 107.8%, in the current quarter.  The increase was primarily the result of an additional $9,429,000 due to the inclusion of three months of HWC revenue in the current quarter compared to one month of HWC revenue in the prior year quarter.  For the quarter ended March 31, 2007, Safeguard revenue increased $2,318,000, or 61.6%, compared to the quarter ended March 31, 2006.  These increases were primarily offset by the decrease of $1,248,000 in revenue for Gulf of Mexico remediation work.

Response revenues were $1,413,000 for the quarter ended March 31, 2007, compared to $1,489,000 for the quarter ended March 31, 2006, a decrease of $76,000, or 5.1% in the current quarter due to a lower level of emergency response activity.

Cost of Sales

Well Intervention cost of sales were $13,801,000 for the quarter ended March 31, 2007, compared to $5,009,000 for the quarter ended March 31, 2006, an increase of $8,792,000, or 175.5%, in the current quarter. The increase was primarily the result of an additional $7,197,000 due to the inclusion of three months of HWC cost in the current quarter compared to one month of HWC cost in the prior year quarter.  The remaining cost increase of $1,595,000 in the current quarter was primarily attributable to increased Safeguard activity and low margin pass through revenue in Venezuela.  The increase in Well Intervention cost of sales as a percentage of revenues in the current quarter compared to the prior year quarter was primarily due to lower activity in areas with higher semi-fixed cost.

Response cost of sales were $194,000 for the quarter ended March 31, 2007, compared to $291,000 for the quarter ended March 31, 2006, a decrease of $97,000 or 33.3%, due to costs associated with decreased response revenue in the current quarter.

Operating Expenses

Consolidated operating expenses were $4,459,000 for the quarter ended March 31, 2007, compared to $2,870,000 for the quarter ended March 31, 2006, an increase of $1,589,000, or 55.4%, in the current quarter.  The increase was primarily the result of an additional $1,418,000 due to the inclusion of three months of HWC operating expense in the current quarter compared to one month of HWC operating expense in the prior year quarter.  The remaining increase is due to increased Safeguard activity.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $1,071,000 for the quarter ended March 31, 2007, compared to $836,000 for the quarter ended March 31, 2006, an increase of $235,000, or 28.1%, in the current  quarter.  The increase in total SG&A expense was primarily due to increases in wages, benefits, and professional fees, franchise taxes and foreign exchange translation gains and losses. During the current quarter, SG&A and other operating expenses represented 4.8% of revenues compared to 7.3% of revenues in the prior year quarter.  The percentage decrease is primarily due to the increased quarter over quarter revenue base.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $742,000 in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.  The increase was primarily due to an additional $754,000 due to the inclusion of three months of HWC depreciation in the current quarter compared to one month of HWC depreciation in the prior year quarter.

Interest Expense and Other Expenses, net

Net interest and other expenses increased by $176,000 in the quarter ended March 31, 2007 compared to the prior year quarter.  The interest increase of $387,000 was primarily due to a higher debt level resulting from the debt restructuring in conjunction with the acquisition of HWC on March 3, 2006.  This was offset by debt restructure credit of $211,000.

Income Tax Expense

            Income taxes for the quarter ended March 31, 2007 totaled $221,000 or 32.3% of pre-tax income compared to the quarter ended March 31, 2006 of $707,000 on pre-tax income of $1,385,000.  The decrease in the effective tax rate is largely due the anticipated utilization of foreign tax credits in 2007.  The decrease in tax expense for the quarter ended March 31, 2007 compared to the prior year quarter is due to a decrease in net income before tax and the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity

At March 31, 2007, we had working capital of $24,841,000, including a cash balance of $3,972,000. We ended the period with stockholders’ equity of $39,990,000.  For the quarter ended March 31, 2007, we generated operating income of $1,418,000 and net cash provided by operating activities was $1,586,000 compared to the net cash used by operating activities of $2,004,000 in the quarter ended March 31, 2006.  Net cash used by investing activities was $3,278,000 for the first quarter 2007 primarily to fund capital expenditures.

In early April 2007, we were notified by an existing customer in Qatar that as a result of changes to its well completion plans, it would no longer require snubbing services. As a consequence, the customer no longer required the services of a rig assist unit that we had procured and deployed to the region. Under the terms of our contract with the customer, the customer has the option to either pay us a lump cash sum of $4.2 million, which amount is approximately equal to our costs for procuring the rig assist unit and transporting it, in which case the customer would obtain ownership over the unit; or the customer may make installment payments to us over a period of 24 months totaling approximately $4.0 million, in which case we would retain ownership of the unit.  The customer has not yet notified us of its election in this regard; however, we have notified the customer of our interest in retaining ownership of the unit and of our willingness to consider mutually satisfactory arrangements with that objective.

On April 24, 2007, we concluded an underwritten public offering of 13 million shares of our common stock. The underwriters subsequently exercised their over-allotment option to purchase an additional 1.95 million shares of our common stock, which closed on April 26, 2007. We received proceeds from the offering, net of underwriting discounts and before operating expenses, totaling approximately $29.4 million. We intend to use $10 million of the net proceeds to fund international expansion opportunities in Algeria, and the remainder to fund U.S. and other international expansion opportunities and for general corporate purposes.

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

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On March 31, 2007, we had $1,840,000 of cash and $11,440,000 in accounts receivable attributable to our Venezuelan operations.  Of this cash, $1,128,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $712,000 was denominated in Bolivars and resided in a Venezuelan bank.  Venezuela trade accounts receivables of $3,671,000 were denominated in Bolivars and are subject to market risks.  The remaining $7,769,000 accounts receivables are denominated in U.S. Dollars.

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

Disclosure of on and off balance sheet debts and commitments

Future Commitments (000's)
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$7,422	$1,940	$3,880	$1,602
Revolving credit facility	$3,124			$3,124
Subordinated debt (a)	$21,166	—	—	$21,166
Future minimum lease payments	$2,129	$594	$764	$771

Total commitments	$33,841	$2,534	$4,644	$26,663

(a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. and an additional $6,166,000 adjustment for working capital acquired at March 1, 2006, in connection with the acquisition.

Credit Facilities/Capital Resources

           In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.  The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction related costs.  The loan balance outstanding on March 31, 2007 was $7.4 million on the term credit facility, $3.1 million on the revolving credit facility and an additional $1.0 million outstanding letters of credit.   The revolving credit facility borrowing base was $7.2 million at March 31, 2007, leaving $2.5 million available to be drawn under the facility.  We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at March 31, 2007 was 8.25 % and 8.75%, respectively.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

           Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000;  (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued  in connection with the HWC acquisition.  We were in compliance with these covenants at March 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first three months of 2007, foreign revenues were 78% of total revenue. Revenue generated by Venezuela and Algeria during the first three months of 2007 was 20% and 24%, respectively.  Revenue generated by both Venezuela and Algeria during the first three months of 2006 was 21% and 22%, respectively.  See “Liquidity and Capital Resources – Liquidity” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of March 31, 2007, we had floating rate obligations totaling approximately $10.5 million. See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the March 31, 2007 levels, our interest expense would increase by a total of approximately $75,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any such proceedings will have a material adverse effect on our operations or financial position.

Item 1A.  Risk Factors

The loss of or reduction in business from one or more of our significant current customers, or delays in projects of any such customers, could adversely affect our results of operations.

                 Our business is dependent not only on securing new customers but also on maintaining current customers. Venezuela's state owned oil company and Algeria's national oil company together accounted for 41% of our consolidated revenues during the year ended March 31, 2007. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. Furthermore, if the projects of our significant customers are delayed or curtailed, our results of operations for the affected periods could be adversely affected.

                During the first quarter of 2007, our results of operations have been adversely affected by delays in projects of our customers in Venezuela. We believe that these delays are the result of management changes within Venezuela's state owned oil company and uncertainty associated with the anticipated nationalization of Venezuela's oil and gas industry and related changes in operators of oil and gas properties. Although we expect the delayed projects to resume in due course, we cannot offer assurance as to the timing of the resumption of these projects. Continued delays could adversely affect our results of operations beyond the first quarter of 2007.

We may invest or spend the net proceeds of the underwritten public offering of 13,000,000 and 1,950,000 shares of our common stock in a manner with which you do not agree or in ways that may not earn a profit.

                We intend to use the net proceeds from this offering to fund all or a portion of our 2007 capital budget and for general corporate purposes, including working capital. However, we will retain broad discretion over the use of the proceeds from this offering, and may use the proceeds for other purposes. You may not agree with the ways we decide to use the proceeds, and our use of the proceeds may not yield any profits.

                Also see Risk Factors under Item 1A included in the Company’s Form 10-K for the year ended December 31, 2006.

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

Date:   May 11, 2007