Form 10-Q
period 2007-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2007-08-08
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  o   No x

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 7, 2007, was 75,511,174.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$29,583	$5,033
Restricted cash	173	303
Receivables, net	31,915	41,319
Inventory	895	965
Prepaid expenses and other current assets	5,375	4,727
Total current assets	67,941	52,347

PROPERTY AND EQUIPMENT, net	45,765	43,790
GOODWILL	4,326	4,393
OTHER ASSETS	336	487
Total assets	$118,368	$101,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	6,599	7,475
Foreign income tax payable	2,702	5,020
Accrued liabilities	5,993	12,400
Total current liabilities	17,234	26,835
LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities	26,063	29,492
DEFERRED TAXES	4,070	4,520
OTHER LIABILITIES	1,807	1,748

Total liabilities	49,174	62,595

COMMITMENTS AND CONTINGENCIES (Note G)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 75,110,000 and 59,186,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	1	1
Additional paid-in capital	124,513	94,479
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(54,086)	(54,824)
Total stockholders' equity	69,194	38,422
Total liabilities and stockholders' equity	$118,368	$101,017

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$21,955	$23,472	$44,211	$34,992

COST OF SALES, excluding depreciation and amortization	13,838	12,808	27,833	18,108

Gross Margin	8,117	10,664	16,378	16,884

OPERATING EXPENSES	4,527	3,461	8,986	6,331
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,449	1,000	2,451	1,818
FOREIGN CURRENCY TRANSLATION	115	94	183	112
DEPRECIATION AND AMORTIZATION	1,396	1,456	2,710	2,028

OPERATING INCOME	630	4,653	2,048	6,595

INTEREST EXPENSE AND OTHER, net	247	792	980	1,349

INCOME BEFORE INCOME TAXES	383	3,861	1,068	5,246
INCOME TAX EXPENSE	109	1,229	330	1,936

NET INCOME	274	2,632	738	3,310

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS	—	—	—	(616)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$274	$2,632	$738	$3,926

Basic Earnings per Common Share:	$0.00	$0.05	$0.01	$0.08

Weighted Average Common Shares Outstanding – Basic	70,916,000	58,436,000	65,092,000	48,667,000

Diluted Earnings per Common Share:	$0.00	$0.04	$0.01	$0.08

Weighted Average Common Shares Outstanding – Diluted	73,149,000	62,259,000	67,395,000	51,879,000

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2007
(Unaudited)
(000’s)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid - in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, December 31, 2006	—	$—	59,186	$1	$94,479	$(1,234)	$(54,824)	$38,422
Common stock options exercised	—	—	696	—	586	—	—	586
Restricted common stock issued	—	—	278	—	112	—	—	112
Stock based compensation	—	—	—	—	509	—	—	509
Issuance of common stock, net of offering costs	—	—	14,950	—	28,827	—	—	28,827
Net income	—	—	—	—	—	—	738	738
BALANCES, June 30, 2007	—	$—	75,110	$1	$124,513	$(1,234)	$(54,086)	$69,194

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$738	$3,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,710	2,028
Deferred tax provision(credit)	(450)	—
Stock-based compensation	509	794
Reversal of bad debt	—	(230)
Troubled debt restructuring interest accrual	—	(598)
Amortization of deferred loan costs	—	809
Other non-cash charges	112	11
Gain on sale of asset	(146)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	11,139	(1,327)
Inventory	70	(9)
Prepaid expenses and current assets	(518)	(2,618)
Other assets	218	301
Accounts payable and accrued liabilities	(9,542)	1,218
Net cash provided by operating activities	4,840	3,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with acquisition	—	4,366
Property and equipment additions	(6,552)	(802)
Proceeds from sale of property and equipment	278	12
Net cash provided by (used in) investing activities	(6,274)	3,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	—	(750)
Payments of subordinated debt	—	(5,100)
Payments of term loan	(1,512)	(324)
Revolving credit borrowings(payments)	(1,917)	1,140
Proceeds from term loan	—	9,700
Redemption of preferred stock	—	(5,299)
Net proceeds from issuance of common stock	28,827	—
Stock options exercised	586	206
Net cash provided by (used in) financing activities	25,984	(427)
Net increase in cash and cash equivalents	24,550	6,838
CASH AND CASH EQUIVALENTS, beginning of period	5,033	2,564
CASH AND CASH EQUIVALENTS, end of period	$29,583	$9,402

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,513	$1,251
Cash paid for income taxes	4,792	2,775
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends reversed	—	(616)
Common stock issued for acquisition of business	—	26,462
Conversion of preferred stock	—	1,936
Long-term notes issued for acquisition of business	—	21,614

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2006, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

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

The accounts of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Accordingly, foreign currency is translated to U.S. dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses, as well as translation gains and losses, are reported in income and expenses.  These foreign currency gains or losses are reported as other operating expenses.  Monetary balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date for assets and liabilities, and for non-monetary items, the accounts are translated at the historical exchange rate in effect when acquired.  Revenues and expenses are translated at the average exchange rate for the period.

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

D.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	June 30, 2007 (unaudited)	December 31, 2006
Receivables, net:
Trade	$18,739	$27,301
Unbilled Revenue	10,683	13,656
Other	2,845	718
Allowance for doubtful accounts	(352)	(356)
	$31,915	$41,319

	June 30, 2007 (unaudited)	December 31, 2006
Prepaid expenses and other current assets:
Prepaid taxes	$3,225	$1,509
Prepaid insurance	587	1,794
Other prepaid expenses and current assets	1,563	1,424
	$5,375	$4,727

	June 30, 2007 (unaudited)	December 31, 2006

Property and equipment, net:
Land	$571	$571
Leasehold	2,960	2,895
Equipment	35,380	35,840
Firefighting equipment	5,865	5,841
Furniture, fixtures and office	2,135	1,884
Vehicles	1,357	1,308
Construction in progress	8,545	5,995

Total property and equipment	56,813	54,334
Less: Accumulated depreciation	(11,048)	(10,544)
	$45,765	$43,790

	June 30, 2007 (unaudited)	December 31, 2006
Accrued liabilities:
Accrued compensation and benefits	$2,110	$4,914
Accrued insurance	254	1,046
Accrued taxes, other than foreign income tax	1,572	2,617
Other accrued liabilities	2,057	3,823
	$5,993	$12,400

E.  BUSINESS COMBINATION

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. (NYSE: OIS). The transaction was effective for accounting and financial purposes as of March 1, 2006.  As consideration for the acquisition, we issued approximately 26.5 million shares, or approximately 45%, of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  Oil States International, Inc. sold 14.95 million shares of our common stock in April 2007 and owns approximately 15% of the Company as of the date of this report.

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

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized, but will be reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value has occurred.  The goodwill related to this acquisition has been assigned to the Well Intervention segment which is deemed the reporting unit.  The assessment of impairment on goodwill is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred.  In the fourth quarter of each year, the Company will perform an annual impairment assessment of goodwill based on the fair value of the Well Intervention reporting unit.  The Company performed its annual review in the fourth quarter of 2006 and determined that no impairment was necessary.

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

Six Months Ended June 30, 2006
Revenue	$43,533
Operating Income	8,259
Net Income	4,242
Basic Earnings Per Share	0.07
Diluted Earnings Per Share	0.07

Basic Shares Outstanding	58,232
Diluted Shares Outstanding	59,521

F. LONG-TERM DEBT AND NOTES PAYABLE

           In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on June 30, 2007 was $6.8 million on the term credit facility and there was no balance on the revolving credit facility.

           At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rates applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2007 were 8.25% and 8.75%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at June 30, 2007.

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

As of June 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $6.4 million as of June 30, 2007 and an interest rate of 8.25% as of June 30, 2007	$—	$1,917
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an interest rate of 8.75% as of June 30, 2007	6,837	8,349
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166	21,166
Total debt	28,003	31,432
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$26,063	$29,492

G. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

H. EARNINGS PER SHARE

           Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$274	$2,632	$738	$3,926
Denominator:
For basic earnings per share-weighted-average shares	70,916	58,436	65,092	48,667
Effect of dilutive securities:
Stock options and warrants(1)	2,233	3,823	2,303	3,212
Denominator:
For diluted earnings per share – weighted-average shares	73,149	62,259	67,395	51,879

(1) Excludes the effect of outstanding stock options and warrants that have an anti-dilutive effect on earnings per share for the three and six month periods ended June 30, 2007 and June 30, 2006.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at June 30, 2007, and 2006 included: (1) 5,916,000 and 6,635,000 common shares, respectively, issuable upon exercise of stock options, (2) 637,500 and 733,952, common shares, respectively, issuable upon exercise of stock purchase warrants, and (3) 60,000 and 120,000 shares of common stock, respectively, with the remaining 60,000 shares to be issued as compensation in October 2007.

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

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123R.

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.60%	4.61%	4.60%	4.59%
Expected dividend yield	―	―	―	―
Expected option life	3.9 yrs	6.5 yrs	3.9 yrs	6.5 yrs
Expected volatility	60.8%	95.7%	60.8%	95.5%
Weighted average fair value of options granted at market value	$1.03	$1.16	$1.03	$1.15
Forfeiture rate	4.12%	2.59%	4.12%	2.59%

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

Information concerning segment operations for the three and six months ended June 30, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
Three Months Ended June 30, 2007:
Operating Revenues	$18,343	$3,612	$21,955
Operating Income(Loss)(1)	(698)	1,328	630
Identifiable Operating Assets	96,013	22,355	118,368
Capital Expenditures	2,575	516	3,091
Depreciation and Amortization(1)	1,344	52	1,396

Three Months Ended June 30, 2006:
Operating Revenues	$22,806	$666	$23,472
Operating Income(1)	4,475	178	4,653
Identifiable Operating Assets	80,569	1,508	82,077
Capital Expenditures	514	93	607
Depreciation and Amortization(1)	1,440	16	1,456

	Well Intervention	Response	Consolidated
Six Months Ended June 30, 2007:
Operating Revenues	$39,186	$5,025	$44,211
Operating Income(1)	366	1,682	2,048
Identifiable Operating Assets	96,013	22,355	118,368
Capital Expenditures	5,950	602	6,552
Depreciation and Amortization(1)	2,643	67	2,710

Six Months Ended June 30, 2006:
Operating Revenues	$32,837	$2,155	$34,992
Operating Income(1)	5,881	714	6,595
Identifiable Operating Assets	80,569	1,508	82,077
Capital Expenditures	635	167	802
Depreciation and Amortization(1)	1,985	43	2,028

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

K. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the six months ended June 30, 2007. The adoption of FIN 48 therefore had no impact to the Company’s consolidated financial statements.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2003 remain open in Venezuela, and tax years subsequent to 2002 remain open in Algeria.

We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $2.1 million of U.S. net operating losses (“NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2007 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

L. EQUITY OFFERING

On April 24, 2007, we concluded an underwritten public offering of 13 million shares of our common stock. The underwriters subsequently exercised their over-allotment option to purchase an additional 1.95 million shares of our common stock, which closed on April 26, 2007. We received proceeds from the offering, totaling approximately $28.8 million, net of underwriting discounts and offering expenses. We have designated $10 million of the net proceeds to fund international expansion opportunities in Algeria.  Through June 30, 2007, we have spent $2.1 million, with the remaining $4.9 million to be spent in the third quarter of 2007 to purchase and deploy two hydraulic workover units and ancillary equipment.  We utilized approximately $10 million of the offering proceeds to expand our North American workover business with our acquisition of StassCo Pressure Control LLC on July 31, 2007.  Approximately $6.9 million is designated to expand into the rental tool business this year, including $737,000 of expenditures made in the second quarter.  The remainder of the offering proceeds are allocated to fund U.S. and other international expansion opportunities and for general corporate purposes.

M. SUBSEQUENT EVENT

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control LLC (StassCo) for approximately $10 million in cash. StassCo operates four hydraulic rig assist units in the Cheyenne basin in Wyoming.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information.  Forward-looking information is based on projections, assumptions and estimates, not historical information.  Some statements in this Form 10-Q are forward-looking and may be identified as such through the use of words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “do not anticipate,” and other similar expressions.  We may also provide oral or written forward-looking information on other materials we release to the public.  Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information.  Actual events and our results of operations may differ materially from expectations because of inaccurate assumptions we make or by known or unknown risks and uncertainties.  As a result, no forward-looking information can be guaranteed.

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

Information concerning operations in different business segments for the three and six months ended June 30, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Well Intervention	$18,343	$22,806	$39,186	$32,837
Response	3,612	666	5,025	2,155
	$21,955	$23,472	$44,211	$34,992
Cost of Sales
Well Intervention	$12,723	$12,663	$26,523	$17,672
Response	1,115	145	1,310	436
	$13,838	$12,808	$27,833	$18,108
Operating Expenses(1)
Well Intervention	$3,649	$3,140	$7,322	$5,481
Response	878	321	1,664	850
	$4,527	$3,461	$8,986	$6,331
Selling, General and Administrative Expenses(2)
Well Intervention	$1,325	$1,088	$2,332	$1,818
Response	239	6	302	112
	$1,564	$1,094	$2,634	$1,930
Depreciation and Amortization(1)
Well Intervention	$1,344	$1,440	$2,643	$1,985
Response	52	16	67	43
	$1,396	$1,456	$2,710	$2,028
Operating Income(Loss)
Well Intervention	$(698)	$4,475	$366	$5,881
Response	1,328	178	1,682	714
	$630	$4,653	$2,048	$6,595
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

Comparison of the Three Months Ended June 30, 2007 with the Three Months Ended June 30, 2006

Revenues

Well Intervention revenues were $18,343,000 for the quarter ended June 30, 2007, compared to $22,806,000 for the quarter ended June 30, 2006, representing a decrease of $4,463,000, or 19.6%, in the current quarter.  The decrease was primarily the result of approximately $4,100,000, or 23.0%, reduction of hydraulic workover revenues due to lower activity levels in the US and Venezuela.  There was also a decrease in the Gulf of Mexico remediation work of $848,000.  The decreases were offset by a Safeguard revenue increase of $986,000, or 29.9%, for the quarter ended June 30, 2007 compared to the prior year second quarter.

Response revenues were $3,612,000 for the quarter ended June 30, 2007, compared to $666,000 for the quarter ended June 30, 2006, an increase of $2,946,000, or 442.3% in the current quarter.  The increase includes $2,423,000 response revenue in Venezuela.

Cost of Sales

Well Intervention cost of sales were $12,723,000 for the quarter ended June 30, 2007, compared to $12,663,000 for the quarter ended June 30, 2006, an increase of $60,000, or 0.5%, in the current quarter. The dollar increase was the result of the change in the revenue mix from quarter to quarter and semi-fixed costs related to the lower hydraulic workover activity.  This increase can also be attributed to higher cost related to hydraulic workover in the Middle East and Safeguard.

Response cost of sales were $1,115,000 for the quarter ended June 30, 2007, compared to $145,000 for the quarter ended June 30, 2006, an increase of $970,000, or 669.0%.  During the current quarter, cost of sales represented 30.8% of revenues compared to 21.8% of revenues in the prior year quarter.  This 9.0% increase was primarly due to an increase in third party equipment rental expense in the current quarter.

Operating Expenses

Consolidated operating expenses were $4,527,000 for the quarter ended June 30, 2007, compared to $3,461,000 for the quarter ended June 30, 2006, an increase of $1,066,000, or 30.8%, in the current quarter.  This increase is primarily due to support personnel costs which include start up expenses of $640,000 for the operations in North Texas, Midde East and North Africa in the hydraulic workover and Safeguard businesses.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $1,564,000 for the quarter ended June 30, 2007, compared to $1,094,000 for the quarter ended June 30, 2006, an increase of $470,000, or 43.0%, in the current  quarter.  During the current quarter, SG&A and other operating expenses represented 7.1% of revenues compared to 4.7% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in salaries and benefits, advertising and trade show expenses, investor relations expenses, and director expenses.  The increases were offset by decreases in professional fees and bonus expense.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased by $60,000 in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 due to certain assets being fully depreciated prior to the end of the second quarter of 2007.

Interest Expense and Other Expenses, net,

Net interest and other expenses decreased by $545,000 in the quarter ended June 30, 2007 compared to the prior year quarter.  Interest expense decreased by $293,000 as a result of paying down debt with proceeds from the public offering and the capitalization of interest expense.  The interest income increase of $252,000 was due to earnings from funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

Income Tax Expense

Income taxes for the quarter ended June 30, 2007 totaled $109,000, or 28.5% of pre-tax income compared to the quarter ending June 30, 2006 total of $1,229,000, or 31.8% of pre-tax income.  The decrease in the quarter-to-date effective tax rate is largely due to the higher portion of 2007 net income before taxes from foreign sources with lower tax rates.  The decrease in tax expense for the quarter ended June 30, 2007 compared to the prior year quarter is due to a decrease in net income before tax and the decrease in the effective tax rate.

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

Revenues

Well Intervention revenues were $39,186,000 for the six months ended June 30, 2007, compared to $32,837,000 for the six months ended June 30, 2006, an increase of $6,349,000, or 19.3% in the current period.  The increase was primarily the result of an additional revenue of $5,309,000 due to the inclusion of six months of hydraulic workover revenue in the current year compared to four months of hydraulic workover revenue in the prior year.  Safeguard revenues increased $3,304,000, or 46.8%, in the first six months of 2007 compared to the same period in 2006, due to an increase in international revenues, primarily in Algeria.  These increases were offset by a decrease in the Gulf of Mexico remediation work of $2,096,000.

Response revenues were $5,025,000 for the six months ended June 30, 2007, compared to $2,155,000 for the six months ended June 30, 2006, an increase of $2,870,000, or 133.2%, in the current period.  The increase was primarily due to $2,423,000 of response revenue in Venezuela.

Cost of Sales

Well Intervention cost of sales were $26,523,000 for the six months ended June 30, 2007, compared to $17,672,000 for the six months ended June 30, 2006, an increase of $8,851,000, or 50.1%, in the current period. The increase was primarily the result of an additional cost of sales of $7,197,000 due to the inclusion of six months of hydraulic workover cost of sales in the current year compared to four months in the prior year.  The dollar increase was also the result of the change in the revenue mix and semi-fixed costs related to the lower hydraulic workover activity.  This increase can also be attributed to higher cost related to hydraulic workover business in the Middle East and Safeguard.

Response cost of sales were $1,310,000 for the six months ended June 30, 2007, compared to $436,000 for the six months ended June 30, 2006, an increase of $874,000, or 200.5%, in the current period.  During the six months ended June 30, 2007, cost of sales represented 26.0% of revenues compared to 20.2% of revenues in the prior year.  The 5.8% increase was primarly due to an increase in third party equipment rental expense in the current year.

Operating Expenses

Consolidated operating expenses were $8,986,000 for the six months ended June 30, 2007, compared to $6,331,000 for the six months ended June 30, 2006, an increase of $2,655,000, or 41.9% in the current period.  The increase was primarily the result of an additional $1,418,000 due to the inclusion of six months of hydraulic workover operating expense in the current year compared to four months in the prior year as well as additional support personnel costs which include start up expenses of $840,000 for the operations in North Texas, Midde East and North Africa in the hydraulic workover and Safeguard businesses.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) were $2,634,000 for the six months ended June 30, 2007, compared to $1,930,000 for the six months ended June 30, 2006, an increase of $704,000, or 36.5%, in the current period.  During the six months ended June 30, 2007, SG&A expense represented 6.0% of revenues compared to 5.5% of revenues in the prior year.  This increase in total SG&A expense is primarily due to salaries and benefits, advertising and trade show expenses, and director expenses.  The increases were offset by decreases in professional fees and bonus expense.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $682,000 between the six months ended June 30, 2007 and 2006.  The increase was primarily due to an additional $704,000 resulting from the inclusion of six months of hydraulic workover depreciation in the current year compared to four months of hydraulic workover depreciation in the prior year and partially offset by certain assets being fully depreciated prior to June 30, 2007.

Interest Expense and Other Expenses, net,

Net interest and other expenses decreased by $369,000 in the six months ended June 30, 2007 compared to the prior year period.  The interest expense decrease was primarily due to capitalized interest expense of $240,000 in 2007.  The interest income increase of $270,000 was due to earnings from funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

Income Tax Expense

Income taxes for the six months ended June 30, 2007 were $330,000, or 30.9% of pre-tax income compared to the six months ending June 30, 2006 of $1,936,000, or 36.9% of pre-tax income.  The decrease in the year-to-date effective rate for the six months ended June 30, 2007 compared to six months ended June 30, 2006 is due to the higher portion of 2007 net income before taxes from foreign sources with lower tax rates.  The decrease in tax expense for the six months ended June 30, 2007 compared to the prior year period is due to a decrease in net income before tax and the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity

At June 30, 2007, we had working capital of $50,707,000, including an unrestricted cash balance of $29,583,000. We ended the period with stockholders’ equity of $69,194,000.  For the six months ended June 30, 2007, we generated operating income of $2,048,000 and net cash provided by operating activities was $4,840,000 compared to $3,689,000 in the six months ended June 30, 2006.  Net cash used by investing activities was $6,274,000, which included $6,552,000 in capital expenditures.

In early April 2007, we were notified by an existing customer in Qatar that as a result of changes to its well completion plans, it would no longer require snubbing services. As a consequence, the customer no longer requires the services of a rig assist unit that we had procured and deployed to the region. Under the terms of our contract with the customer, the customer has the option to either obtain ownership of the unit by paying us a lump cash sum of $4.2 million, which is approximately equal to our costs for procuring the rig assist unit and transporting it,  or to make installment payments to us over a period of 24 months totaling approximately $4.0 million, in which case we would retain ownership of the unit.  We are negotiating with the customer with the objective of retaining ownership of the unit and resolving all amounts subject to reimbursement in exchange for a lump cash sum at a discount to the $4.0 million that we would be entitled to receive over 24 months under this option; however, we have not yet concluded an agreement in this regard.

On June 26, 2007, one of our hydraulic workover units and its auxiliary equipment was lost as a consequence of the sinking of a third party service vessel off the coast of the Republic of Congo.  We believe that substantially all of our costs to replace the lost unit and its auxiliary equipment, estimated to be approximately $2.5 million, will be offset by recoveries under insurance policies.  As a consequence of the loss of the unit, our customer exercised its contractual right to terminate the contract for the unit.  However, we have entered into a nonbinding letter of intent for a new three year agreement with the customer pursuant to which we will effectively receive standby personnel payments from July 1, 2007 until delivery of the replacement unit and, thereafter, daily day rates slightly higher than under the terminated agreement. The customer has also agreed to reimburse us for our costs to mobilize the replacement equipment. As a consequence, we expect our revenue losses to be limited to the day rate we would have been paid for the under the prior contract (approximately $230,000 per month) until the commencement of operations under the new contract, which is expected to occur on or about October 1, 2007.

On April 24, 2007, we concluded an underwritten public offering of 13 million shares of our common stock. The underwriters subsequently exercised their over-allotment option to purchase an additional 1.95 million shares of our common stock, which closed on April 26, 2007. We received proceeds from the offering, totaling approximately $28.8 million, net of underwriting discounts and offering expenses. We intend to use $10 million of the net proceeds to fund international expansion opportunities in Algeria.  Through June 30, 2007, we have spent $2.1 million and expect to spend $4.9 million in the third quarter of 2007 to purchase and deploy two hydraulic workover units and ancillary equipment.  We utilized approximately $10 million of the offering proceeds to expand our North American workover business with our acquisition of StassCo Pressure Control LLC on July 31, 2007.  We expect to utilize approximately $6.9 million this year expanding into the rental tool business, including $737,000 of expenditures made in the second quarter. We intend to use the remainder of the offering proceeds to fund U.S. and other international expansion opportunities and for general corporate purposes.

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

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On June 30, 2007, we had $2,992,000 of cash and $10,928,000 in accounts receivable attributable to our Venezuelan operations.  Of this cash, $2,257,000 was denominated in U.S. Dollars and resided in a U.S. bank; the remaining $735,000 was denominated in Bolivars and resided in a Venezuelan bank.  Venezuela trade accounts receivables of $2,883,000 were denominated in Bolivars and are subject to market risks.  The remaining $8,045,000 accounts receivables are denominated in U.S. Dollars.

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

Disclosure of on and off balance sheet debts and commitments

Future Commitments (000's)
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$6,837	$1,940	$3,880	$1,017
Revolving credit facility	—	—	—	—
Subordinated debt (a)	$21,166	—	—	$21,166
Future minimum lease payments	$2,555	$541	$1,016	$998
Total commitments	$30,558	$2,481	$4,896	$23,181

       (a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. and an additional $6,166,000 adjustment for working capital acquired at March 1, 2006, in connection with the acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.  The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction related costs.  The loan balance outstanding on June 30, 2007 was $6.8 million on the term credit facility, zero on the revolving credit facility.  The revolving credit facility borrowing base was $6.4 million at June 30, 2007, leaving $5.5 million available to be drawn under the facility. The borrowing base is subject to $0.9 million outstanding under letters of credit. We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at June 30, 2007 was 8.25 % and 8.75%, respectively.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness, except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at June 30, 2007.

The $15 million of unsecured subordinated debt issued to Oil States Energy Services, Inc., in connection with the HWC acquisition was adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our Response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first six months of 2007, foreign revenues were 80% of total revenue. Revenue generated by Venezuela and Algeria during the first six months of 2007 was 23% and 25%, respectively.  The remaining foreign revenues were primarly generated by Congo, Dubai, and Egypt; however, none of these areas generated more than 11% of total revenue.  Revenue generated by both Venezuela and Algeria during the first six months of 2006 was 24% and 19%, respectively.  See “Liquidity and Capital Resources – Liquidity” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of June 30, 2007, we had floating rate obligations totaling approximately $6.8 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the June 30, 2007 levels, our interest expense would increase by a total of approximately $68,000 annually.

Item 4. Controls and Procedures

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any such proceedings will have a material adverse effect on our operations or financial position.

Item 1A.  Risk Factors

See Risk Factors under Item 1A included in the Company’s Form 10-K for the year ended December 31, 2006 and form 10-Q for the quarter ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

       None

Item 4. Submissions of Matters to a Vote of Security Holders

On June 20, 2007 we convened our annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect three Class I directors for a term of three years or until their successors have been duly elected and qualified.

The voting was as follows:

Proposal I: Election of Class I Directors.

	FOR	WITHHELD	ABSTAINING	BROKER NON-VOTES
W. Richard Anderson	66,189,727	947,197
Robert S. Herlin	66,421,062	715,862
Robert G. Croyle	66,308,207	828,717

Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

Also continuing to serve their terms as directors of the Company after the annual meeting were E.J. DiPaolo,  K. Kirk Krist, Douglas E. Swanson, Jerry L. Winchester and Cindy B. Taylor.

Item 5. Other Information

       None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
*10.1	2007 Boots & Coots Annual Performance Incentive Plan
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Gabriel Aldape
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Gabriel Aldape

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

Date:   August 8, 2007