Form 10-Q
period 2007-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2007-11-08
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 7, 2007, was 75,532,300.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS

	September 30, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,957	$5,033
Restricted cash	42	303
Receivables, net	30,016	41,319
Inventory	1,036	965
Prepaid expenses and other current assets	9,446	4,727
Total current assets	57,497	52,347

PROPERTY AND EQUIPMENT, net	53,918	43,790
GOODWILL	8,386	4,393
INTANGIBLE ASSETS, net	4,600	—
OTHER ASSETS	453	487
Total assets	$124,854	$101,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	7,921	7,475
Foreign income tax payable	3,336	5,020
Accrued liabilities	7,550	12,400
Total current liabilities	20,747	26,835
LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities……	25,578	29,492
DEFERRED TAXES	6,232	4,520
OTHER LIABILITIES	1,417	1,748

Total liabilities	53,974	62,595

COMMITMENTS AND CONTINGENCIES (Note G)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 75,511,000 and 59,186,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	1	1
Additional paid-in capital	124,868	94,479
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(52,755)	(54,824)
Total stockholders' equity	70,880	38,422
Total liabilities and stockholders' equity	$124,854	$101,017

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$24,973	$28,293	$69,184	$63,285

COST OF SALES, excluding depreciation and amortization	14,776	15,329	42,609	33,437

Gross Margin	10,197	12,964	26,575	29,848

OPERATING EXPENSES	4,380	4,401	13,366	10,732
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,637	1,295	4,088	3,113
FOREIGN CURRENCY TRANSLATION	77	62	260	174
DEPRECIATION AND AMORTIZATION	1,551	1,438	4,261	3,466

OPERATING INCOME	2,552	5,768	4,600	12,363

INTEREST EXPENSE AND OTHER, net	496	760	1,476	2,109

INCOME BEFORE INCOME TAXES	2,056	5,008	3,124	10,254
INCOME TAX EXPENSE	725	1,639	1,055	3,575

NET INCOME	1,331	3,369	2,069	6,679

PREFERRED DIVIDEND REQUIREMENTS AND ACCRETIONS	—	—	—	(616)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,331	$3,369	$2,069	$7,295

Basic Earnings per Common Share:	$0.02	$0.06	$0.03	$0.14

Weighted Average Common Shares Outstanding – Basic	74,897,000	58,696,000	68,396,000	52,047,000

Diluted Earnings per Common Share:	$0.02	$0.05	$0.03	$0.13

Weighted Average Common Shares Outstanding – Diluted	76,464,000	62,076,000	70,702,000	55,315,000

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2007
(Unaudited)
(000’s)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid – in Capital	Comprehensive Loss	Deficit	Stockholders’ Equity
BALANCES, December 31, 2006	—	$—	59,186	$1	$94,479	$(1,234)	$(54,824)	$38,422
Common stock options exercised	—	—	696	—	586	—	—	586
Restricted common stock issued	—	—	679	—	239	—	—	239
Stock based compensation	—	—	—	—	737	—	—	737
Issuance of common stock, net of offering costs	—	—	14,950	—	28,827	—	—	28,827
Net income	—	—	—	—	—	—	2,069	2,069
BALANCES, September 30, 2007	—	$—	75,511	$1	$124,868	$(1,234)	$(52,755)	$70,880

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,069	$6,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,261	3,466
Deferred tax credit	(305)	—
Stock-based compensation	976	1,212
Reversal of bad debt	—	(230)
Troubled debt restructuring interest accrual	—	(598)
Amortization of deferred loan costs	—	809
Gain on sale/disposal of assets	(640)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	13,301	(11,672)
Inventory	(71)	(58)
Prepaid expenses and other current assets	(4,719)	(2,288)
Other assets	102	380
Accounts payable and accrued liabilities	(6,689)	7,314
Net cash provided by operating activities	8,285	5,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in connection with acquisition	—	4,366
Business acquired, net of cash received	(10,694)	—
Property and equipment additions	(12,766)	(1,675)
Proceeds from sale/disposal of property and equipment	1,339	12
Net cash provided by (used in) investing activities	(22,121)	2,703

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	—	(750)
Payments of subordinated debt	—	(5,100)
Payments of term loan	(1,997)	(808)
Revolving credit borrowings(payments)	(1,917)	4,044
Proceeds from term loan	—	9,700
Redemption of preferred stock	—	(5,299)
Net proceeds from issuance of common stock	28,827	—
Decrease(increase) in restricted cash	261	(273)
Stock options exercised	586	357
Net cash provided by financing activities	25,760	1,871
Net increase in cash and cash equivalents	11,924	9,588
CASH AND CASH EQUIVALENTS, beginning of period	5,033	2,564
CASH AND CASH EQUIVALENTS, end of period	$16,957	$12,152

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,683	$2,060
Cash paid for income taxes	5,755	3,205
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends reversed	—	(616)
Common stock issued for acquisition of business	—	26,462
Conversion of preferred stock	—	1,936
Long-term notes issued for acquisition of business	—	21,166

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2006, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

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

D.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	September 30, 2007	December 31, 2006
	(unaudited)

Receivables, net:
Trade	$19,937	$27,301
Unbilled Revenue	8,143	13,656
Other	2,292	718
Allowance for doubtful accounts	(356)	(356)
	$30,016	$41,319

	September 30, 2007	December 31, 2006
	(unaudited)

Prepaid expenses and other current assets:
Prepaid taxes	$4,174	$1,509
Prepaid insurance	2,501	1,794
Other prepaid expenses and current assets	2,771	1,424
	$9,446	$4,727

	September 30, 2007	December 31, 2006
	(unaudited)

Property and equipment, net:
Land	$571	$571
Leasehold	3,148	2,895
Equipment	43,585	35,840
Firefighting equipment	5,982	5,841
Furniture, fixtures and office	2,860	1,884
Vehicles	1,800	1,308
Construction in progress	8,358	5,995

Total property and equipment	66,304	54,334
Less: Accumulated depreciation	(12,386)	(10,544)
	$53,918	$43,790

	September 30, 2007	December 31, 2006
	(unaudited)

Accrued liabilities:
Accrued compensation and benefits	$2,123	$4,914
Accrued insurance	287	1,046
Accrued taxes, other than foreign income tax	1,819	2,617
Other accrued liabilities	3,321	3,823
	$7,550	$12,400

E.  BUSINESS COMBINATION

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. The transaction was effective for accounting and financial purposes as of March 1, 2006.  As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  In April 2007, Oil States International, Inc. sold 14.95 million shares of our common stock and owns approximately 15% of our common stock outstanding as of the date of this report.

On July 31, 2007, we acquired the Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $10.6 million utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  The transaction was effective for accounting and financial purposes as of August 1, 2007.

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for our acquisitions of HWC and StassCo.  Under the purchase method of accounting, the assets acquired and liabilities assumed from HWC and StassCo were recorded at the date of acquisition at their respective fair values.  We engaged valuation firms to assist in the determination of the fair values of certain assets and liabilities of HWC and StassCo.

For HWC, the purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.3 million.  The total purchase price, including direct acquisition costs of $1.4 million and less cash acquired of $4.4 million, was $44.7 million.  The operating results of HWC are included in the condensed consolidated financial statements subsequent to the March 1, 2006 effective date.

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows:

Current assets (excluding cash)	$15,299
Property and equipment	39,645
Goodwill	4,326
Total assets acquired	59,270

Current liabilities	9,505
Deferred taxes	5,110
Total liabilities assumed	14,615

Net assets acquired	$44,655

For StassCo, the purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.1 million.  The total purchase price, including direct acquisition costs of $0.1 million and less cash acquired of $0.8 million, was $10.7 million.  The operating results of StassCo are included in the condensed consolidated financial statements subsequent to the August 1, 2007 effective date.  The intangible assets consist of customer relationships of $3,600,000 being amortized over a 13 year period and management non-compete agreements of $1,086,000 being amortized over 5.5 and 3.5 year periods.

The fair preliminary values of the assets acquired and liabilities assumed effective August 1, 2007 were as follows:

Current assets (excluding cash)	$744
Property and equipment	3,491
Goodwill	4,060
Intangible assets	4,686
Total assets acquired	12,981

Current liabilities	270
Deferred taxes	2,017
Total liabilities assumed	2,287

Net assets acquired	$10,694

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisitions will not be amortized, but will be reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value has occurred.  The goodwill related to both acquisitions has been assigned to the Well Intervention segment which is deemed the reporting unit.  The assessment of impairment on goodwill is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred.  In the fourth quarter of each year, the Company will perform an annual impairment assessment of goodwill based on the fair value of the Well Intervention reporting unit.  The Company performed its annual review in the fourth quarter of 2006 and determined that no impairment was necessary.

The following unaudited pro forma financial information presents the combined results of operations of the Company, HWC, and StassCo as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$25,422	$28,866	$71,989	$73,206
Operating Income.	2,659	5,916	5,789	14,419
Net Income	1,390	3,446	2,769	7,818
Basic Earnings Per Share	0.02	0.06	0.04	0.15
Diluted Earnings Per Share	0.02	0.06	0.04	0.14

Basic Shares Outstanding	74,897	58,696	68,396	58,460
Diluted Shares Outstanding	76,464	62,076	70,702	61,734

F. LONG-TERM DEBT AND NOTES PAYABLE

           In conjunction with our acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction-related expenses we incurred in our acquisition of HWC.  The loan balance outstanding as of September 30, 2007 was $6.4 million on the term credit facility and there was no balance on the revolving credit facility.

           At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate (LIBOR) plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rates applicable to borrowings under the revolving credit facility and the term credit facility at September 30, 2007 were 7.75% and 8.25%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.    Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2) covenant above.  We were in compliance with these covenants at September 30, 2007.

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

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $5.8 million as of September 30, 2007 and an interest rate of 7.75% as of September 30, 2007	$—	$1,917
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an interest rate of 8.25% as of September 30, 2007	6,352	8,349
Subordinated unsecured debt issued to Oil States Energy Services, Inc. with a fixed interest rate of 10%	21,166	21,166
Total debt	27,518	31,432
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$25,578	$29,492

G. COMMITMENTS AND CONTINGENCIES

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  Management does not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

H. EARNINGS PER SHARE

           Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$1,331	$3,369	$2,069	$7,295
Denominator:
For basic earnings per share-weighted-average shares	74,897	58,696	68,396	52,047
Effect of dilutive securities:
Stock options and warrants(1)	1,567	3,380	2,306	3,268
Denominator:
For diluted earnings per share – weighted-average shares	76,464	62,076	70,702	55,315

(1)
Excludes the effect of outstanding stock options and warrants that have an anti-dilutive effect on earnings per share for the three and nine month periods ended September 30, 2007 and September 30, 2006.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at September 30, 2007, and 2006 included: (1) 5,782,000 and 6,423,000 common shares, respectively, issuable upon exercise of stock options, and (2) 637,500 and 732,000 common shares, respectively, issuable upon exercise of stock purchase warrants.

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

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123R.

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2007	2006	2007	2006
Risk-free interest rate	N/A	4.68%	4.60%	4.64%
Expected dividend yield	―	―	―	―
Expected option life	N/A	6.5 yrs	3.9 yrs	6.5 yrs
Expected volatility	N/A	96.7%	60.8%	96.1%
Weighted average fair value of options granted at market value	N/A	$1.20	$1.03	$1.17
Forfeiture rate	N/A	4.82%	4.12%	4.82%

For the three months ended September 30, 2007, there were no stock options granted.

J. BUSINESS SEGMENT INFORMATION

Effective January 1, 2006, we redefined the segments in which we operate as a result of our acquisition of HWC. Our business segments are “well intervention” and “response”.  Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation”.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue.  HWC’s results from and after March 1, 2006 are included in our consolidated operating results.

The well intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators.  The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program.  This segment also includes services performed by our hydraulic workover and snubbing units when used to enhance production of oil and gas wells and when utlitized for underbalanced drilling, workover, completions and plug and abandonment services. A hydraulic workover or snubbing unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may be used for snubbing operations to service wells under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures. This segment additionally includes the rental of pressure control and flowback equipment which was an expansion of the Company’s well intervention segment.

The response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing services provided during a response. These services are designed to minimize response time and mitigate damage while maximizing safety.

Information concerning segment operations for the three and nine months ended September 30, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
	(Unaudited)

Three Months Ended September 30, 2007:
Operating Revenues	$21,538	$3,435	$24,973
Operating Income(1)(2)	1,268	1,284	2,552
Identifiable Operating Assets(3)	115,260	9,594	124,854
Capital Expenditures	5,221	992	6,213
Depreciation and Amortization(1)	1,466	85	1,551

Three Months Ended September 30, 2006:
Operating Revenues	$21,311	$6,982	$28,293
Operating Income(1)(2)	3,086	2,682	5,768
Identifiable Operating Assets(4)	83,360	11,661	95,021
Capital Expenditures	606	267	873
Depreciation and Amortization(1)	1,340	98	1,438

	Well Intervention	Response	Consolidated
	(Unaudited)

Nine Months Ended September 30, 2007:
Operating Revenues	$60,724	$8,460	$69,184
Operating Income(1)(2)	1,634	2,966	4,600
Identifiable Operating Assets(3)	115,260	9,594	124,854
Capital Expenditures	11,172	1,594	12,766
Depreciation and Amortization(1)	4,109	152	4,261

Nine Months Ended September 30, 2006:
Operating Revenues	$54,148	$9,137	$63,285
Operating Income(1)(2)	8,968	3,395	12,363
Identifiable Operating Assets(4)	83,360	11,661	95,021
Capital Expenditures	1,241	434	1,675
Depreciation and Amortization(1)	3,325	141	3,466

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and  the  remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At September 30, 2007
(4)	At September 30, 2006

K. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the nine months ended September 30, 2007. The adoption of FIN 48 therefore had no material impact to the Company’s consolidated financial statements.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2003 remain open in Venezuela, and tax years subsequent to 2002 remain open in Algeria.

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

L. EQUITY OFFERING

On April 24, 2007, we concluded an underwritten public offering of 13 million shares of our common stock. The underwriters subsequently exercised their over-allotment option to purchase an additional 1.95 million shares of our common stock, which closed on April 26, 2007. We received offering proceeds totaling approximately $28.8 million, net of underwriting discounts and offering expenses. Through September 30, 2007, we spent $3.1 million, with an additional $3.9 million to be spent in the fourth quarter of 2007 to purchase and deploy two hydraulic workover units and ancillary equipment to Algeria.  We utilized approximately $10 million of the offering proceeds to acquire StassCo Pressure Control LLC on July 31, 2007.  Approximately $6.9 million is for expansion into the pressure control rental tool business, including $3.2 million of expenditures we made through September 30, 2007.  The remainder of the offering proceeds are designated for funding U.S. and other international expansion opportunities and for general corporate purposes.

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

Overview

             We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa, and the Middle East. Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and to reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services, and engineering services. Our well intervention segment includes services performed by our hydraulic workover and snubbing units when used to enhance production of oil and gas wells and when utilized for underbalanced drilling, workover, well completions and plugging and abandonment services.  Our response segment consists of personnel, equipment and emergency services utilized during a critical well event including snubbing and other workover services provided during a response to a critical well event.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc.  The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired. In April 2007, Oil States International, Inc. sold 14.95 million shares of our common stock and now owns approximately 15% of our common stock as of the date of this report.  As a result of the acquisition, we acquired the ability to provide hydraulic units for emergency well control situations and various well intervention solutions involving workovers, well drilling, well completions and plugging and abandonment services. Hydraulic units may be used for both routine and emergency well control situations in the oil and gas industry. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may also be used for snubbing operations to service wells under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $10.7 million utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  The transaction was effective for accounting and financial purposes as of August 1, 2007.  Accounting for the acquisition has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the acquisition date. StassCo operates four hydraulic rig assist units in the Cheyenne basin, Wyoming, and presence in the Rockies is a key to our strategy to expand North America land operations.

The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and workover activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time.  As a result, we experience large fluctuations in our revenues from these services.  Non-critical services, reported as our well intervention segment, while subject to typical industry volatility associated with commodity prices, drilling activity levels and the like, provide more stable revenues and our strategy has been, and continues to be, to expand these product and service offerings to mitigate the revenue and earnings volatility associated with our critical well event segment.

Segment Information

Effective January 1, 2006, we redefined the segments in which we operate as a result of our acquisition of HWC.  Our current business segments are “well intervention” and “response”.

The well intervention segment consists of services that are designed to reduce the number and severity of critical well events and enhance production for oil and gas operators.  The scope of these services includes training, contingency planning, well plan reviews, audits, inspection services and engineering services offered through our Safeguard programs and services offered in conjunction with our WELLSURE® risk management program.  This segment also includes services performed by hydraulic workover and snubbing units when used to enhance production of oil and gas wells and when utilized for underbalanced drilling, workover, well completions and plug and abandonment services.  This segment additionally includes the rental of pressure control and flowback equipment which was an expansion of the Company’s well intervention segment.

The response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response. These services include snubbing services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.

Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation” and as disclosed in our annual report on Form 10-K for the year ended December 31, 2006.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro-rata between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue.  Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.  HWC’s operating results from and after March 1, 2006 and StassCo’s operating results from and after August 1, 2007 are included in our consolidated operating results.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three and nine months ended September 30, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2007	2006	2007	2006
Revenues
Well Intervention	$21,538	$21,311	$60,724	$54,148
Response	3,435	6,982	8,460	9,137
	$24,973	$28,293	$69,184	$63,285
Cost of Sales
Well Intervention	$13,816	$13,526	$40,339	$31,198
Response	960	1,803	2,270	2,239
	$14,776	$15,329	$42,609	$33,437
Operating Expenses(1)
Well Intervention	$3,499	$2,338	$10,821	$7,819
Response	881	2,063	2,545	2,913
	$4,380	$4,401	$13,366	$10,732
Selling, General and Administrative Expenses(2)
Well Intervention	$1,489	$1,021	$3,821	$2,839
Response	225	336	527	448
	$1,714	$1,357	$4,348	$3,287
Depreciation and Amortization(1)
Well Intervention	$1,466	$1,340	$4,109	$3,325
Response	85	98	152	141
	$1,551	$1,438	$4,261	$3,466
Operating Income(Loss)
Well Intervention	$1,268	$3,086	$1,634	$8,968
Response	1,284	2,682	2,966	3,395
	$2,552	$5,768	$4,600	$12,363
                _________________________________

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and  the  remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenue

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.

Comparison of the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006

Revenues

Well intervention revenues were $21,538,000 for the quarter ended September 30, 2007, compared to $21,311,000 for the quarter ended September 30, 2006, representing an increase of $227,000, or 1.1%, in the current quarter.  The increase in revenue is due to growth initiatives in our international prevention and risk management services, our hydraulic workover and snubbing services in Wyoming, North Texas and Egypt which was offset by lower activity in the Gulf of Mexico and Venezuela.

Response revenues were $3,435,000 for the quarter ended September 30, 2007, compared to $6,982,000 for the quarter ended September 30, 2006, a decrease of $3,547,000, or 50.8% in the current quarter due to a lower level of international emergency response activity.

Cost of Sales

Well intervention cost of sales were $13,816,000 for the quarter ended September 30, 2007, compared to $13,526,000 for the quarter ended September 30, 2006, an increase of $290,000, or 2.1%, in the current quarter. During the current quarter, cost of sales represented 64.1% of revenues compared to 63.5% of revenues in the prior year quarter. The increase was primarily due to $200,000 of start up cost of sales related to our entry into the pressure control rental tool and North Texas snubbing  businesses.

Response cost of sales were $960,000 for the quarter ended September 30, 2007, compared to $1,803,000 for the quarter ended September 30, 2006, a decrease of $843,000, or 46.8%.  During the current quarter, cost of sales represented 27.9% of revenues compared to 25.8% of revenues in the prior year quarter.  This 2.1% increase was primarily due to an increase in third party equipment rental expense in the current quarter.

Operating Expenses

Consolidated operating expenses were $4,380,000 for the quarter ended September 30, 2007, compared to $4,401,000 for the quarter ended September 30, 2006, a decrease of $21,000, or 0.5%, in the current quarter. During the quarter, operating expense represented 17.5% of revenues compared to 15.6% of revenues in the prior year quarter.  The current year quarter gain on disposal of assets was offset by start up expenses of $200,000 for the pressure control rental tool business .

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $1,714,000 for the quarter ended September 30, 2007, compared to $1,357,000 for the quarter ended September 30, 2006, an increase of $357,000, or 26.3%, in the current quarter.  During the current quarter, SG&A and other operating expenses represented 6.9% of revenues compared to 4.8% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in salaries and benefits, advertising and trade show expenses and professional fees.  The increases were offset by a decrease in bonus expense.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $113,000 in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 primarily due to amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC.  The intangible assets consist of customer relationships of $3,600,000 being amortized over a 13 year period and management non-compete agreements of $1,086,000 being amortized over 5.5 and 3.5 year periods.

Interest Expense and Other Expenses, net,

Net interest and other expenses decreased by $264,000 in the quarter ended September 30, 2007 compared to the prior year quarter.  Interest expense decreased by $138,000 as a result of paying down debt with net proceeds from our public offering of common stock in April 2007 and the capitalization of interest expense.  The interest income increase of $134,000 was due to earnings from funds received from our public offering of common stock in April 2007.

Income Tax Expense

Income taxes for the quarter ended September 30, 2007 totaled $725,000, or 35.3% of pre-tax income compared to the quarter ended September 30, 2006 total of $1,639,000, or 32.7% of pre-tax income.  The increase in the quarter-to-date effective tax rate is largely due to the lower portion of 2007 income before taxes from domestic sources which limits the amounts of foreign tax credit and net operating loss carryforward.  The decrease in tax expense for the quarter ended September 30, 2007 compared to the prior year quarter is due to a decrease in income before tax offset by an increase in the effective tax rate.

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Revenues

Well intervention revenues were $60,724,000 for the nine months ended September 30, 2007, compared to $54,148,000 for the nine months ended September 30, 2006, an increase of $6,576,000, or 12.1% in the current period.  The increase of $5,309,000 in revenue is due to the inclusion of nine months of hydraulic workover results in the current year compared to seven months in the year 2006.  The remaining increase in revenue is due to growth initiatives in our international prevention and risk management services, our hydraulic workover and snubbing services in Wyoming, North Texas and Egypt which was offset by lower activity in the Gulf of Mexico and Venezuela.

Response revenues were $8,460,000 for the nine months ended September 30, 2007, compared to $9,137,000 for the nine months ended September 30, 2006, a decrease of $677,000, or 7.4%, in the current period.  The decrease was primarily due to a lower level of premium priced international emergency response activity.

Cost of Sales

Well intervention cost of sales were $40,339,000 for the nine months ended September 30, 2007, compared to $31,198,000 for the nine months ended September 30, 2006, an increase of $9,141,000, or 29.3%, in the current period. During the nine months ended September 30, 2007, cost of sales represented 66.4% of revenues compared to 57.6% of revenues in the prior year quarter.  The increase was primarily the result of an additional cost of sales of $7,197,000 due to the inclusion of nine months of hydraulic workover cost of sales in the current year compared to seven months in the prior year.  The dollar increase was also due to $750,000 of start up cost of sales related to our entry into the pressure control rental tool and North Texas snubbing  businesses and to our expansion of Middle East snubbing and North African prevention and risk management services. In addition, the cost of sales for areas experiencing revenue increases were not fully offset by cost reductions associated with revenue decreases due to the semi-fixed costs related to the hydraulic workover and snubbing services in the Gulf of Mexico and Venezuela as well as the reduction of non-recurring low cost Gulf of Mexico remediation work from the prior year nine month period.

Response cost of sales were $2,270,000 for the nine months ended September 30, 2007, compared to $2,239,000 for the nine months ended September 30, 2006, an increase of $31,000, or 1.4%, in the current period.  During the nine months ended September 30, 2007, cost of sales represented 26.8% of revenues compared to 24.5% of revenues in the prior year.  The 2.3% increase was primarily driven by the lower level of international activity.

Operating Expenses

Consolidated operating expenses were $13,366,000 for the nine months ended September 30, 2007, compared to $10,732,000 for the nine months ended September 30, 2006, an increase of $2,634,000, or 24.5% in the current period.  The increase was primarily the result of an additional $1,418,000 due to the inclusion of nine months of hydraulic workover operating expense in the current year compared to seven months in the prior year as well as additional support personnel costs which include start up expenses of $1,054,000 for our pressure control rental business, our prevention and risk management business in the Middle East and North Africa, and our hydraulic workover and snubbing business in North Texas and the Middle East.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) were $4,348,000 for the nine months ended September 30, 2007, compared to $3,287,000 for the nine months ended September 30, 2006, an increase of $1,061,000 or 32.3%, in the current period.  During the nine months ended September 30, 2007, SG&A expense represented 6.3% of revenues compared to 5.2% of revenues in the prior year.  This increase in total SG&A expense is primarily due to salaries and benefits, advertising and trade show expenses, shareholder meeting and director expenses.  The increases were offset by decreases in professional fees and bonus expense.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $795,000 between the nine months ended September 30, 2007 and 2006.  The increase was primarily due to an additional $704,000 resulting from the inclusion of nine months of hydraulic workover depreciation in the current year compared to seven months of hydraulic workover depreciation in the prior year and the amortization of intangible assets related to the acquisition of StassCo Pressure Control LLC.

Interest Expense and Other Expenses, net,

Net interest and other expenses decreased by $633,000 in the nine months ended September 30, 2007 compared to the prior year period.  The interest expense decrease was primarily due to capitalized interest expense of $275,000 in 2007.  The interest income increase of $405,000 was due to earnings from funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

Income Tax Expense

Income taxes for the nine months ended September 30, 2007 were $1,055,000, or 33.8% of pre-tax income compared to the nine months ending September 30, 2006 of $3,575,000, or 34.9% of pre-tax income.  The decrease in the year-to-date effective rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due to the higher portion of 2007 income before taxes from foreign sources with lower tax rates.  The decrease in tax expense for the nine months ended September 30, 2007 compared to the prior year period is due to a decrease in income before tax and the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity

At September 30, 2007, we had working capital of $36,750,000, including an unrestricted cash balance of $16,957,000. We ended the period with stockholders’ equity of $70,880,000.  For the nine months ended September 30, 2007, we generated operating income of $4,600,000 and net cash provided by operating activities was $8,285,000.  Net cash used by investing activities was $22,121,000, which included $12,766,000 in capital expenditures and $10,694,000 for acquisitions.

In early April 2007, we were notified by a customer in Qatar that as a result of changes to its well completion plans, it would no longer require snubbing services. As a consequence, the customer no longer required the services of a rig assist unit that we had procured and deployed to the region. Under the terms of our contract with the customer, the customer has the option to either obtain ownership of the unit by paying us a lump cash sum of $4.2 million, which is approximately equal to our costs for procuring the rig assist unit and transporting it, or to make installment payments to us over a period of 24 months totaling approximately $4.0 million, in which case we would retain ownership of the unit.  We are negotiating with the customer with the objective of retaining ownership of the unit and resolving all amounts subject to reimbursement in exchange for a lump cash sum at a discount to the $4.0; however, we have not concluded an agreement in this regard.

On June 26, 2007, one of our hydraulic workover units and its auxiliary equipment was lost as a consequence of the sinking of a third party service vessel off the coast of the Republic of Congo.  We believe that substantially all of our costs to replace the lost unit and its auxiliary equipment, estimated to be approximately $2.5 million, will be offset by recoveries under insurance policies.  As a consequence of the loss of the unit, our customer exercised its contractual right to terminate the contract for the unit.  However, we entered into a nonbinding letter of intent for a new three year agreement with the customer pursuant to which we effectively receive standby personnel payments from July 1, 2007 until delivery of the replacement unit and, thereafter, daily day rates slightly higher than under the terminated agreement. The customer also agreed to reimburse us for our costs to mobilize the replacement equipment. As a consequence, we expect our revenue losses to be limited to the day rate we would have been paid for under the prior contract partially offset by the standby revenue (net reduction of approximately $245,000 per month) until the commencement of operations under the new contract, which occurred on November 1, 2007.

In April 2007, we concluded an underwritten public offering of 14.95 million shares of our common stock. We received proceeds totaling approximately $28.8 million, net of underwriting discounts and offering expenses. Through September 30, 2007, we spent $3.1 million, with the remaining $3.9 million to be spent in the fourth quarter of 2007 to purchase and deploy two hydraulic workover units and ancillary equipment to Algeria.  We utilized approximately $10.7 million of the offering proceeds to acquire StassCo Pressure Control LLC on July 31, 2007.  We expect to expend approximately $6.9 million to expand into the pressure control rental tool business, including $3.2 million of expenditures we made through September 30, 2007. We intend to use the remainder of the offering proceeds to fund U.S. and other international expansion opportunities and for general corporate purposes.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On September 30, 2007, we had cash of $973,000 denominated in Bolivars and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $1,818,000 were denominated in Bolivars and included along with cash in net working capital denominated in Bolivars of $1,998,000 and subject to market risks.

           The Venezuelan government implemented a foreign currency control regime on February 5, 2003.  This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar, to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account.  Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. Management continues to monitor the situation closely.

           Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc., we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar.  This change allows us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

Disclosure of on and off balance sheet debts and commitments

Future Commitments (000's)
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$6,352	$1,940	$3,880	$532
Revolving credit facility	—	—	—	—
Subordinated debt (a)	$21,166	—	$21,166	—
Future minimum lease payments	$2,776	$497	$1,182	$1,097
Total commitments	$30,294	$2,437	$26,228	$1,629

       (a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. and an additional $6,166,000 adjustment for working capital acquired at March 1, 2006, in connection with the HWC acquisition.

Credit Facilities/Capital Resources

           In conjunction with our acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.  The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for transaction-related expenses we incurred in our acquisition of HWC.  The loan balance outstanding on September 30, 2007 was $6.4 million on the term credit facility and zero on the revolving credit facility.  The revolving credit facility borrowing base was $5.8 million at September 30, 2007, adjusted for $1.5 million outstanding under letters of credit leaving $4.3 million available to be drawn under the facility. We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate (LIBOR) plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at September 30, 2007 was 7.75 % and 8.25%, respectively.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

           Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2) covenant above.  We were in compliance with these covenants at September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the first nine months of 2007, foreign revenues were 77% of total revenue. Revenue generated by Venezuela and Algeria during the first nine months of 2007 was 20% and 24%, respectively.  The remaining foreign revenues were primarily generated by Congo, Dubai, and Egypt; however, none of these areas generated more than 11% of total revenue.  Revenues generated by both Venezuela and Algeria during the first nine months of 2006 was 20% and 21%, respectively.  See “Liquidity and Capital Resources – Liquidity” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of September 30, 2007, we had floating rate obligations totaling approximately $6.4 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the September 30, 2007 levels, our interest expense would increase by a total of approximately $64,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our business is dependent not only on securing new customers but also on maintaining current customers. Venezuela's state owned oil company and Algeria's national oil company together accounted for 44% of our consolidated revenues during the nine months ended September 30, 2007. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. Furthermore, if the projects of our significant customers are delayed or curtailed, our results of operations for the affected periods could be adversely affected.

        During the first nine months of 2007, our results of operations have been adversely affected by delays in projects of our customers in Venezuela. We believe that these delays are the result of management changes within Venezuela's state owned oil company and uncertainty associated with the anticipated nationalization of Venezuela's oil and gas industry and related changes in operators of oil and gas properties. Although we expect the delayed projects to resume in due course, we cannot offer assurance as to the timing of the resumption of these projects. Continued delays could adversely affect our results of operations beyond the third quarter of 2007.  Revenue generated by PDVSA during the first nine months of 2007 was 94% of the total Venezualan generated revenues.

Also see Risk Factors under Item 1A included in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

       None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

       Don B. Cobb, Executive Vice President, resigned effective September 6, 2007.

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

Date:   November 8, 2007