Form 10-K
period 2007-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2008-03-13
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
_______________

Form 10-K
_______________

For the fiscal year ended December 31, 2007

Commission file number 1-13817
_______________

Boots & Coots
International Well Control, Inc.
(Name of Registrant as specified in Its Charter)

Delaware	11-2908692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7908 N. Sam Houston Parkway W., 5th Floor	77064
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

281-931-8884
(Registrant's Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule (12b-2))
Large Accelerated Filer    ☐                                                 Accelerated Filer    ☒                                           Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2007 was $115,894,000.

The number of shares of the issuer's common stock, par value $.00001, outstanding on March 11, 2007 was 75,776,581.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2007

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or control. We do not undertake any obligation to publicly update or revise publicly any forward-looking statements. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

Item 1.  Business.

General

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, South America, North Africa, West Africa and the Middle East.  Our customers include major and independent oil and gas companies in the U.S. market and major international and foreign national oil and gas producers as well as other oilfield service companies.  Our service lines are organized into two business segments; well intervention and response.  Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and to reduce the number and severity of critical events such as oil and gas well fires, blowouts or other incidences due to loss of control at the well. This business segment consists primarily of hydraulic workover and snubbing services, prevention and risk management services and pressure control equipment rental and services.  Our response segment consists of personnel, equipment and emergency services utilized during a critical well event.  We have a long history in the oil and gas industry and are widely recognized for our emergency response services.

Executive Offices.    Our principal offices are located at 7908 N. Sam Houston Parkway W., 5th Floor, Houston, Texas 77064, and our telephone number is (281) 931-8884. Our website is located at www.boots-coots.com.

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

On July 31, 1997, we acquired substantially all of the operating assets of Boots & Coots, L.P., a Colorado limited partnership, and the stock of our subsidiary corporations, Boots & Coots Overseas, Ltd., and Boots & Coots de Venezuela, S.A. Boots & Coots, L.P. and our subsidiaries were engaged in oil well fire fighting, snubbing and blowout control services. Boots & Coots, L.P. was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services. As a consequence of the acquisition of Boots & Coots, L.P., we became a worldwide leader in the oil well firefighting and blowout control industry, reuniting many of the former employees of the Red Adair Company.

Acquisitions

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc.  As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes of $21.2 million.  In April 2007, Oil States International, Inc. sold 14.95 million shares of our common stock and now owns approximately 15% of our common stock. Additionally, they hold the subordinated note of $21.2 million payable in September 2010, as of the date of this report.  Our acquisition of hydraulic workover and snubbing equipment and services is reported in our well intervention business segment.  This service line has significantly expanded and enhanced our pressure control services capabilities and further emphasizes our strategy of complementing our pressure control experience gained through our response service line.  Well intervention services are routinely needed by oil and gas exploration and development companies.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $11.2 million, including direct acquisition costs of $0.1 million, a payable to the sellers of $0.5 million and less cash acquired of $0.8 million.  This transaction was funded utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  StassCo performs snubbing services in the Cheyenne basin, Wyoming and operates four hydraulic rig assist units.  This acquisition is an entry point to the Rockies pressure control market, a key to our strategy to expand North America land operations.

Our Industry

Our business is primarily dependent on the condition of the oil and gas industry.  Demand for our services is cyclical and dependent upon the level of capital expenditures by oil and gas companies for well intervention services in our operating areas.  These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, political and economic conditions, governmental regulation and the availability and cost of capital.  Our well intervention business is directly impacted by the level of North American and international rig counts.  Demand for oilfield products and services may indirectly impact the longer-term prospects for our well control and other event-driven services.

Business Strategy

 We have endeavored to build upon our demonstrated strengths in providing pressure control services by growing more predictable revenues from our well intervention services business.  During 2007, we were successful in expanding our pressure control services as we invested $5.9 million to launch our pressure control equipment rental and services business.  These services are currently provided primarily in the Gulf Coast and central Texas regions, however, we plan to expand this business into other operating areas where we provide pressure control services, including international markets where we are able to secure contract commitments from our customers.  We also expanded our geographic presence in the North American land market as we increased our hydraulic unit fleet with the acquisition of StassCo in the Rockies.  We intend to continue to seek complementary business acquisitions that position us to attain more predictable levels of income, broaden our pressure control service capabilities and increase our geographic presence.  The market for well control response services is finite, with services dependent upon the occurrence of blowouts that cannot be reasonably predicted; however, as we expand our well intervention services, we anticipate our response business will benefit from our well intervention business development efforts and increased geographic presence in the U.S. and international markets.

Business Segments

Well Intervention

History.    In 1999, we began to offer well intervention services in an effort to reduce the uncertainty of revenue in the response business. Well intervention services began with the introduction of our “Safeguard” prevention and risk management services in Alaska. We expanded these services into Venezuela in late 1999 and into Algeria in 2001. The Safeguard operations in Algeria were significantly expanded in 2004 when we entered into new long-term contracts with Algeria's national oil and gas company, Sonatrach, and ENSP, one of the Algeria national oil and gas service providers.  In 1999, we introduced our WELLSURE® program, which provides oil and gas operators and insurance underwriters a medium for effective management of well control insurance costs. We expanded this program internationally into Canada in 2003 and Indonesia in 2004.  The most substantial increase in our well intervention services business and our overall scope of services resulted from our March 3, 2006 acquisition of our hydraulic workover and snubbing services business.  The acquisition significantly expanded our pressure control services to include hydraulic workover and snubbing operations and expanded our geographic presence in key international oil and natural gas markets.  In 2007, we further expanded our pressure control services by commencing our pressure control equipment rental and services business primarily in the Gulf Coast, Central and East Texas regions.

Description.    Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental and services.  These services are available for both onshore and offshore operations for U.S. and international customers.   Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by the price of oil and natural gas.  Call out services range in duration from less than a week in the case of a single well cleanout procedure to more than one year for a multi-well plugging and abandonment campaign.  Internationally, revenue is typically generated on a contractual basis, with contracts ranging between six months and three years in duration.

Trends.    The advancement of under-balanced drilling techniques and well completion methods is being utilized to unlock the potential in unconventional resource recovery and is driving demand for hydraulic snubbing equipment. Underbalanced drilling can reduce lost circulation, minimize differential sticking, decrease time, and most importantly, complete more productive wells by avoiding formation damage. Similarly, completion techniques utilizing snubbing services have also advanced to drive the economics of these unconventional natural gas resource plays.  This trend has gained acceptance in the North American shale resource play and we expect these techniques to expand into international natural gas producing markets.

In the international markets, national oil and gas companies and large international operators are aware of the risks associated with older, poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risks from fields positioned in high population areas. This awareness is leading to increased demand for prevention and risk management services to assess the magnitude of exposure, prevent catastrophic failures and mitigate damages in the event a loss occurs. We provide these risk management services in the form of training, risk analyses, contingency planning, audit programs and well inspections, as well as the prevention and control of blowouts and the mitigation of risks related to installations. These services are typical of those provided under our Safeguard programs to foreign national oil and gas companies and international oil and gas companies.

Demand for natural gas is expected to continue rising; driven by its cleaner burning property and by economics when compared to oil.  As investments in LNG infrastructure are made, we believe that natural gas will be transformed from a regional resource to a commodity that can be readily traded and transported globally, increasing its commercial value in underdeveloped emerging markets of West Africa and the Middle East.  We expect to benefit from increased international gas drilling as these wells typically have higher wellbore pressure and require pressure control services such snubbing and pressure control equipment rental and services.

Our principal products and services of our well intervention business segment include:

Hydraulic Workover/Snubbing.    This service line includes those services performed by hydraulic workover and snubbing units primarily to enhance production of oil and gas wells.  We provide our hydraulic workover and snubbing units and services in various well intervention solutions involving workovers, well drilling, well completions, plugging and abandonment services and snubbing operations in pressure situations.  Hydraulic units may be used for both routine and emergency well control situations in the oil and gas industry.  Our hydraulic workover and snubbing units are specially designed for moving tubulars in and out of a wellbore using hydraulic pressure.  When snubbing, the unit is pushing pipe or tubulars into the well bore against well bore pressures.  Due to their small size and ability to work on wells under pressure, hydraulic units offer some advantages over larger conventional workover and drilling rigs in onshore and offshore applications, especially when performing workover services on wells with pressure.  We operate a fleet of 33 hydraulic workover and snubbing units; 26 of which are “stand alone” units and 7 are rig assist units.  We own all of the units except two of the “stand alone” units, which we operate on behalf of a customer.  In 2007, we assembled a unit at our Louisiana facility and refurbished three underutilized snubbing units, which were deployed internationally and to U.S. onshore operations.  Our units are deployed in various markets; nine in the Mid Continent and Rockies regions, nine in the Gulf Coast, three in Venezuela, six in Africa and six in the Middle East.  The utilization rate for our total fleet of hydraulic units was 36.7% in 2007 compared to 35.5% in 2006.  Utilization rates are impacted by the regional demand for hydraulic workover and snubbing units, the capabilities of the units in the region relative to the specific applications and capabilities desired by customers, and the nature of our contractual arrangements with customers.  Our utilization rates are particularly affected by the concentration of our fleet in the U.S., where we are typically unable to obtain contractual utilization commitments from customers, our continuing efforts to upgrade and redeploy certain units to better position our fleet for opportunities in the U.S. gas drilling market, and the fact that we are required to stage units in specific  international markets to service our regional customer base due to the particular application and capacity required.  Utilization may increase as underutilized units in the U.S. are redeployed domestically and we continue to expand internationally, where service contracts typically have terms of six months to three years.  In 2008, we plan to assemble new hydraulic units in order to supplement our most highly utilized unit class and  to service our expanding international business.

Safeguard.     Safeguard includes services that are designed to reduce the number and severity of critical well events by providing dedicated prevention and risk management services.   Safeguard was specifically designed for international producers and operators, including foreign national oil and gas companies, through  dedicated prevention and risk management services. These services include training, contingency planning, well plan reviews, audits, inspection services and engineering services.  The growth of our Safeguard business reflects an industry trend moving operators towards a higher level of preventative and risk mitigation measures to protect against critical well events.  These services typically generate revenue on a contractual basis dependent upon the breadth, scope, and duration of services performed.  We provide these services to customers in the United States, Venezuela, the Middle East and North Africa, for both onshore and offshore applications

WELLSURE® Program.    We and Global Special Risks, Inc., a managing general insurance agent located in Houston, Texas and New Orleans, Louisiana, have formed an alliance that offers oil and gas exploration and production companies, through retail insurance brokers, a program known as "WELLSURE®," which combines traditional well control and blowout insurance with our post-event response services and well control preventative services, including company-wide and/or well specific contingency planning, personnel training, safety inspections and engineering consultation. Insurance provided under WELLSURE® has been arranged with leading London insurance underwriters. WELLSURE® program participants are provided with the full benefit of having us as a safety and prevention partner. We generate service fees based upon the scope of prevention activity required.

Engineering Services.    With greater pressure control engineering capabilities than our competitors, we provide pre-event engineering services that include consultation, well planning, dynamic kill modeling and intervention planning.

Firefighting Equipment Sales and Service.    In this service line, we sell complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services.

Specialized Drilling Engineering.    We have a highly specialized in-house engineering staff which provides engineering services, including planning and design of relief well drilling (trajectory planning, directional control and equipment specifications, and on-site supervision of drilling operations); planning and design of production facilities which are susceptible to well capping or other control procedures and mechanical and computer aided designs for well control equipment.

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

Pressure Control Equipment Rental and Servcies.  This service line was added to our suite of pressure control services during 2007.  Our pressure control equipment is utilized primarily during the drilling and completion phases of oil and gas producing wells.  A typical job includes rental of equipment such as high pressure flow iron, valves, manifolds and chokes. Typically one or two technicians assemble, operate and maintain our equipment during the rental phase.  We provide these services on a day rental and service basis with rates varying based on the type of equipment and length of time of rental and service.  This business is currently operating in the Gulf Coast and Central and East Texas regions.  We plan to expand this business into other operating areas where we provide pressure control services such as in the Rockies, North Texas and Oklahoma, including international markets where we are able to secure contractual commitments from our customers.

Response

History.    The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company; the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley hired Paul “Red” Adair, who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Matthews and Raymond Henry as members of his professional firefighting staff. Mr. Adair later added Richard Hatteberg, Danny Clayton, Mike Foreman and Juan Moran to his staff, and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Matthews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots, an independent firefighting, snubbing and blowout control company.

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

Description.    Our response services consist of personnel, equipment and emergency services utilized during a critical well event, such as an oil and gas well fire, blowout, or other loss of control at the well. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time, mitigate damage, and maximize safety. Revenue is generated through personnel time and material. Personnel time consists of day rates charged for working crews usually consisting of a team of four personnel. Day rates charged for personnel time vary widely depending upon the perceived technical, political, and security risks inherent in a project. Critical events are typically covered by our customers' insurance, lowering the risk of non-payment. The emergency response business is by nature episodic and unpredictable.

Our principal products and services for response segment include:

Well Control.    This service line offers two distinct levels of service.  A critical event response refers to a well control situation in which hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred.  Such an event frequently results in explosive fires, loss of life, damage to or destruction of drilling and production facilities, substantial environmental damage and the loss of significant production revenue. Because critical events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of our critical event work. Critical events of catastrophic proportions can result in significant revenues to us in the year of the incident. Our professional firefighting staff has over 300 years of combined industry experience in responding to critical events, oil well fires and blowouts.  Non-critical event response, on the other hand, is intended to address more common sub-surface operating problems that do not involve escaping hydrocarbons.  These events typically occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most non-critical events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and in those instances, we are called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While non-critical events do not ordinarily have the revenue impact of a critical event, they are more frequent. Non-critical events sometimes escalate into critical events.

Firefighting Equipment Rentals.    This service includes the rental of specialty well control and firefighting equipment primarily for use in conjunction with critical events; including firefighting pumps, pipe racks, athey wagons, pipe cutters, crimping tools and deluge safety systems. We charge for this equipment on a per diem basis.

WELLSURE® Program.    Under the WELLSURE® program, we have formed an alliance with a managing general insurance agent that offers oil and gas exploration and production companies a program which  combines traditional well control and blowout insurance with our post-event response services and well control prevention services.  WELLSURE® program participants are provided with the full benefit of having us as a safety, prevention and emergency well control response partner in an emergency. We generate service fees based upon the scope of prevention and well control response services performed.

Snubbing Services.    We provide hydraulic snubbing units for emergency well control situations to the oil and gas industry. A hydraulic snubbing unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. When a unit is snubbing, it is pushing pipe or tubulars into the well bore against well pressures. These units may also be used for blowout control and pipe recovery during a response event.

Customers

Our customers include major and independent oil and gas companies in the U.S. market, major international and foreign national oil and gas producers, as well as other oilfield service companies.  While pressure control services in general are generated from a base of several hundred customers, a significant portion of the total revenue in recent years has been generated by less than five international clients.  Approximately 37% of our consolidated revenues during the year ended December 31, 2007 were derived from two key customers. We generate revenue in Venezuela from one of these key customers.  Unless we are able to retain our existing customers or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.  We have a dedicated business development team in place to market our suite of pressure control services.  In the U.S., services are primarily provided on a “call out” basis, with short lead time between ordering equipment and services and providing service and delivering equipment.  In international markets, services and equipment are delivered based on service contracts with a term range of six months to three years.

Regulation

Our operations are affected by numerous federal, state, and local laws and regulations relating to, among other things, workplace health and safety and the protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, we do not believe that compliance with current laws and regulations is likely to have a material adverse effect on our business or financial statements. Nevertheless, we are obligated to exercise prudent judgment and reasonable care at all times and the failure to do so could result in liability under any number of laws and regulations.

Certain environmental laws provide for “strict liability” resulting from remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies hereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which we believe are comparable to companies in the industry. To date, we have not been subject to any fines or penalties for violations of governmental or environmental regulations and have not incurred material capital expenditures to comply with environmental regulations.

Research and Development

We are not directly involved in activities that will require the expenditure of substantial sums on research and development.

Competition

We operate in highly competitive markets within the oilfield services industry.  We compete with large and small oilfield industry competitors including larger integrated oilfield service providers in both business segments.  Although we have a strong market share position in our well intervention service lines providing hydraulic workover and snubbing and prevention and risk management services, these markets are highly fragmented. Our main competitors in hydraulic workover include Halliburton Company, Cudd Pressure Control, a subsidiary of RPC, Inc., International Snubbing Services (ISS) and Warrior Energy Services (Bobcat) which are both subsidiaries of Superior Energy Services, Inc., and a number of local and regional oilfield service businesses.

The emergency response segment of the oil and gas services business is a dynamic market in which new technical developments could afford a service company a significant advantage. At present, the principal competitors in the oil and gas well firefighting business are Wild Well Control, Inc., a subsidiary of Superior Energy Services, Inc., and Cudd Pressure Control, a subsidiary of RPC, Inc.  We believe that our growth in well intervention services has strengthened our competitive position in the industry by expanding both the scope of services that we offer to our customers as well as our geographic presence.

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

Employees

As of December 31, 2007, we and our operating subsidiaries collectively had 521 full-time employees and 5 part-time personnel. In addition, we have several part-time consultants and also employ part-time contract personnel who remain on-call for certain well intervention and response projects.  We are not subject to any collective bargaining agreements and consider our relations with our employees, consultants and contract personnel to be good.

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

Contractual Obligations to Customers; Indemnification

We customarily enter into service contracts which contain provisions that hold us liable for various losses or liabilities incurred by the customer in connection with our activities, including, without limitation, losses and liabilities relating to claims by third parties, damage to property, violation of governmental laws, regulations or orders, injury or death to persons, and pollution or contamination caused by substances in our possession or control. We may also be responsible for any such losses or liabilities caused by contractors retained by us in connection with the provision of services. In addition, such contracts generally require us, our employees, agents and contractors to comply with all applicable laws, rules and regulations (which may include the laws, rules and regulations of various foreign jurisdictions) and to provide sufficient training and educational programs to such persons in order to enable them to comply with applicable laws, rules and regulations.  In the case of emergency response services, we frequently enter into agreements with customers which limit our exposure to liability and/or require the customer to indemnify us for losses or liabilities incurred by us in connection with such services, except in the case of gross negligence or willful misconduct.  There can be no assurance, however, that such contractual provisions limiting our liability will be enforceable in whole or in part under applicable law.

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

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our operations in countries other than the United States accounted for approximately 76% of our consolidated revenues during the year ended December 31, 2007. Our operations in Venezuela and Algeria accounted for approximately 19% and 20%, respectively, of our consolidated revenues during the year ended December 31, 2007. We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

For instance, the Venezuelan National Assembly has approved a system governing how the state oil company, Petróleos de Venezuela, could gain operating control of oil producing projects.  Subsequently, the Venezuelan national oil company has seized control of at least a 60 percent stake in oil production projects where foreign oil companies previously had a majority stake and operated the production project.  These actions have created uncertainty in the future business and investment activities of foreign oil and natural gas companies in Venezuela and have resulted in some companies withdrawing or curtailing activities in Venezuela. To the extent that these actions adversely affect our customers' activities in this region, they may adversely affect our revenues and profits.

We are subject to foreign exchange and currency risks, particularly with respect to Venezuela.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On December 31, 2007, we had a net working capital balance denominated in Bolivars of $ 671,937 and subject to market risks.

Effective March 1, 2005, the exchange rate in Venezuela devalued from 1,920 to 2,150 Venezuelan bolívars to the U.S. dollar. We have taken charges to equity under the caption "foreign currency translation loss" of $361,000 during the year ended December 31, 2005 to reflect devaluation of the Venezuelan bolívar for that period. There was no currency gain or loss attributable to Venezuela during the years ended December 31, 2007 and 2006. The Venezuelan government implemented a foreign currency control regime on February 5, 2003. This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Venezuelan bolívar, to U.S. Dollars. A subsidiary of ours has registered with the control board (CADIVI) in order to have a portion of total receivables paid in U.S. dollars directly to a United States bank account. Venezuela is also on the U.S. government's "watch list" for highly inflationary economies. Management continues to monitor the situation closely.

The cyclical nature of, or a prolonged downturn in, our industry, could affect the carrying value of our goodwill and negatively impact our earnings.

As of December 31, 2007 we had approximately $8.9 million of goodwill or 6.5% of total assets.  We have recorded goodwill because we paid more for some our businesses than the fair market value of the tangible and measurable intangible net assets of those businesses.  Upon our annual review of our goodwill balance, if management determines that the carrying value of our equipment may not be recoverable, our goodwill could be reduced and therefore adversely impact our earnings.

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

For example, during 2005 one hydraulic workover unit was lost as a consequence of severe weather in the Gulf of Mexico.

We have borrowed, and may in the future borrow, money to fund our operations and growth, which exposes us to certain risks that may materially impact our operations.

As of December 31, 2007, we had outstanding subordinated promissory notes totaling approximately $21.2 million, the outstanding amount under our bank term credit facility was $5.9 million, the outstanding amount under our bank revolving credit facility was $1.1 million, and we had approximately $7.0 million in remaining borrowing capacity under our bank revolving credit facility. The borrowing base limitation under our revolving credit facility is subject to re-determination periodically at the discretion of the lender. Upon a re-determination, we could be required to repay a portion of our bank debt. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the loan agreement and an acceleration of the loan. We intend to finance our operating expenses, capital expenditures and acquisitions with cash flow from operations, and borrowings under our credit facility. In addition, we may significantly alter our capitalization in order to make future acquisitions. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors. Many of these factors are beyond our control. Our level of debt affects our operations in several important ways, including the following:

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

Our business is dependent not only on securing new customers but also on maintaining current customers. Approximately 37% of our consolidated revenues during the year ended December 31, 2007 were derived from two key customers. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

The intense competition in our industry could result in reduced profitability and loss of market share for us.

We compete with larger equipment and service providers in the oil and natural gas industry. Some of these companies have substantially greater financial resources and larger operations than we do. They may be better able to compete because of their broader geographic dispersion or their product and service diversity. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than we to successfully endure downturns in the oil and natural gas industry. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. Additionally, we may face competition in our efforts to acquire other businesses.

We could be subject to substantial liability claims that could harm our financial condition.

Our operations involve hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in our being named a defendant in lawsuits asserting large claims. We may be held liable in certain circumstances, including if we fail to exercise reasonable care in connection with our activities, and we may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties. However:

• we may not be able to secure insurance coverage for all of the claims or damages to which we are exposed or such coverage may not be available on terms we consider commercially reasonable;
• we may be faced with types of liabilities that will not be covered by any insurance coverage that we do obtain, such as damages from environmental contamination; and
• the dollar amount of any damages may exceed our policy limits.

A successful claim for which we are not fully insured could have a material adverse effect on us. No assurance can be given that we will not be subject to future claims that are not covered by or are in excess of the amount of insurance coverage which we deem appropriate to maintain.

Risks Relating to Our Relationship with Oil States Energy Services, Inc.

Oil States Energy Services, Inc. owns a significant percentage of common stock in our company, which could limit your ability to influence the outcome of stockholder votes.

Oil States Energy Services, Inc., a wholly owned subsidiary of Oil States International, Inc., owns approximately 15.2% of our common stock outstanding as of March 11, 2008. In addition, Douglas E. Swanson, current Chairman of our board of directors, is a director of Oil States International Inc.  Oil States Energy Services, Inc. has nominated, and our board subsequently appointed and shareholders elected Robert G. Croyle to our board of directors.  As a result, Oil States will be able to exercise significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions, including transactions involving a change of control. The interests of Oil States may differ from yours, and Oil States may vote its common stock in a manner that may adversely affect you.

We have renounced any interest in specified business opportunities, and Oil States International, Inc. and its director nominees on our board of directors generally have no obligation to offer us those opportunities.

Pursuant to our certificate of incorporation, we have renounced any interest or expectancy in specified business opportunities in which Oil States International, Inc., any of its affiliates or any of their respective officers, directors, employees or other agents serving as a member of our board of directors (collectively, the "Oil States Group") participates or desires or seeks to participate and that involves any aspect of the energy equipment or services business or industry. Our certificate of incorporation also provides that if any such business opportunity is presented to a person who is a member of the Oil States Group, including any of those individuals who also serve as a member of our board of directors:

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

As of March 11, 2008, there were 75,776,581 shares of our common stock outstanding.  We have filed a  registration statement registering all of the shares owned by Oil States Energy Services, Inc. for resale, which will be available to Oil States Energy Services, Inc. for future sales. In addition, approximately 5.0 million shares of common stock underlying certain warrant agreements, employee stock option plans, and director stock option plans are eligible for immediate sale, and we may register for sale additional shares underlying these or other plans in the future. All of the common stock covered by current and any future registration statements may be sold by the selling security holders in market transactions from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

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

We have never paid any cash dividends on our common stock. We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock. Our existing credit facilities restrict our ability to pay cash dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that further restrict our ability to declare or pay cash dividends on our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of March 11, 2008, no shares of our preferred stock were outstanding, 75,776,581 shares of common stock were outstanding, and there were approximately 8.0 million shares of common stock underlying certain warrant agreements, employee stock option plans and director stock option plans, of which options and warrants to purchase 6.3 million shares were outstanding and of these shares, 5.1 million were exercisable within 60 days. The issuance of such additional shares of common stock would dilute the interests of our existing stockholders and issuance or potential issuance of such shares may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuances would further dilute the interests of our existing stockholders.

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

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent auditors, UHY LLP, issued a letter to our audit committee noting certain matters in our Venezuelan subsidiary that they considered to be material weaknesses in internal control. The matters listed in the letter included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly, with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We own or lease approximately 10 offices including operations facilities.  The Company believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs although as our business continues to grow we are evaluating the need for additional facilities.  Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Houston, Texas – Office, manufacturing and warehouse building

Houma, Louisiana – Office, operations, fabrication and equipment storage facility

Leased Locations

Houston, Texas – Administrative office

Rock Springs, Wyoming – Office, operations and equipment storage facility

Algeria – Office, operations, and equipment storage facility

Republic of Congo – Office, operations, and equipment storage facility

Egypt – Office, operations, and equipment storage facility

Dubai – Office, operations, and equipment storage facility

Venezuela – Office operations, and equipment storage facility

Item 3. Legal Proceedings.

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the American Stock Exchange (AMEX) under the symbol “WEL.”  The following table sets forth the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on the AMEX:

               High and Low Sales Prices
	2007		2006
	High	Low	High	Low
First Quarter	$2.77	$1.98	$1.86	$1.08
Second Quarter	2.90	1.70	2.45	1.58
Third Quarter	1.73	1.21	1.97	1.56
Fourth Quarter	1.64	1.20	2.25	1.55

On March 11, 2008 the last reported sales price of our common stock as reported on AMEX was $ 1.62 per share.

As of March 11, 2008, our common stock was held by approximately 200 holders of record.  We have a larger number of beneficial stockholders and much of our common stock is held by broker-dealers in street name for their customers.

We have not paid any cash dividends on our common stock to date. Our current policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. Our credit facilities contain covenants  prohibiting the payment of dividends.

PERFORMANCE OF COMMON STOCK

The following graph compares our total stockholder return on an investment of $100 in our common stock at December 31, 2002 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 as compared to the Standard & Poors' 500, the Dow Jones Wilshire MicroCap, the PHLX Oil Service Sector and the DJ Wilshire MicroCap Oil Equipment & Services indices over the same period.

	12/02	12/03	12/04	12/05	12/06	12/07

Boots & Coots International Well Control	100.00	196.88	142.19	162.50	350.00	254.69
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones Wilshire MicroCap	100.00	183.20	214.67	217.28	249.62	228.34
PHLX Oil Service Sector	100.00	116.44	157.54	236.42	267.49	395.88
DJ Wilshire MicroCap Oil Equipment & Services	100.00	141.76	192.04	291.25	296.76	337.06

Item 6. Selected Financial Data.

The following table sets forth certain historical financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 which has been derived from our audited consolidated financial statements.  The results of operations of ITS, Baylor Company, Abasco and Special Services are presented as discontinued operations.  The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$105,296	$97,030	$29,537	$24,175	$35,935
Operating income	12,692	19,892	4,563	1,066	10,234
Income(loss) from continuing operations, net of income taxes	7,891	11,165	2,779	(290)	6,609
Income from discontinued operations, net of income taxes	—	—	—	42	482
Net income (loss)	7,891	11,165	2,779	(248)	7,091
Net income (loss) attributable to common stockholders	7,891	11,781	1,905	(996)	5,868
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.11	$0.22	$0.06	$(0.04)	$0.25
Discontinued operations	$—	$—	$—	$—	$0.02
Net income (loss)	$0.11	$0.22	$0.06	$(0.04)	$0.27
Weighted average common shares outstanding –Basic	70,039	53,772	29,507	28,142	21,878

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.11	$0.21	$0.06	$(0.04)	$0.24
Discontinued operations	$—	$—	$—	$—	$0.02
Net income (loss)	$0.11	$0.21	$0.06	$(0.04)	$0.26
Weighted average common shares outstanding - Diluted	72,114	55,036	31,374	28,142	22,218

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:
Total assets	$136,415	$101,017	$14,767	$18,393	$19,726
Long-term debt and notes payable, including current maturities (1)	28,091	31,432	6,448	7,680	12,398
Working capital (2)	34,712	25,512	3,565	2,553	9,375
Stockholders' equity (3)	77,043	38,422	3,795	1,180	380
Common shares outstanding	75,564	59,186	29,594	29,439	27,300

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

(2)
Working capital is the dollar amount of current assets less current liabilities.  The increase in working capital from 2005 to 2006 is a result of the HWC acquisition.  In 2007, accounts receivable increased due to higher fourth quarter revenue in 2007 compared to 2006: additionally, foreign prepaid tax and prepaid expenses increased.

(3)
The increase in Stockholders’ equity from 2005 to 2006 is a result of the 26.5 million shares issued for the purchase of HWC from Oil States International, Inc. valued at $26.5 million.  The increase from 2006 to 2007 is due to our April 2007 underwritten public offering of 14.95 million shares of our common stock which netted $28.8 million.

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

 Our summary consolidated operating results for the fiscal years ended December 31, 2007, 2006 and 2005 were:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues	$105,296	$97,030	$29,537
Costs and expenses:
Cost of sales	62,581	52,281	14,488
Operating expenses	17,792	15,597	7,098
Selling, general and administrative	5,904	4,118	2,674
Other operating expense	276	259	—
Depreciation and amortization	6,051	4,883	714
Operating income	12,692	19,892	4,563
Interest expense and other, net	2,052	2,860	655
Income tax expense	2,749	5,867	1,129
Net income	7,891	11,165	2,779
Preferred dividends accrued	—	616	(874)
Net income attributable to common stockholders	$7,891	$11,781	$1,905

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

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other losses of control at the well. This segment includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services. This segment also includes services that are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.  Additionally, this segment includes our pressure control equipment rental and service business, which was an expansion of the Company’s well intervention segment in 2007.

The response segment consists of personnel, equipment and services provided during a critical well event  These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.  In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses.  To mitigate these consequences, we have concentrated in growing our well intervention business to provide more predictable revenues.  The response business segment represented 12.6% of total revenues in 2007 compared 21% in 2006.  We expect our response business segment to continue to benefit as a result of cross selling of our pressure control services by our well intervention business development team and our expanded geographic presence.

Information concerning operations in our two different business segments for the years ended December 31, 2007, 2006 and 2005 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Well Intervention	$91,985	$76,653	$13,860
Response	13,311	20,377	15,677
	$105,296	$97,030	$29,537
Cost of Sales
Well Intervention	$58,422	$46,562	$6,226
Response	4,159	5,719	8,262
	$62,581	$52,281	$14,488
Operating Expenses (1)
Well Intervention	$14,477	$10,104	$3,531
Response	3,315	5,493	3,567
	$17,792	$15,597	$7,098
Selling, General and Administrative (2)
Well Intervention	$5,409	$3,514	$1,255
Response	771	863	1,419
	$6,180	$4,377	$2,674
Depreciation and Amortization (1)
Well Intervention	$5,750	$4,637	$310
Response	301	246	404
	$6,051	$4,883	$714
Operating Income
Well Intervention	$7,927	$11,835	$2,538
Response	4,765	8,057	2,025
	$12,692	$19,892	$4,563

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Year ended December 31, 2007 with the Year ended December 31, 2006

Revenues

Well intervention revenues were $91,985,000 for the year ended December 31, 2007, compared to $76,653,000 for the year ended December 31, 2006, representing an increase of $15,332,000, or 20.0% in the current year.  An increase of $5,309,000 in revenue is due to the inclusion of a full year of hydraulic workover revenue in the current year compared to 10 months in the year 2006, and $2,965,000 in revenue is due to the one time rig assist unit contract settlement in Qatar.   The remaining increase in revenue is due to growth initiatives in our international prevention and risk management services, our pressure control equipment rental and services, our hydraulic workover and snubbing services in Wyoming, North Texas, the Middle East and Egypt which was offset by lower activity in the Gulf of Mexico and Venezuela.

Response revenues were $13,311,000 for the year ended December 31, 2007, compared to $20,377,000 for the year ended December 31, 2006, a decrease of $7,066,000, or 34.7% in the current year.  The decrease was primarily due to a lower level of high risk, international emergency response activity.

Cost of Sales

Well intervention cost of sales was $58,422,000 for the year ended December 31, 2007, compared to $46,562,000 for the year ended December 31, 2006, an increase of $11,860,000, or 25.5% in the current year.  The increase was primarily the result of an additional cost of sales of $7,197,000 due to the inclusion of a full year of hydraulic workover cost of sales in the current year compared to ten months in the prior year.  The increase was also due to start up costs of $1,370,000 related to our entry into the pressure control rental tool and North Texas snubbing businesses and our expansion of Middle East snubbing and North African prevention and risk management services. In addition, the cost of sales for areas experiencing revenue increases were not fully offset by cost reductions associated with revenue decreases due to the semi-fixed costs related to the hydraulic workover and snubbing services in the Gulf of Mexico and Venezuela as well as the reduction of non-recurring low cost Gulf of Mexico remediation work from the prior year period.

Response cost of sales was $4,159,000 for the year ended December 31, 2007, compared to $5,719,000 for the year ended December 31, 2006, a decrease of $1,560,000, or 27.3% in the current year.  For the current year, cost of sales was 31.2% of revenue compared to 28.1% of revenue in the prior year.  The 3.1% increase as a percentage of revenue is due primarily by the lower level of favorable international activity during 2007.

Operating Expenses

Consolidated operating expenses were $17,792,000 for the year ended December 31, 2007, compared to $15,597,000 for the year ended December 31, 2006, an increase of $2,195,000, or 14.1% in the current year.  The increase was primarily the result of an additional $1,418,000 due to the inclusion of a full year of hydraulic workover operating expense in the current year compared to ten months in the prior year as well as additional support personnel costs which include start up expenses of $1,054,000 for our pressure control rental business, our prevention and risk management business in the Middle East and North Africa, and our hydraulic workover and snubbing business in North Texas and the Middle East.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (S,G&A) expenses were $6,180,000 for the year ended December 31, 2007, compared to $4,377,000  for the year ended December 31, 2006, an increase of $1,803,000, or  41.2% in the current year.  The increase in total SG&A expense is primarily due to salaries, benefits, and marketing related expenses.  The increases were offset by a decrease in incentive bonus expense.  During the twelve months ended December 31, 2007, SG&A expense represented 5.9% of consolidated revenues compared to 4.5% of revenues in the prior year.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,168,000 between the years ended December 31, 2007 and 2006.  The increase was primarily due to an additional $704,000 resulting from the inclusion of a full year of hydraulic workover depreciation in the current year compared to ten months of hydraulic workover depreciation in the prior year, depreciation of current year property and equipment additions and the amortization of intangible assets related to the acquisition of StassCo Pressure Control LLC.

Interest Expense and Other, Net

Net interest and other expenses decreased by $808,000 in the year ended December 31, 2007 compared to the prior year period.  The interest expense decrease was primarily due to capitalized interest expense of $376,000 in 2007.  The interest income increase of $375,000 was due to earnings from funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

Income Tax Expense

Income taxes for the year ended December 31, 2007 were $2,748,769 or 25.83% of pre-tax income compared to the year ended December 31, 2006 of $5,867,000, or 34.45% of pre-tax income.  We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2007 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.  In 2007, the tax expense as a percent of pretax income was lower due to taxable income in foreign jurisdictions with lower tax rates compared to the U.S., a tax benefit related to the utilization of future Net Operating Losses (NOLs) against taxable income in future years which was partially offset by further FIN 48 assessments and related penalty and interest.  All 2007 U.S. current tax expense was offset by utilization of NOL’s.

Comparison of the Year ended December 31, 2006 with the Year ended December 31, 2005

Revenues

Well intervention revenues were $76,653,000 for the year ended December 31, 2006, compared to $13,860,000 for the year ended December 31, 2005, representing an increase of $62,793,000, or 453.1% in 2006.  The increase was primarily the result of the inclusion of $53,826,000 of HWC’s snubbing and hydraulic workover revenues for ten of the twelve months ended December 31, 2006.  Safeguard revenues increased $6,298,000 or 88.1% during the year due to an increase in international revenues primarily in Algeria.  The remaining increase in revenue for the year ended December 31, 2006 was primarily due to remediation work in the Gulf of Mexico.

Response revenues were $20,377,000 for the year ended December 31, 2006, compared to $15,677,000 for the year ended December 31, 2005, an increase of $4,700,000, or 30.0% in 2006.  This increase was due to international activity which included extended jobs in Africa and Indonesia during the quarter ending December 31, 2006.

Cost of Sales

Well intervention cost of sales was $46,562,000 for the year ended December 31, 2006, compared to $6,226,000 for the year ended December 31, 2005, an increase of $40,336,000, or 647.9% in 2006.  The increase was primarily the result of inclusion of $36,581,000 of HWC’s snubbing and hydraulic workover cost of sales for ten of the twelve months ended December 31, 2006.  The remaining cost increase of $3,755,000 during the twelve months of 2006 compared to the same period in 2005 was primarily due to increases in activity attributable to our Safeguard international business (primarily in Algeria).

Response cost of sales was $5,719,000 for the year ended December 31, 2006, compared to $8,262,000 for the year ended December 31, 2005, a decrease of $2,543,000, or 30.8% in 2006.  This decrease was the result of reduced subcontractor costs for third party field personnel security which were $5,087,000 during 2005.  For the 2006 year, cost of sales was 28.1% of revenue which is more typical of direct costs associated with international response revenue.

Operating Expenses

Consolidated operating expenses were $15,597,000 for the year ended December 31, 2006, compared to $7,098,000 for the year ended December 31, 2005, an increase of $8,499,000, or 119.7% in 2006.  This increase was primarily the result of inclusion of $3,951,000 related to support personnel and facility expense of the snubbing and hydraulic workover service line for ten of the twelve months ended December 31, 2006.  The remaining operating cost increase during the twelve months ended December 31, 2006 was primarily due to business development expense associated with increased international business activities, incentive compensation expense and administrative costs.  The year ended December 31, 2006 includes expense of $976,000 related to stock option expense pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses were $4,377,000 for the year ended December 31, 2006, compared to $2,674,000 for the year ended December 31, 2005, an increase of $1,703,000, or  63.7% in 2006.  This increase was primarily due to professional service fees, incentive compensation expense and $312,000 of stock option expense in 2006 pursuant to our adoption of SFAS No. 123R which requires the expensing of stock options beginning January 1, 2006.  During the twelve months ended December 31, 2006, SG&A expense represented 4.5% of consolidated revenues compared to 9.1% of revenues in 2005.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $4,169,000 for the year ended December 31, 2006 compared to 2005, due to the inclusion of depreciation expense of $4,363,000 associated with the snubbing and hydraulic workover service line for ten of the twelve months ended December 31, 2006.

Interest Expense and Other, Net

The increase in interest and other expenses, net, of $2,205,000 for the year ended December 31, 2006 as compared to the prior year is set forth in the table below:

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Interest expense – senior debt	$9	$53
Interest on subordinated notes	102	666
Interest credit related to December 2000 subordinated debt restructuring	(598)	(332)
Interest expense – Term Note and Revolver	829	—
Interest expense – Subordinated Debt	1,752	—
Amortization of deferred finance cost on credit facility	41	—
Amortization of deferred finance cost on subordinated debt	809	202
Interest expense on financing agreements	85	56
Interest income on cash investments	(177)	(49)
Loss on foreign exchange	—	(14)
Legal settlements and other	8	73
Total Interest and Other, Net	$2,860	$655

Income Tax Expense

Income taxes for the year ended December 31, 2006 were $5,867,000, or 34.45% of pre-tax income compared to the year ended December 31, 2005 of $1,129,000, or 28.9% of pre-tax income.  We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $4.1 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2006 and expect lower dollar limits in future years until our U.S. NOL’s are either completely used or expire.  In 2006, the tax expense was due to taxable income in foreign jurisdictions. All 2006 U.S. taxable income was offset by utilization of NOL’s.

Liquidity and Capital Resources

Liquidity

At December 31, 2007, we had working capital of $34,712,000 compared to $25,512,000 at December 31, 2006.  Our cash balance at December 31, 2007 was $6,501,000 compared to $5,033,000 for the prior year.  We ended the year with stockholders’ equity of $77,043,000 which increased $38,621,000 compared to $38,422,000 in the prior year primarily due to our 2007 equity offering proceeds of $28,847,000 and 2007 net income of $7,891,000.

In the year ended December 31, 2007, we generated net cash from operating activities of $2,146,000 compared to $4,673,000 in 2006.  Our primary liquidity needs are working capital, capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under the revolver credit facility.  We had cash and cash equivalents of $6,501,000 at December 31, 2007 compared to $5,033,000 at December 31, 2006.

Cash used in investing activities during the years ended December 31, 2007 and 2006 in the amount of $27,065,000 and $1,687,000, respectively.  Capital expenditures, including capitalized interest, totaled $21,309,000 and $6,882,000 during the years ended December 31, 2007 and 2006, respectively.  Capital expenditures in 2007 consisted primarily of purchases of assets for our hydraulic workover and snubbing services and our pressure control rental equipment services, while our 2006 capital expenditures were primarily purchases of hydraulic workover and snubbing equipment.  We received proceeds on sale or disposal of equipment generating cash of $4,938,000 in 2007 compared to $829,000 in 2006.  In 2007, we realized insurance proceeds on two claims related to loss of hydraulic units lost offshore, one claim was related to a Gulf of Mexico claim incurred in 2005 during the Katrina hurricane which generated cash of  $1,040,000 and the second claim generated cash of $3,565,000 resulting from our claim on the loss of a hydraulic unit operating offshore of the Republic of Congo, which resulted in a gain of $1,830,000 in the current year.  This hydraulic unit and auxiliary equipment was lost as a consequence of a third party service vessel.  Our cost to replace the equipment was approximately $2,500,000, which is included in our 2007 capital expenditures.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc.  As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes of $21,200,000 while the transaction netted cash to our company of $4,366,000.  At the time of acquisition, this service line was operating in the Louisiana Gulf Coast, Venezuela, North Africa, West Africa and Middle East oil and gas markets.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for cash consideration of $10,694,000, net of cash acquired and including transaction costs but excluding a payable to the former owners of $500,000.  This transaction was funded utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  StassCo performs snubbing services in the Cheyenne basin, Wyoming and operates four hydraulic rig assist units.

We increased our net cash of $26,387,000 due to financing activities during the year ended December 31, 2007 primarily as a result of an underwritten public offering of 14.95 million shares of our common stock in April of 2007, netting cash proceeds totaling approximately $28,847,000, net of underwriting discounts and offering expenses.  The proceeds were used to reduce our debt, invest in the StassCo acquisition and capital expenditures, including hydraulic units and pressure control rental equipment.

In early April 2007, we were notified by a customer in Qatar that as a result of changes to its well completion plans, it would no longer require snubbing services. As a consequence, the customer no longer required the services of a rig assist unit that we had procured and deployed to the region. Under the terms of our contract with the customer, the customer had the option to either obtain ownership of the unit by paying us a lump cash sum of $4.2 million, which was approximately equal to our costs for procuring the rig assist unit and transporting it, or to make installment payments to us over a period of 24 months totaling approximately $4.0 million, in which case we would retain ownership of the unit.  During the fourth quarter of 2007, we agreed to accept payment of $2,965,000 and retain ownership of the rig assist unit in satisfaction of the contract.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On December 31, 2007, we had cash of $138,000 denominated in Bolivars and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $2,992,000 were denominated in Bolivars and included along with cash in net working capital denominated in Bolivars of $ 671,937 and subject to market risks.

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

Disclosure of on and off balance sheet debts and commitments:

Our known contractual obligations at December 31, 2007 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$5,867	$1,940	$3,880	$47	$—
Revolving credit Facility	$1,058	$—	$1,058	$—	$—
Subordinated debt	$21,166	$—	$21,166	$—	$—
Future minimum lease Payments	$5,189	$718	$1,051	$1,041	$2,379
Total commitments	$33,280	$2,658	$27,155	$1,088	$2,379

Off-Balance Sheet Arrangements

As of December 31, 2007 we had no off-balance sheet arrangements as defined in item 303(a)(4) of regulation S-K.

Tax Matters

Our primary deferred tax assets at December 31, 2007 are related to $28.8 million in available federal net operating loss carry forwards (NOL’s) and $3.6 million of foreign tax credits.  The foreign tax credits will expire in varying amounts during the years 2009 through 2017.  The NOL’s will expire in varying amounts during the years 2019 through 2027 if they are not first used to offset taxable income that we generate.  Our ability to utilize a significant portion of the available NOL’s and foreign tax credits are currently limited due to a change in control that occurred during 2006.

Our income tax provision for the year-ended December 31, 2007 totaled $2.7 million or 25.8% of pretax income.  Our income tax provision for the year ended December 31, 2006 totaled $5.9 million or 34.4% of pretax income.

Credit Facilities/Capital Resources

On March, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, and a term credit facility totaling $9.7 million.  The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year to year renewal thereafter.  The loan balance outstanding on December 31, 2007 was $5.9 million on the term credit facility and $1.1 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at December 31, 2007, adjusted for $2.3 million outstanding under letters of credit and guarantees leaving $7.0 million available to be drawn under the facility. We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate (LIBOR) plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowing under the revolving credit facility and the term credit facility at December 31, 2007 was 7.25 % and 7.75%, respectively.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

           Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to increase the minimum book net worth to a constant $55 million for the purpose of the first (1) covenant above and to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2) covenant above.  We were in compliance with these covenants at December 31, 2007.

The $21,166,000 owing to Oil States Energy Services, Inc. is an unsecured subordinated debt which bears interest at a rate of 10% per annum, with a one time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.

Critical accounting policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to the reported financial statements by considering accounting policies that involve the most complex or subjective decisions or assessment.  We have identified our most critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, share-based compensation and income taxes.

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

Share-based compensation - We have  adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values effective January 1, 2006. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.  The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards.  The provision for tax expense includes foreign income taxes from Algeria and Venezuela (See “Note I” Income Taxes to the consolidated financial statements).

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date as of and for the twelve months ended December 31, 2007. The adoption of FIN 48 therefore had no material impact to the Company’s consolidated financial statements.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2003 remain open in Venezuela, and tax years subsequent to 2002 remain open in Algeria.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS No. 157 becomes effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s results from operation or financial position.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of SFAS 160 is not expected to have a material impact on the Company’s results from operation or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The nature of our response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the year 2007, foreign revenues were 76% of total revenue. Revenue generated by Venezuela and Algeria during the year 2007 was 19% and 20%, respectively.  Revenue generated by Venezuela and Algeria during the year 2006 was 21% and 24%, respectively.  See “– Liquidity and Capital Resources” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of December 31, 2007, we had floating rate obligations totaling approximately $6.9 million.  See “Liquidity and Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the December 31, 2007 levels, our interest expense would increase by a total of approximately $62,000 annually.

Item 8. Financial Statements and Supplementary Data.

Attached following the Signature Pages and Exhibits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent auditors, UHY LLP, issued letters to our audit committee, dated March 27, 2006, noting certain matters in our Venezuelan subsidiary that they considered to be a material weakness in internal control.  The matters listed in the letters included the lack of controls to mitigate the risk of fraud and the lack of controls over financial reporting; particularly with respect to adjustments necessary to convert the Venezuelan financial statements from Venezuelan generally accepted accounting principles to accounting principles generally accepted in the United States.

During 2006, we made changes in policies and procedures to improve and enhance internal controls with regard to fraud prevention and detection and with respect to financial reporting in Venezuela intended to appropriately address the matters referred to in the letters.  These changes included:

-	hiring a CFO with an International background and Sarbanes Oxley implementation experience;

-	revising and implementing the existing policies and procedures of the subsidiary;

-	restructuring the accounting department of the subsidiary and enhancing our corporate reporting requirements;

-
utilizing an in-country accounting manager to support the implementation of an integrated accounting system.  The accounting manager is responsible for local internal controls and policies and procedures.

Based on these improvements, the material weaknesses were remediated as of December 31, 2006

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governace.

The following table lists the name, age, and office of each of our directors and executive officers.  There are no family relationships between any director and any other director or executive officer.

NAME	AGE	POSITION

Douglas E. Swanson	69	Chairman of the Board

Jerry L. Winchester	48	President, Chief Executive Officer and Director

Gabriel Aldape	47	Chief Financial Officer

Dewitt H. Edwards	49	Executive Vice President

W. Richard Anderson (1)	54	Director

E. J. DiPaolo (1)(2)	55	Director

Robert S. Herlin (1)	52	Director

K. Kirk Krist (2)	49	Director

Robert G. Croyle (2)	65	Director

_____________________________

(1) Member of the Audit and Compensation Committees.
(2) Member of the Nominating and Corporate Governance Committee.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Douglas E. Swanson has served as a Class III director since March 2006.  Mr. Swanson serves as a Class III director for a term that will expire on the date of our annual meeting of stockholders in 2009.  Mr. Swanson was elected Chairman of the board by our board of directors on November 6, 2006.  Mr. Swanson was appointed as president and chief executive officer of Oil States International, Inc. in January 2000.  He resigned his position as president of Oil States in May 2006, and he resigned his position as chief executive officer of Oil States in April 2007.  Oil States International, Inc., a diversified oilfield services company, that is a leading manufacturer of products for deepwater production facilities and subsea pipelines, and is a leading supplier of a broad range of services to the oil and gas industry, including production-related rental tools, work force accommodations and logistics, oil country tubular goods distribution and land drilling services. Oil States is a publicly traded company on the New York Stock Exchange under the symbol “OIS”.  Mr. Swanson remains a director of Oil States.  Prior to joining Oil States, Mr. Swanson served as president and chief executive officer of Cliffs Drilling Company, a contract drilling company, from January 1992 to August 1999. He holds a bachelor’s degree from Cornell College and is a Certified Public Accountant.  Mr. Swanson is a director for Flint Energy Services, LTD (Toronto: FES.TO) a Canadian integrated midstream oil and gas production services provider.

Jerry Winchester has served as our President, Class II Director and Chief Operating Officer since 1998.  In July 2002 he assumed the position of Chief Executive Officer.  Mr. Winchester serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders scheduled in 2008.   Prior to joining us in 1998, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager – Well Control, Coil Tubing and Special Services.  He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Gabriel Aldape was appointed our Chief Financial Officer on March 3, 2006.  From July 1998 to March2, 2006, Mr. Aldape served as Vice President–Finance of Hydraulic Well Control, LLC and in such capacity was responsible for directing investment analysis, cost analysis, general accounting, and finance management, including cash management and business planning, for Oil States land drilling operation, and for Capstar Drilling. Mr. Aldape also managed the Sarbanes-Oxley compliance effort for Hydraulic Well Control, LLC and Capstar Drilling.  While at Hydraulic Well Control, LLC, Mr. Aldape directed the financial start up efforts in Dubai, the Republic of the Congo, Algeria and Egypt.  Prior to that, his international experience includes five years as finance manager and controller of Hydraulic Well Control, LLC in Mexico and Venezuela. Mr. Aldape has spent 23 years in accounting and management in the oil field service industry.

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

W. Richard Anderson has served as a Class I director since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  Prior to May 2007, Mr. Anderson was the President, Chief Executive Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.  Mr. Anderson also serves on the boards of directors of Transocean Corporation and Calibre Energy, Inc.

E. J. DiPaolo served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003.  Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders in 2008.  Mr. DiPaolo also serves on the Audit, Compensation, and Nominating & Corporate Governance Committees.  Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking.  Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo  was  employed  at  Halliburton  Energy  Services  from  1976 until his retirement in progressive  positions  of  responsibility. Mr. DiPaolo also serves on the boards of directors of Superior Well Services, Inc, Evolution Petroleum Corporation, and Innicor Subsurface Technologies, Inc.

Robert S. Herlin was appointed a Class I director on September 30, 2003.  Mr. Herlin serves on the Audit Committee and chairs the Compensation Committee.  Mr. Herlin serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.   Since 2003, Mr. Herlin has served as the President, CEO and a Director of Evolution Petroleum Corporation, a public company involved in the acquisition and redevelopment of oil and gas properties.  Since 2003, Mr. Herlin has served as a partner with Tatum Partners, a service company that provides principal executive and accounting officers to clients on a contract basis.  Prior to his employment at Evolution Petroleum Corporation, Mr. Herlin was CFO of Intercontinental Tower Corporation, a wireless telecom infrastructure operation in South America from 2000 to 2003.  Mr. Herlin earned his MBA from Harvard and engineering degrees from Rice University.

K. Kirk Krist has served as a Class III director since our acquisition of IWC Services on July 29, 1997.  Mr. Krist serves on the Nominating & Corporate Governance Committee.  Mr. Krist’s term as a class III director will expire on the date of our annual meeting of stockholders in 2009.  Mr. Krist served as Chairman of the Board from December 2002 to December 2006.  Mr. Krist is a graduate of the University of Texas with a B.B.A. in Business.  He has been a self-employed oil and natural gas investor and venture capitalist since 1982.

Robert G. Croyle became a Class I director on January 1, 2007.  He chairs the Nominating & Corporate Governance Committee.  Mr. Croyle’s a term as a Class I director will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  From 2002 until December 31, 2006, when he retired, Mr. Croyle served as Vice Chairman and Chief Administrative Officer of Rowan Companies, Inc., a major international offshore and land drilling contractor traded on the New York Stock Exchange.  Mr. Croyle held various positions with Rowan Companies, Inc. beginning in 1973, and was elected as a director of Rowan in 1998.  From 1993 to 2002, he served as Executive Vice President with management responsibility for Rowan’s aviation and manufacturing divisions.  Mr. Croyle is a director of Rowan Companies, Inc. and Magellan Midstream Holdings, GP, LLC.

Security Holder Communications.  Security holder communications intended for the board of directors or for particular directors (other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals) may be sent in care of:  Corporate Secretary, Boots & Coots International Well Control, Inc., 7908 N. Sam Houston Parkway West, 5th Floor, Houston, Texas 77064. The Secretary will forward all such communications to the board of directors or to particular directors as directed without screening such communications.

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that covers all employees, directors, and officers, and that relates to the honest and ethical conduct in all business dealings, full, fair, accurate, timely and understandable disclosures in all reports filed by us with, or submitted to, the U.S. Securities and Exchange Commission and in other public communications, compliance with applicable governmental rules and regulations, and avoidance of conflicts of interest.  The Code of Business Conduct and Ethics is available on the ‘Company Info’ link at www.boots-coots.com.  Copies of the Code of Business Conduct and Ethics may also be obtained upon written request of our corporate Secretary at our principal executive office address.

Audit Committee Independence and Financial Experts.  The Audit Committee reviews our financial reporting processes, system of internal controls, and the audit process for monitoring compliance with laws and regulations.  In addition, the committee reviews, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit.  Our board has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of the American Stock Exchange and the Securities and Exchange Commission.  Our board has also determined that Messrs. Anderson and Herlin are financial experts within the meaning of Item 401 (h) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

COMPENSATION DISCUSSION AND ANALYSIS
Introduction

The following discussion provides an overview of the Compensation Committee of our board of directors, the background and objectives of our compensation programs for our executive management, and the material elements of the compensation of each of the executive officers identified in the following table, whom we refer to as our “named executive officers”:

Named Executive Officers	Title
Jerry Winchester	President and Chief Executive Officer (our principal executive officer)
Dewitt Edwards	Executive Vice President
Gabriel Aldape	Chief Financial Officer (our principal financial officer)
Don Cobb	Executive Vice President (resigned September 2007)

Overview of the compensation committee

The Compensation Committee of our board of directors is comprised entirely of independent directors in accordance with Section 121 of the American Stock Exchange rules governing listed companies. Our Compensation Committee is composed of three members: E.J. DiPaolo, Robert S. Herlin and W. Richard Anderson.

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

Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. In designing the compensation program and in determining senior management compensation, including the compensation of the named executive officers, we also consider the following:

•	the competitive challenges affecting our ability to attract and retain strong management;

•	our operating and financial performance compared with targeted goals;

•	each individual’s contributions to our overall results; and

•	our size and performance relative to companies in our compensation peer group; and our available resources.

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

The Compensation Committee receives data on total compensation to named executive officers, which incorporates all three components of base pay, short term incentive pay and long term stock-based compensation.  The Committee also compares total compensation of named executive officers and their relationship to other members of management, taking into consideration responsibilities, expertise, qualifications, past performance and expectations.  Named executive officer compensation is not based upon a multiple or range of specified employee compensation.  Total compensation to named executive officers is allocated across components of base pay, short term incentive pay, and long term stock-based compensation.  The intent of the Committee is to weight compensation for executive management more towards annual incentive pay and long-term compensation in comparison to other employees in order to better align executive pay with corporate goals and shareholder interests.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies drawn from oil field service companies of a similar size. While we periodically review, evaluate and update our compensation peer group, for the compensation structure developed for 2007 the compensation peer group consisted of the following companies:

•	Allis-Chalmers Energy, Inc.
•	Basic Energy Services, Inc.
•	Ecology and Environment, Inc.
•	Gulfmark Offshore, Inc.
•	Infinity, Inc.
•	Mark West Energy Partners, L.P.
•	OMNI Energy Services Corp.
•	Pioneer Drilling Company
•	RPC, Inc.
•	Superior Well Services, Inc.
•	SYNERGX Systems, Inc.
•	T-3 Energy Services, Inc.

The Compensation Committee retained Longnecker and Associates to report on compensation of chief executive officers in the peer companies in January 2007 in connection with the increase in compensation awarded to Mr. Winchester in 2007.

We target total compensation for our management that falls at the 50th percentile of our compensation peer group, allowing for the fact that we are one of the smallest companies in our peer group. We believe compensation at this level is required for us to attract and retain talented management in a competitive environment.

2007 compensation program

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

Base salaries for our named executive officers in 2007 were as follows:

Name	2007 Base Salary
Jerry Winchester	$335,000(1)
Dewitt Edwards	$233,100
Gabriel Aldape	$173,250
Don Cobb	$210,000(2)

(1)	Mr. Winchester’s base salary for 2007 was increased effective January 1, 2007 to $335,000. See the discussion following this table for additional information.
(2)	Mr. Cobb resigned in September 2007.

Messrs. Winchester, Edwards and Aldape have each entered into employment agreements with us.  Messrs. Edwards and Aldape entered into their employment agreements in April 2006 and March 2006, respectively. Mr. Winchester’s employment agreement was originally entered into on October 1, 2003 and on October 1, 2006 our Compensation Committee elected to renew the agreement for an additional two year period. For more information regarding the terms of these agreements, see “Employment contracts, termination of employment and change-in-control arrangements” below.

During 2006, Mr. Winchester’s employment agreement provided for a base salary of $250,000 per year and an automobile allowance of $18,000 per year. These amounts remained unchanged from October 1, 2003 until March 1, 2007, when we approved an increase in Mr. Winchester’s 2007 base salary to $335,000 per year and Mr. Winchester agreed to forego his automobile allowance, resulting in a net base salary increase of $67,000 per year (25%), all effective as of January 1, 2007.  Our compensation committee approved this adjustment to Mr. Winchester’s base salary so as to maintain this component of his compensation at the median of our compensation peer group based upon the Survey Data and the analysis of our compensation consultant.  Mr. Winchester’s base salary had not been adjusted since 1998.

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

Annual cash incentives

Annual cash incentive compensation is intended to focus and reward executives and other key employees for meeting performance objectives tied to increasing stockholder value. To further this objective, we implemented an annual performance-incentive plan, or APIP, in 2006 and annually thereafter.  The annual performance-incentive plan provides for cash incentive payments tied to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established for each plan year, which are adjusted as necessary to account for the effects of acquisitions or dispositions of businesses and unusual events.

We believe that EBITDA is a key indicator of our financial and operational success and is the principal measure of performance utilized by investors in valuing our company and our competitors and in assessing the effectiveness of our management. We establish specific EBITDA threshold, goal and stretch targets under the APIP at the beginning of each fiscal year, as well as the award level, as a percentage of base salary, that may be earned by certain employees including the named executives if performance exceeds the threshold, goal or stretch targets. Performance must satisfy the threshold level before any incentive compensation is earned. EBITDA at or in excess of the threshold amount, but less than the APIP goal amount, entitles the executive to a pro rata percentage of the goal award. EBITDA at or in excess of the goal or stretch amount entitles the executive to compensation at the goal award percentage or the stretch award percentage, as applicable. Amounts earned, if any, are generally paid during February or March of the following year, when our results for the prior year become available upon completion of our annual audit.

EBITDA targets are set at levels that reflect our internal, confidential business plan at the time the awards were established. The threshold target is 80% of our EBITDA goal as reflected in our business plan.  The stretch target is 120% of our EBITDA goal.  The EBITDA goal and stretch target are intended to be challenging but achievable.  The award levels (as a percentage of base salary) for Messrs. Winchester, Edwards, Aldape and Cobb were 60-120%, 50-100%, 50-100% and 50-100%, respectively for 2007.  We believe that establishing specific attainable goals for management that are consistent with our business plan and that offer the executive the opportunity for meaningful additional cash compensation is the best method to incentivize management to achieve and exceed our business objectives.

In addition to the APIP, the Compensation Committee may award cash bonuses either during or after the fiscal year to reward individual performance or the achievement of other company goals.  In 2007, the Compensation Committee, awarded discretionary cash bonuses to the named executives totaling $100,000 for initiating and implementing growth initiatives, such as start up of a rental equipment service line, geographic expansion of the Company’s markets and completion of a public offering of the Company’s equity securities.

The annual cash incentives awarded to the named executive officers for fiscal years 2006 and 2007 are included in the Summary Compensation Table below. The table reflects awards for 2006 performance that were paid under the APIP during March 2007, and discretionary bonuses for 2007 performance that were paid during February 2008.

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

Our compensation committee utilizes both stock options and restricted stock to provide long-term incentives, each of which is discussed in more detail below. For 2006, our compensation committee utilized stock options to provide long term incentives to executives.  For 2007, like many companies, our compensation committee utilized predominately restricted stock awards to provide long-term incentives, particularly to executives.  The named executive officers received only restricted stock, not options, during 2007.  In part, this was in response to the compensation practices of peers as reflected in the Survey Data and in part it was the result of judgements about the most effective method of utilizing the limited number of shares available for grants under our equity incentive plans, as discussed below.  Our compensation committee approves the individual grants for each executive. Grants are generally made at the time of employment and during March of each year in accordance with procedures established by our compensation committee, which provide that awards are valued based upon the market price on the date of grant. The amounts granted vary each year and are based on management’s performance, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by our compensation committee in establishing the current year’s awards and grants but generally do not limit the size of the award that may be received, as we do not wish to create any disincentive for an executive to hold shares of our common stock.

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

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Plans, as of December 31, 2007, approximately 1.0 million shares were available for new grants under the Plans, and there were approximately 5.9 million shares subject to outstanding awards under these and predecessor plans.

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

The long-term incentive information related to the named executive officers during fiscal year 2006 and 2007 is included in the Summary Compensation Table.  Additional information relating to long-term incentive awards is shown in the Grants of Plan Based Awards Table and the Outstanding Equity Awards at Fiscal Year-End Table.

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

The exercise prices of the stock options granted to the named executive officers during fiscal year 2006 and 2007 are shown in the Grants of Plan-Based Awards Table below.  Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

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

For purposes of the Plans, the term “change in control” means that term as it is defined in the federal securities laws; or the occurrence of any of the following events:

•
any person becomes, after the effective date of the Plans the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934), directly or indirectly, of 50.1% or more of the combined voting power of our then outstanding securities; provided, that the acquisition of additional voting securities, after the effective date of the Plans, by any person who is, as of the effective date of the Plans, the beneficial owner, directly or indirectly, of 50.1% or more of the combined voting power of our then outstanding securities, will not constitute a “change in control” for purposes of the Plans;

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

The acquisition of our common stock by Oil States Energy Services, Inc., and its affiliates in connection with our acquisition of HWC in March 2006 did not constitute a change in control and therefore did not trigger vesting of awards outstanding at that time.

Retirement benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers our executive officers. Retirement benefits to our executive officers are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which all eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 15% or the statutorily prescribed limit of $15,500 in calendar year 2007 ($15,500 in 2008), plus up to an additional $5,000 in the form of “catch-up” contributions for participants near retirement age, and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 50% of the initial 6% contributed by an employee to the Savings Plan, subject to a 15% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

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

Perquisites

During 2006 and 2007, our chief financial officer received an automobile allowance for the use of his personal vehicle while on company business. Our use of perquisites as an element of compensation is limited and is largely based on historical practices and, in the case of our chief financial officer, because we require that he commute on a regular basis from his home in Louisiana to our corporate headquarters in Houston, Texas.  Our chief executive officer received an automobile allowance for use of his personal vehicle while on company business in 2006 and two months in 2007 when he agreed to terminate his automobile allowance.  We do not view perquisites as a significant element of our compensation structure but do believe that they can be used in conjunction with executive compensation packages to motivate and retain qualified individuals in a competitive environment. The compensation committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted.

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

Compensation and Benefits

The salary payable to each of the named executives is the amount set forth under the heading “2007 Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by our compensation committee. Each executive is eligible to receive grants of stock options, restricted stock or other equity awards as determined in the discretion of our compensation committee from time to time. Each executive is entitled to participate in the APIP, to the extent that our compensation committee approves an APIP, subject to the targets established by our compensation committee and the award percentage established for each executive. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our medical, life, and disability insurance programs, and all other employee benefit plans which we may, from time to time, make available. Mr. Winchester’s agreement requires that we pay premiums on life insurance coverage with a benefit of not less than $1,500,000.

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

If the employment of any executive is terminated by us without cause or if we fail to renew such employment agreement at the expiration of the initial term or any renewal term, or if such executive terminates his employment with good reason or following a change of control, such executive will be entitled to a lump sum payment equal to the initial term of his agreement (i.e., two years for Mr. Winchester, one year for Mr. Edwards and one year for Mr. Aldape) multiplied by his then current base salary; a payment equal to any bonus which he would have been eligible to receive in the year in which termination occurs, and the continuation of his participation in our health insurance plans, at our expense, for a time period per his agreement (i.e. twelve months for Mr. Winchester and Mr. Edwards and six months for Mr. Aldape) or (if earlier) the date on which he secures coverage under another plan providing comparable coverage. In addition, Mr. Winchester and Mr. Aldape each is entitled to receive a payment equal to six months of the automobile allowance provided under his employment agreement.

Had each of these executives terminated employment as set forth above as of December 31, 2007, they would have received payments totaling $670,000, $233,100 and $173,250, respectively.  In the event that we were to have terminated these executives without cause on such date, each would have also been entitled to receive the full amount of his payment under the APIP plan for 2007.

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

COMPENSATION COMMITTEE REPORT

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

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

Summary Compensation Table

The Summary Compensation Table below sets forth certain summary information concerning the compensation earned by our named executive officers during the year ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2)($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation Earnings (3)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)($)	Total (%)($)
Jerry Winchester President and Chief Executive Officer	2007 2006	335,000 250,000	49,731 0	300,000 0	0 0	0 275,000		4,690 25,135	689,421 550,135
Dewitt Edwards Executive Vice President	2007 2006	233,100 216,250	28,837 0	45,777 0	76,476 171,323	0 222,000		8,492 6,668	392,682 616,241
Gabriel Aldape Chief Financial Officer	2007 2006	173,250 137,769(5)	21,433 0	45,777 0	30,317 126,127	0 165,000		29,083 16,977	299,860 445,873
Don Cobb Executive Vice President (6)	2007 2006	158,692 151,439(5)	0 0	45,777 0	73,768 252,253	0 180,000		16,231(7) 21,245(7)	294,468 604,937

(1)	For a discussion of the bonus compensation awarded to the named executive officers see “Compensation Discussion and Analysis – Annual Cash Incentives”.
(2)
Please see the discussion of the assumptions made in the valuation of these awards in the financial statements and footnotes to the financial statements.  We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Under the SFAS No. 123(R), we recorded compensation expense in our Audited Consolidated Financial Statements for the year ended December 31, 2007 with respect to the awards included in this table. See “Note B Summary of Significant Accounting Policies" in the financial statements for further discussion of the accounting treatment for these options.

(3)	These amounts represent cash payments under the annual incentive performance plan (APIP).
(4)	Includes car allowances, life insurance premiums, moving expense and matching contributions to 401(k)plans.
(5)	Mr. Aldape and Mr, Cobb joined the company on March 3, 2006, and the salary amounts represent pro rata service.
(6)	Mr. Cobb resigned in September 2007.
(7)	Includes $9,608 and $9,798 in Algerian payroll taxes in 2007 and 2006, respectively.

Grants of Plan Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2007.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards (1)($)
Name	Grant Date	Threshold (#)	Target (#)	Maxi-mum (#)			Exercise or Base Price of Option Awards ($ / Sh)
Jerry Winchester (2)	3/01/07		145,632					300,000
Dewitt Edwards (3)	5/03/07		22,222					45,777
Gabriel Aldape (4)	5/03/07		22,222					45,777
Don Cobb (5)	5/03/07		22,222					45,777

(1)
We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Accordingly, the grant date fair value for awards made in 2007 are calculated in accordance with SFAS 123(R).

(2)
Effective March 1, 2007 Mr. Winchester received an award of 145,632 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(3)
Effective May 3, 2007 Mr. Edwards received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(4)
Effective May 3, 2007 Mr. Aldape received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(5)
Effective May 3, 2007 Mr. Cobb received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.  This award was forfeited as a consequence of his resignation in September 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jerry Winchester	500,000 37,500			1.20 3.00	10/01/13 02/15/10	145,632(1)	237,380(2)
Dewitt Edwards	225,000 40,000	75,000(3) 80,000(5)		1.13 1.71	10/12/11 5/22/12	22,222(4)	36,222(2)
Gabriel Aldape	100,000	50,000(6)		1.43	3/3/12	22,222(7)	36,222(2)
Don Cobb	—	—				—	—

(1)
Effective March 1, 2007 Mr. Winchester received a restricted stock award of 145,632 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(2)	Market value calculation is the number of shares times the closing market value on the last trading day of 2007, which was $1.63.
(3)	Will vest as to 75,000 shares on October 12, 2008.
(4)
Effective May 3, 2007 Mr. Edwards received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(5)	Will vest as to 40,000 shares on May 22, 2008 and as to 40,000 shares on May 22, 2009.
(6)	Will vest as to 50,000 shares on March 2, 2008.
(7)
Effective May 3, 2007 Mr. Aldape received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

Option exercises and stock vested

There were no options exercised by our named executive officers in 2007.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)($)
Jerry Winchester	60,000	83,400
Dewitt Edwards	—	—
Gabriel Aldape	—	—
Don Cobb	—	—

(1) Value realized calculation is the number of shares times the closing market value on the date of vesting.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	6,285,000	$1.13	1,701,151

Equity compensation plans not approved by security holders

Total	6,285,000	$1.13	1,701,151

(1)	Represents shares under the Boots & Coots 2004 Long Term Incentive Plan, 2006 Non-Employee Director Stock Incentive Plan, 2000 Long Term Incentive Plan and Outside Directors Option Plan.

DIRECTOR COMPENSATION

2007 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2007 by our non-employee directors who served in 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Douglas Swanson(1)	$46,925	$8,571	—	—	—	$55,496
Cindy Taylor(2)	—	—	—	—	—	—
Robert Croyle	$48,500	$30,000	—	—	—	$78,500
K. Kirk Krist	$48,000	$30,000	—	—	—	$78,000
Richard Anderson	$63,000	$30,000	—	—	—	$93,000
Robert Herlin	$58,000	$30,000	—	—	—	$88,000
E.J. DiPaolo	$52,000	$30,000	—	—	—	$82,000

(1)
Mr. Swanson declined to receive payment for services on the board until May 1, 2007.  He elected to begin receiving compensation for his board services commencing May 1, 2007 after his retirement from Oil States.

(2)	Mrs. Taylor declined to receive payment for service on the board during 2007 and resigned from the board on December 3, 2007.

COMPENSATION OF DIRECTORS

On May 31, 2006, the Board of Directors approved a compensation plan for outside directors that compensates each non-employee director with an annual retainer of $20,000, plus $30,000 of our common stock awarded annually under the Non-Employee Director stock incentive plan, $5,000 for each board meeting attended and $1,000 for each special board meeting and committee meeting attended.  In addition, the Chairman of the Board receives an additional $25,000 annual fee, the Chairman of the Audit Committee will receive an additional $10,000 annual fee, and the Chairman of the Compensation Committee and the Chairman of the Nominating & Corporate Governance Committee will each receive an additional $5,000 annual fee.  Mr Swanson elected not to receive compensation for his board service prior to May 1, 2007.  He elected to begin receiving compensation for his board service commencing May 1, 2007 after his retirement from Oil States.  Mrs. Taylor elected not to receive compensation for her board service for 2007.

Non-Employee Director Stock Incentive Plan. In 2006, our board of directors adopted and our shareholders approved the amended Non-Employee Director Stock Incentive Plan (the "Directors' Plan").  The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives.  Shares of restricted stock are granted on an annual basis and vest in full on the first anniversary of issuance.  As indicated above, our current compensation plans for non-employee directors utilizes annual restricted stock awards.  Through December 31, 2007, there were 21,126 shares of restricted stock outstanding under the Directors Plan.

The Directors’ Plan also permits us to issue stock options.  Options issued under the Director’s Plan may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the board of directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2007, there were 311,250 shares underlying options outstanding under the plan and 739,472 shares remaining available for issuance under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 12, 2008 information regarding the ownership of our common stock owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of common stock; (ii) each or our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Oil States Energy Services, Inc. 333 Clay Street, Suite 4620 Houston, Texas 77002	11,512,137 (2)	15.2%

Officers and Directors:
Douglas E. Swanson	21,126 (3)	*
Jerry L. Winchester	983,132 (4)	1.3%
W. Richard Anderson	176,912 (5)	*
E. J. DiPaolo	134,109 (6)	*
Robert S. Herlin	134,109 (6)	*
K. Kirk Krist	67,859 (7)	*
Robert G. Croyle	18,216	*
Gabriel Aldape	172,222 (8)	*
Dewitt H. Edwards	287,222 (9)	*
All executive officers and directors as a group (nine people)	1,994,907 (10)	2.6%

________________
*     less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 7908 N. Sam Houston Parkway W., 5th Floor, Houston, Texas 77064. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)	Oil States Energy Services Inc. is a wholly owned subsidiary of Oil States International, Inc., which may be deemed to have shared voting and investment power over such shares.
(3)	Consists of restricted stock.
(4)	Includes options to purchase 537,500 shares of common stock exercisable within 60 days and 109,224 shares of restricted stock.
(5)	Includes options to purchase 141,250 shares of common stock exercisable within 60 days
(6)	Includes options to purchase 103,750 shares of common stock exercisable within 60 days
(7)	Includes options to purchase 37,500 shares of common stock exercisable within 60 days
(8)	Consists of options to purchase 150,000 shares of common stock exercisable within 60 days and 22,222 shares of restricted stock..
(9)	Consists of options to purchase 265,000 shares of common stock exercisable within 60 days and 22,222 shares of restricted stock.
(10)	Includes options to purchase 1,338,750 shares of common stock exercisable within 60 days and 174,794 shares of restricted common stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors to file reports of ownership and changes in ownership of our common stock with the U.S. Securities and Exchange Commission and the American Stock Exchange.   Based upon a review of the Forms 3, 4, and 5 presented to us, we believe that all reports were filed on a timely basis except as follows:

Mr. Krist was late filing a Form 4 after exercising options to purchase 253,750 shares of the Company’s common stock on March 22, 2007, and the sale of the same shares on the same date.

Item 13.   Certain Relationships and Related  Transactions, and Director Independence.

In connection with our acquisition of the hydraulic well control business of Oil States International, Inc. in March 2006, we issued a $21.2 million unsecured subordinated promissory note to Oil States Energy Services, Inc., a subsidiary of Oil States International, Inc.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  During 2007, we paid interest due on the note in the amount of approximately $2,117,000.

Item 14.  Principal Accounting Fees and Services.

During 2007 and 2006, we incurred the following fees for services performed by UHY LLP (“UHY”):

Fee Type	2007	2006
Audit Fees	$958,000	$351,000
Audit Related fees	—	32,000
Tax Fees	—	—
Other Fees	—	149,000
Total Fees	$958,000	$532,000

AUDIT FEES

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2007 and 2006.

Audit Related Fees - Audit-related fees include professional services rendered by UHY for audits of our employee benefit plans.

Tax Fees - We use an independent consultant other than UHY to perform all tax related consulting work.

All Other Fees - Other fees paid to UHY during 2006 were related to the acquisition of HWC, including the acquisition audit of HWC for the year ended December 31, 2005 that was performed in 2006.

Pre-Approval Policies and Procedures - The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants.  All of the services described above provided by UHY to us were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees - The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through December 31, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The Selection of Auditors - The Board of Directors appointed UHY as principal independent accountants to audit the financial statements of us for the years ending December 31, 2007, 2006, and 2005. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in us. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with us in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated financial statements for the three years in the period ended December 31, 2007, included after signature page.

2.	Financial statement schedules included in consolidated financial statements.

3.	Exhibit Index

(a)	Exhibits

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)

4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
4.11	—
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

10.10	—
Transaction Agreement by and among Boots & Coots International Well  Control, Inc., HWC Acquisition, LLC, HWC Merger Corporation, Hydraulic Well Control, LLC and HWC Energy Services, Inc. dated as of November 21, 2005 (Incorporated herein by reference to exhibit 2.1 to the Current Report on Form   8-K filed March 9, 2006.)

10.11	—	Subordinated Note Agreement with HWC Energy Services dated March 3, 2006 (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)
10.12	—	Executive Employment Agreement of Gabriel Aldape (Incorporated herein by reference to exhibit 10.1 on Form 10-Q filed August 14, 2006.)
10.13	—	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.14	—	2004 Long Term Incentive Plan 2,000,000 Share Registration (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)
10.15	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).
10.16	—	Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)
10.17	—
Amendment 1 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.17 on Form 10-K filed March 12, 2007.)

10.18	—
Amendment 2 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.18 on Form 10-K filed March 12, 2007.)

10.19	—
Amendment 3 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.19 on Form 10-K filed March 12, 2007.)

*10.20	—	Amendment 4 to the Credit and Security Agreement dated October 31, 2007 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association.
*21.01	—	List of subsidiaries of the company.

*23.1	—	Consent of UHY LLP
*31.1	—	§302 Certification by Jerry Winchester
*31.2	—	§302 Certification by Gabriel Aldape
*32.1	—	§906 Certification by Jerry Winchester
*32.2	—	§906 Certification by Gabriel Aldape

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

Date:           March 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ DOUGLAS E. SWANSON	Chairman of the Board of Directors	March 12, 2008
Douglas E. Swanson

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 12, 2008
Jerry Winchester

By: /s/ GABRIEL ALDAPE	Chief Financial Officer	March 12, 2008
Gabriel Aldape

By: /s/ ROBERT HERLIN	Director	March 12, 2008
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO	Director	March 12, 2008
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 12, 2008
W. Richard Anderson

By: /s/ K. KIRK KRIST	Director	March 12, 2008
K. Kirk Krist

By: /s/ ROBERT G. CROYLE	Director	March 12, 2008
Robert G. Croyle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Boots & Coots International Well Control, Inc.:

We have audited Boots & Coots International Well Control, Inc. (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Boots & Coots International Well Control, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boots & Coots International Well Control, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
     Stockholders of Boots & Coots International Well Control, Inc.:

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boots & Coots International Well Control, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
March 12, 2008

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS

	December 31, 2007	December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$6,501	$5,033
Restricted cash	29	303
Receivables — net of allowance for doubtful accounts of $247 and $356 at December 31, 2007 and 2006	45,044	41,319
Inventory	1,385	965
Prepaid expenses and other current assets	8,796	4,727
Total current assets	61,755	52,347
PROPERTY AND EQUIPMENT, net	60,753	43,790
GOODWILL	8,886	4,393
INTANGIBLE ASSETS, net	4,472	—
OTHER ASSETS	549	487
Total assets	$136,415	$101,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Trade accounts payable	12,020	7,475
Foreign income tax payable	2,710	5,020
Accrued liabilities	10,373	12,400
Total current liabilities	27,043	26,835

LONG-TERM DEBT AND NOTES PAYABLE, net of current maturities…	4,985	8,326
RELATED PARTY LONG-TERM DEBT	21,166	21,166
DEFERRED TAXES	5,658	4,520
OTHER LIABILITIES	520	1,748

Total liabilities	59,372	62,595

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at both December 31, 2007 and 2006)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 5,564,000 and 59,186,000 shares issued and outstanding at December 31, 2007 and 2006, respectively)	1	1
Additional paid-in capital	125,209	94,479
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(46,933)	(54,824)
Total stockholders' equity	77,043	38,422
Total liabilities and stockholders' equity	$136,415	$101,017

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share and share amounts)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

REVENUES	$105,296	$97,030	$29,537

COST OF REVENUES, excluding depreciation and amortization	62,581	52,281	14,488

Gross Margin	42,715	44,749	15,049

OPERATING EXPENSES	17,792	15,597	7,098
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,904	4,118	2,674
FOREIGN CURRENCY TRANSLATION	276	259	—
DEPRECIATION AND AMORTIZATION	6,051	4,883	714
	30,023	24,857	10,486

OPERATING INCOME	12,692	19,892	4,563

INTEREST EXPENSE & OTHER, NET	2,052	2,860	655

INCOME BEFORE INCOME TAXES	10,640	17,032	3,908

INCOME TAX EXPENSE	2,749	5,867	1,129

NET INCOME	$7,891	$11,165	$2,779

PREFERRED DIVIDEND REQUIREMENTS	—	616	(874)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,891	$11,781	$1,905

BASIC INCOME PER COMMON SHARE:
Continuing operations	$0.11	$0.22	$0.06
Net income	$0.11	$0.22	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	70,039,000	53,772,000	29,507,000

DILUTED INCOME PER COMMON SHARE:
Net income	$0.11	$0.21	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	72,114,000	55,036,000	31,374,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(in Thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Deferred	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Equity
BALANCES at December 31, 2004	53	$—	29,439	$—	$70,888	$(68,510)	$(873)	$(325)	$1,180
Common stock options exercised	—	—	35	—	23	—	—	—	23
Restricted common stock issued	—	—	120	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	874	(874)	—	—	—
Stock Options and restricted stock grant expense	—	—	—	—	74	—	—	—	74
Amortization of deferred compensation	—	—	—	—	—	—	—	100	100
Net income	—	—	—	—	—	2,779	—	—	2,779
Foreign currency translation loss	—	—	—	—	—	—	(361)	—	(361)
Comprehensive income	—	—	—	—	—	—	—	—	2,418
BALANCES at December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	$3,795
Common stock options exercised	—	—	836	—	639	—	—	—	639
Warrants exercised	—	—	64	—	—	—	—	—	—
Restricted common stock issued	—	—	129	—	120	—	—	—	120
Common stock issued for services	—	—	15	—	21	—	—	—	21
Common stock issued for acquisition of business	—	—	26,462	1	26,461	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—
Reversal of deferred compensation with adoption of SFAS 123(R)	—	—	—	—	(225)	—	—	225	—
Stock based compensation	—	—	150	—	1,519	—	—	—	1,519
Redemption of preferred stock and conversion of preferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	(5,299)
Net income	—	—	—	—	—	11,165	—	—	11,165
BALANCES at December 31, 2006	—	$—	59,186	$1	$94,479	$(54,824)	$(1,234)	$—	$38,422
Common stock options exercised	—	—	727	—	607	—	—	—	607
Restricted common stock issued	—	—	701	—	443	—	—	—	443
Stock based compensation	—	—	—	—	833	—	—	—	833
Issuance of common stock, net of offering costs	—	—	14,950	—	28,847	—	—	—	28,847
Net income	—	—	—	—	—	7,891	—	—	7,891
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(46,933)	$(1,234)	$—	$77,043

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,891	$11,165	$2,779
Adjustments to reconcile net income to net cash provided operating activities
Depreciation and amortization	6,051	4,883	714
Deferred tax provision (credit)	(878)	(590)	98
Stock based compensation	1,276	1,519	—
Bad debt recovery	(109)	(230)	(144)
Reversal of troubled debt restructuring interest accrual	—	(598)	—
Amortization of deferred loan cost	—	809	202
Other non-cash charges	—	143	174
Gain on sale or disposal of assets	(2,449)	(516)	(14)
Changes in operating assets and liabilities:
Receivables	(3,353)	(20,842)	4,342
Inventory	(420)	(128)	—
Prepaid expenses and current assets	(4,069)	(2,509)	(42)
Other assets	(504)	412	(368)
Trade accounts payable and accrued liabilities	(1,290)	11,155	(5,077)
Net cash provided by operating activities	2,146	4,673	2,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired (spent) in connection with acquisition	(10,694)	4,366	—
Equipment additions	(21,309)	(6,882)	(306)
Insurance proceeds from disposal of property and equipment	4,605	—	—
Proceeds from sale or disposal of property and equipment	333	829	16
Net cash used in investing activities	(27,065)	(1,687)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	—	(750)	—
Payment of subordinated debt	—	(5,100)	(900)
Payments of term loan	(2,482)	(1,351)	—
Revolving credit borrowings	(859)	1,917	—
Proceeds from term loan	—	9,700	—
Redemption of preferred stock	—	(5,299)	—
Net proceeds from issuance of common stock	28,847	—	—
Decrease (Increase) in restricted cash	274	(273)	—
Proceeds from exercise of stock options	607	639	23
Net cash provided by (used in) financing activities	26,387	(517)	(877)
Impact of foreign currency on cash	—	—	(361)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,468	2,469	1,136
CASH AND CASH EQUIVALENTS, beginning of year	5,033	2,564	1,428
CASH AND CASH EQUIVALENTS, end of year	$6,501	$5,033	$2,564
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,916	$2,874	$593
Cash paid for income taxes	6,769	4,593	170
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued (reversed)	—	(616)	874
Common stock issued for acquisition of business	—	26,462	—
Conversion of preferred stock	—	1,936	—
Long-term notes issued for acquisition of business	—	21,166	—

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

Boots & Coots International Well Control, Inc. and subsidiaries (the “Company”), provides a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, South America, North Africa, West Africa and the Middle East.  Our customers include major and independent oil and gas companies in the U.S. market and major international and foreign national oil and gas producers as well as other oilfield service companies.  Our service lines are organized into two business segments; well intervention and response.  Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and to reduce the number and severity of critical events such as oil and gas well fires, blowouts or other incidences due to loss of control at the well. This business segment consists primarily of hydraulic workover and snubbing services, prevention and risk management services and pressure control equipment rental and services.  Our response segment consists of personnel, equipment and emergency services utilized during a critical well event.  We have a long history in the oil and gas industry and are widely recognized for our emergency response services.

B.	Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of us and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - We consider all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  At December 31, 2007, restricted cash totaled $29,000 compared to $303,000 at December 31, 2006, and both relate to letters of credit.

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

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and costs associated with sub-contracted work as performed.

Allowance for Doubtful Accounts - We perform ongoing evaluations of our customers and generally do not require collateral.  We assess our credit risk and provide an allowance for doubtful accounts for any accounts which we deem doubtful of collection.

Inventories -  Inventories consist of spare parts and commodities and are carried at the lower of cost or market.  The cost of inventories is determined on an average cost or specific-identification method.

Property and Equipment - Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and leasehold improvements (15-31 years), equipment (3-10 years), firefighting equipment (3-5 years), furniture, fixtures and office furnishing  (3-5 years) and vehicles (3-5 years).  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Goodwill - In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized, but is being reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value may have occurred.  Goodwill is associated with the March 2006 acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. and with the July 2007 acquisition of Stassco Pressure Control LLC (StassCo) and as is further described in Note F.  The goodwill has been assigned to the well intervention segment which is deemed the reporting unit for this review.  Fair value of the reporting unit is determined based on internal management estimates using a combination of discounted cash flows and market comparable companies.  We perform the annual review for possible impairment in the fourth calendar quarter of each year.  No goodwill impairment was recognized based on the evaluations performed.

Intangible Assets - The Company amortizes intangible assets over their estimated useful lives.  The intangible assets consist of customer relationships of $3,600,000 being amortized over a 13 year period and management non-compete agreements of $1,085,000 being amortized over 5.5 and 3.5 year periods.

Foreign currency - Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see “Note E–Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela. The accounts of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, foreign currency is translated to U.S. dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses, as well as translation gains and losses, are reported in income and expenses.  These currency gains or losses are reported as other operating expenses.  Monetary balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date for assets and liabilities, and for non-monetary items, the accounts are translated at the historical exchange rate in effect when acquired.  Revenues and expenses are translated at the average exchange rate for the period.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003.  This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar, to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account.

Capitalized Interest - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives.  For the year ended December 31, 2007, $376,000 was capitalized.  No interest was capitalized in 2006 or 2005.

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax loss carry forwards.  The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards.  The provision for tax expense includes foreign income taxes from Algeria and Venezuela (See Note I.).

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 1996 remain open in Venezuela, and tax years subsequent to 2002 remain open in Algeria.   During 2007, the Company recorded a charge of $616,000 relating to unrecognized tax benefits under FIN48.

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

The weighted average number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is illustrated below:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Numerator: For basic and diluted earnings per share: Net income attributable to common stockholders	$7,891	$11,781	$1,905
Denominator: For basic earnings per share-Weighted-average shares	70,039	53,772	29,507
Effect of dilutive securities: Stock options and warrants (1)	2,075	1,264	1,867
Denominator: For diluted earnings per share – Weighted-average shares	72,114	55,036	31,374

(1)  Excludes the effect of outstanding stock options and warrants that have an anti-dilutive effect on earnings per share.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at December 31, 2007, 2006 and 2005 would include: (1) 5,647,000, 6,435,200 and 5,814,690 common shares respectively, issuable upon exercise of stock options, and (2) 637,500, 713,245 and 2,582,033, common shares respectively, issuable upon exercise of stock purchase warrants.

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

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following weighted average assumptions were applied in determining the fair values of option grants:

	Year Ended December 31,
	2007		2006		2005
Risk-free interest rate		4.60%		4.64%	3.6%
Expected dividend yield		―		―	―
Expected option life	3.9	yrs	6.3	yrs	3.0yrs
Expected volatility		60.5%		96.8%	79.3%
Weighted average fair value of options granted at market value		$0.96		$1.19	$0.56
Forfeiture rate		6.94%		3.04%	0.0%

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS No. 157 becomes effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s results from operation or financial position.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s results from operation or financial position.

D.	Detail of Certain Balance Sheet Accounts(in thousands):

	December 31,
	2007	2006
Accounts receivable, net:
Trade	$33,136	$27,301
Unbilled Revenue	12,011	13,656
Other	144	718
Allowance for doubtful accounts	(247)	(356)
	$45,044	$41,319

	December 31,
	2007	2006
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	3,631	2,895
Equipment	47,551	35,840
Firefighting equipment	5,358	5,841
Furniture, fixtures and office	2,234	1,884
Vehicles	2,455	1,308
Construction in progress	9,954	5,995
Total property and equipment	71,754	54,334
Less: Accumulated depreciation	(11,001)	(10,544)
	$60,753	$43,790

Depreciation expense was $6,051,000, $4,883,000 and $714,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,
	2007	2006
Prepaid expenses and other current assets:
Prepaid taxes	$3,528	$1,509
Prepaid insurance	2,092	1,794
Other prepaid expenses and current assets	3,176	1,424
	$8,796	$4,727

	December 31,
	2007	2006
Accrued liabilities:
Accrued compensation and benefits	$3,244	$4,914
Accrued insurance	392	1,046
Accrued taxes, other than foreign income tax	3,380	2,617
Other accrued liabilities	3,357	3,823
	$10,373	$12,400

E.	Business Combinations

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

On July 31, 2007, we acquired StassCo Pressure Control, LLC (StassCo) for cash consideration of $10,694,000, net of cash acquired and including transaction costs plus a payable to the former owners of $500,000. StassCo performs snubbing services in the Cheyenne Basin, Wyoming and operates four hydraulic rig assist units based in Rock Springs, Wyoming.  The transaction was effective for accounting and financial purposes as of August 1, 2007.

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

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows(in thousands):

Current assets (excluding cash)	$15,299
Property and equipment	39,645
Goodwill	4,326
Total assets acquired	59,270

Current liabilities	9,505
Deferred taxes	5,110
Total liabilities assumed	14,615

Net assets acquired	$44,655

For StassCo, the purchase price, including direct acquisition costs, exceeded the fair value of acquired assets and assumed liabilities, resulting in the recognition of goodwill of approximately $4.6 million.  The total purchase price, including direct acquisition costs of $0.1 million, a $0.5 million payable earned as contingent consideration by the former owners, less cash acquired of $0.8 million, was $11.2 million.  The operating results of StassCo are included in the  consolidated financial statements subsequent to the August 1, 2007 effective date.  The intangible assets consist of customer relationships of $3,600,000 being amortized over a 13 year period and management non-compete agreements of $1,086,000 being amortized over 5.5 and 3.5 year periods.

The preliminary fair values of the assets acquired and liabilities assumed effective August 1, 2007 were as follows(in thousands):

Current assets (excluding cash)	$744
Property and equipment	3,491
Goodwill	4,560
Intangible assets	4,686
Total assets acquired	13,481

Current liabilities	270
Deferred taxes	2,017
Total liabilities assumed	2,287

Net assets acquired	$11,194

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

	Year Ended December 31,
	2007	2006
	(in thousands)
	(unaudited)
Revenue	$108,101	$107,958
Operating Income	$13,881	$22,371
Net Income	$7,891	$12,552
Basic Earnings Per Share	$0.11	$0.21
Diluted Earnings Per Share	$0.11	$0.21

Basic Shares Outstanding	70,039	58,569
Diluted Shares Outstanding	72,114	59,833

F.    Intangible assets

Intangible assets were obtained in conjuction with the StassCo acquisition on July 31, 2007, and there were no intangible assets in prior years.

	December 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(in thousands)
Intangible assets
Customer Relationships	$3,600	$115	$3,485
Non-compete agreements	1,085	98	987
	$4,685	$213	$4,472

Amortization expense on intangible assets for the year ended December 31, 2007 was (in thousands) $213. Total amortization expense is expected to be (in thousands) $512, $512, $512, $417 and $408 in 2008, 2009, 2010, 2011 and 2012, respectively.

G.	Long-Term Debt

Long-term debt and notes payable consisted of the following:
	December 31,
	2007	2006
	(in thousands)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $10.3 million and an average interest rate of 8.1% for the year ended December 31, 2007, and a borrowing base of $7.9 million and an average interest rate of 8.1% for the year ended December 31, 2006	$1,058	$1,917
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and average interest rates of 8.6% for the years ended December 31, 2007 and 2006	5,867	8,349
Total debt	6,925	10,266
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$4,985	$8,326

Scheduled maturities of long-term debt as of December 31, 2007, are as follows:

Year Ending December 31,	Amount
(in thousands)
2008	$1,940
2009	1,940
2010	2,998
2011	47
2012	-
Thereafter	-
$6,925

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on December 31, 2007 was $5.9 million on the term credit facility and $1.1 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at December 31, 2007, adjusted for $2.3 million outstanding under letters of credit and guarantees leaving $7.0 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at December 31, 2007 was 7.25% and 7.75%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth through December 31, 2006 equal to 90% of the pro forma book net worth calculated on March 1, 2006, but in no event less than $25 million, or, for each fiscal year thereafter, equal to the greater of the minimum book net worth required for the preceding fiscal year or 85% of book net worth on the last day of the preceding fiscal year (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to increase the minimum book net worth to a constant $55 million for the purpose of the first (1) covenant above and to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2nd) covenant above.  We were in compliance with these covenants at December 31, 2007.

H.	Related Party Debt

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition and has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $2,117,000 and $1,752,000 for the years ended December 31, 2007 and 2006, respectively.

I.	Income Taxes

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Domestic	458	11,487	3,171
Foreign	10,182	5,545	737
	$10,640	$17,032	$3,908

The provision (benefit) for income taxes shown in the consolidated statements of operations is made up of current and deferred taxes as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Domestic	$—	$1,533	$—
State	(121)	412	—
Foreign	3,570	4,512	1,031
Total	3,449	6,457	1,031
Deferred Domestic	(1,316)	(590)	98
Unrecognized Tax Benefits	616	—	—
	$2,749	$5,867	$1,129

 The provision for income taxes differs from the amount that would be computed if net income before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income tax provision at statutory rates	$3,724	$5,961	$1,328
State tax expense benefit, net of federal benefits	(79)	267	—
Net change in foreign tax rates	—	(466)	—
Return to provision adjustment	657	1,559	—
Foreign income tax rate differential	(2,612)	(806)	80
Adjustment to net operating loss from continuing operations	—	—	(978)
Nondeductible expenses	614	950	28
Repatriation of certain foreign earnings	90	—-	—-
Unrecognized Tax Benefits	616	0	0
Change in valuation allowance	(261)	(1,598)	671
Net income tax provision	$2,749	$5,867	$1,129

The Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.  The revised provisions of SFAS No. 123(R) were effective January 1, 2006.  For companies that have NOL carryforwards, SFAS No. 123R affects the manner in which stock-based compensation tax deductions are treated for financial reporting purposes.  We may claim share-based compensation deductions in our federal corporate income tax returns in an amount equal to the related income that is included in our employees’ reported federal taxable income subject to any other applicable limitations.  Under SFAS No. 123R, tax benefits generated in 2006 and subsequent reporting periods related to the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes, may not be recorded to additional paid-in-capital (“APIC”) for financial reporting purposes until the share-based compensation deductions actually reduce our cash income tax liability.  Any tax benefits attributable to these deductions will not be recorded to APIC for financial reporting purposes until such time as all existing and future NOL carryforwards have been fully utilized.  As a result of the provisions of SFAS No. 123R, at December 31, 2007, we have excluded $949,343 of share-based compensation deductions from our NOL carryforwards for financial reporting purposes

In addition, prior to the effective date of SFAS No. 123R, the Company was permitted to record the tax benefit associated with the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes in its financial statement NOL, subject to SFAS No. 109’s realization criteria. Accordingly, the tax return reporting and financial statement NOL carryforward amounts described above include excess tax benefits recognized in 2005 and prior years related to the exercise of non-qualified employee stock options and vested stock awards. The full amount of the related tax benefits have been offset through our deferred tax asset valuation allowance. The associated excess tax benefits will be charged to equity upon the reversal of the associated valuation allowances in future periods.

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

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in 2007, $0.7 million of valuation allowance was released, which represents one year of the company’s NOL limitation ($2.1 million).   As of December 31, 2007, we had net domestic operating loss carry forwards of approximately $28,827,000 expiring in various amounts beginning in 2019 and ending in 2027. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year.  The foreign tax credits will expire in varying amounts during the years 2009 through 2017.

The temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Net operating loss carry forward	$9,757	$12,878
Allowance for doubtful accounts	87	124
Share based compensation	80	461
Accruals	40	40
Foreign tax credit	3,613	2,176
Alternative minimum tax credit	141	98
Intercompany transfers	170	—
Total gross deferred tax assets	$13,888	$15,777

Deferred tax liabilities
Depreciation	85	59
Merger and acquisition costs	98	98
Repatriation of foreign earnings	90	—
Property and equipment, purchase accounting	6,548	4,520
Total gross deferred tax liabilities	6,821	4,677
Net deferred tax assets	7,067	11,100
Valuation allowance	$(12,725)	$(15,620)
Net deferred income tax liabilities	$(5,658)	$(4,520)

The Company has not provided deferred taxes on the unremitted earnings of its foreign subsidiaries, other than $1.8 million of earnings from its Venezuela subsidiary, as it considers all other amounts to be permanently reinvested.

Accounting for Uncertainity in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 “(FIN No. 48)”.  Fin No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.  FIN No. 48 requires the recognition of the amount of unrecognized tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement.  It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such changes.  As a result of adoption, the Company recognized no charge in the liability for unrecognized tax benefits related to tax positions taken in accumulated deficit.

The following is a rollforward of total unrecognized tax benefit liabilities for 2007 (in thousands):

Balance as of January 1, 2007	$—
Tax positions related to current year:
Additions	616
Reductions	—

Balance as of December 31, 2007	$616

All additions or reductions to the above liability affects the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which were $111,000 and $74,000 respectively for the year ended December 31, 2007.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Algeria	2005 - 2007
Venezeula	1997 – 2007
Congo	2000 - 2007
United States	2006– 2007

J.	Stockholders’ Equity

Common and Preferred Stock

Under our Amended and Restated Certificate of Incorporation, the board of directors has the power, without further action by the holders of common stock, to designate the relative rights and preferences of our preferred stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, over shares of common stock. The board of directors may, without further action by our stockholders, issue shares of preferred stock which it has designated. The rights of holders of common stock will be subject to, and may be adversely affected by or diluted by, the rights of holders of preferred stock.

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

On  April  28,  2000, we adopted the Certificate of Designation of Rights  and  Preferences  of the Series B Preferred Stock, which designates this issue  to  consist  of 100,000 shares of $.00001 par value per share with a face value  of  $100  per share; have a dividend requirement of 10% per annum, payable semi-annually  at the election of us in additional shares of  our Series B Preferred  Stock  in lieu of cash; have voting rights equivalent to 100 votes per share; and, may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate.  Since December 31, 2005, there have been no shares of series B preferred stock issued and outstanding.

On May 30, 2000 we adopted the Certificate of Designation of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) that designates this issue to consist of 50,000 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum, payable quarterly at the election of us in additional shares of our Series C Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of  common stock into which preferred shares are convertible, and may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate.  After eighteen months from the issuance date a holder of Series C Preferred Stock may elect to have future dividends paid in cash.  At December 31, 2005 there were 2,943 shares of series C preferred stock issued and outstanding.  This preferred stock was paid in full in connection with closing the HWC acquisition.

On December 29, 2000, we adopted the Certificate of Designation of Rights and Preferences of Series H Cumulative Convertible Preferred Stock (“Series H Preferred Stock”) that designates this issue to consist of 89,117 shares of $.00001 par value per share with a face value of $100 per share; have a dividend requirement of 10% per annum compounded, payable semi-annually at the election of the company in additional shares of our Series H Preferred Stock in lieu of cash; have voting rights excluding the election of directors equivalent to one vote per share of  common stock into which preferred shares are convertible, and may be converted at the election of us into shares of our common stock on the basis of a $3.00 per share conversion rate.  Since December 31, 2005, there have been no shares of series H preferred stock outstanding.

For the years ended December 31, 2007, 2006 and 2005, we accrued $0, $(616,000) and $874,000, respectively, for dividends relating to all series of preferred stock.  All 5,000,000 shares of the authorized Preferred stock are available for any future issue in any class of preferred stock.

In April 2007, we increased our common stock by 14.95 million shares as a result of an underwritten public offering, netting cash proceeds totaling approximately $28,847,000, net of underwriting discounts and offering expenses.

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

A summary of warrants outstanding as of December 31, 2007 is as follows:

Expiration Date	Exercise Price Per Share	Number of Shares

07/18/2008	$1.40	37,500
10/03/2008	0.88	600,000
		637,500

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2007 follows:

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2007, stock options covering an aggregate of 368,750 shares of common stock have been granted under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.  These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of ranging from $1.72 to $3.00 per share.  As of December 31, 2007, there were 5,000 stock options outstanding under the plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2007, grants of stock options covering an aggregate of 454,750 shares of common stock have been granted under the 1997 Outside Directors’ Option Plan.  At December 31, 2007, there were 311,250 stock options outstanding under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.  As of the date hereof, stock option grants covering an aggregate of 783,125 shares of common stock have been granted under the 2000 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2007, there were 655,850 stock options outstanding under the plan.

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

On October 1, 2003 we granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with our Chief Executive Officer.  We also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately.  This resulted in a compensation expense of $54,000 in 2007 and $72,000 in 2006 and 2005.

On July 15, 2004 we granted 400,000 options at market price on that day, of which 250,000 vested immediately and the remaining 150,000 vested over a two year period, as a result of the new contract agreement with our Chairman of the Board.  We also granted 300,000 shares of restricted stock at no cost with 150,000 shares vesting on August 13, 2004, 37,500 shares vesting on in 2005 pursuant to the vesting schedule and the remaining balance vesting upon the acquisition of HWC in March of 2006. This resulted in a compensation expense of $0, $102,000 and $58,000 in 2007, 2006 and 2005, respectively.

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.  As of the date hereof, stock option grants covering an aggregate of 5,812,000 shares of common stock have been made under the 2004 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2007, there were 4,658,792 stock options outstanding under the plan.  An additional 2,000,000 of our stock options were authorized by the Board of Directors and approved by a majority vote of the stockholders on March 1, 2006.  In connection with the acquisition of HWC on March 3, 2006, an additional 895,000 of our stock options, priced at $1.50 per option were approved to be issued to employees of HWC.

Stock option activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding December 31, 2004	5,202	$0.90
Granted	873	1.10
Exercised	(35)	0.67
Cancelled	(225)	1.34
Outstanding December 31, 2005	5,815	$1.02
Granted	1,630	1.57
Exercised	(836)	0.77
Cancelled	(174)	1.01
Outstanding December 31, 2006	6,435	$1.09
Granted	386	1.92
Exercised	(727)	0.86
Cancelled	(447)	1.51
Outstanding December 31, 2007	5,647	$1.16

Summary information about our stock options outstanding at December 31, 2007 follows:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007 (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2007 (in thousands)	Weighted Average Exercise Price
$0.25 – 0.69	2,390	2.81	$0.67	2,390	$0.67
$0.70 – 1.14	494	3.71	$1.10	349	$1.10
$1.15 – 1.59	1,753	4.26	$1.31	1,206	$1.26
$1.60 – 2.04	560	4.78	$1.80	186	$1.80
$2.05 – 3.00	450	4.07	$2.43	177	$3.00
$0.25 – 3.00	5,647	3.63	$1.16	4,308	$1.02

Share-based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2007 totaled $833,000, or $0.01 per basic and diluted share. Stock based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2006 totaled $1,288,000, or $0.02 per basic and diluted share. For the year ended December 31, 2005, our stock compensation expense related primarily to restricted stock awards and totaled $173,000. At December 31, 2007, $1,999,000 of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

The pro forma effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provision of SFAS No. 123R, to stock-based employee compensation for the year ended December 31, 2005 is illustrated below(in thousands, except per share data):

Year ended
December 31, 2005
Net income (loss) attributable to common stockholders as reported	$1,905
Less total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(929)
Pro forma net (loss) attributable to common stockholders	$976
Basic net income (loss) per share:
As reported	$0.06
Pro forma	$0.03
Diluted net income (loss) per share:
As reported	$0.06
Pro forma	$0.03

K.	Employee Benefit Plans

401(k) Plan:

The Company sponsors a 401(k) Plan adopted in 2007 for eligible employees being at least eighteen years of age.  Employees can make elective contributions of 1% to 50% of compensation up to 15,500 for the year ending December 31, 2007.  Employees over fifty years old may contribute an additional $5,000, $4,000 and $5,000 in 2007, 2006, and 2005 respectively.  During the years ended December 31, 2007, 2006 and 2005, we contributed approximately $632,000, $401,000 and $88,000, respectively, under the Plan.

L.	Commitments and Contingencies

Leases

We lease vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

At December 31, 2007, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(in thousands)
2008	$718
2009	428
2010	623
2011	591
2012	450
Thereafter	2,379
$5,189

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $904,000, $418,000 and $32,000, respectively.

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

Employment Contracts

We have employment contracts with executives and other key employees with contract terms that include lump sum payments up to two years of compensation including salary, benefits and incentive pay upon termination of employment or following a change in control.

M.	Business Segment Information, Revenues from Major Customers and Concentration of Credit Risk

Segments:

We operate in two business segments: well intervention and response.  Intercompany transfers between segments were not material.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  While cost of sales expenses are variable based upon the type of revenue generated, most of our operating expenses represent fixed cost for base labor charges, rent and utilities.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro-rata allocation of remaining non segment specific expenses are assigned to segments based upon relative revenues.  Selling, general and corporate expenses have been allocated between segments pro rata based on relative revenues. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental and services.  Our hydraulic workover and snubbing units that are used to enhance production of oil and gas wells.  These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services.  This segment also includes services that are designed to reduce the number and severity of critical well events offered through our  prevention  and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.  Additionally, this segment includes our pressure control and flowback rental and service business, which was an expansion of the Company’s well intervention segment in 2007.

The response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response.  These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses.  To mitigate these consequences, we have concentrated in growing our well intervention business to provide more predictable revenues.  The response business segment represented 12.6% of total revenues 2007 compared to 21% in 2006.  We expect our response business segment to continue to benefit as a result of cross selling our pressure control services driven by our well intervention business development team as well as our expanded geographic presence.

 Information concerning operations in our two different business segments for the years ended December 31, 2007, 2006 and 2005 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.  General and corporate are included in the calculation of identifiable assets and are included in the well intervention and response segments.

	Well Intervention	Response	Consolidated
	(In thousands)
As of and for the year Ended December 31, 2007
Net operating revenue	$91,985	$13,311	$105,296
Operating income	7,927	4,765	12,692
Identifiable operating assets	113,416	22,999	136,415
Capital expenditures	18,713	2,596	21,309
Depreciation and amortization	5,750	301	6,051

As of and for the year Ended December 31, 2006
Net operating revenues	$76,653	$20,377	$97,030
Operating income	11,835	8,057	19,892
Identifiable operating assets	89,334	11,683	101,017
Capital expenditures	6,279	603	6,882
Depreciation and amortization	4,637	246	4,883

As of and for the year Ended December 31, 2005
Net operating revenues	$13,860	$15,677	$29,537
Operating income	2,538	2,025	4,563
Identifiable operating assets	6,929	7,838	14,767
Capital expenditures	—	306	306
Depreciation and amortization	310	404	714

 Revenue from major customers and concentration of credit risk:

During the years presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31,
	2007	2006	2005
Customer A	—	—	45%
Customer B	18%	18%	18%
Customer C	19%	19%	11%

Our revenues are generated geographically as follows:

	Year Ended December 31,
	2007	2006	2005
United States	24%	26%	19%
Foreign	76%	74%	81%

We attribute revenue to various countries based on the location services are performed or destination of the sale of equipment.    Of the 2007 foreign revenues presented above, 20% and 19% were generated from Algeria and Venezuela, respectively.  Of the 2006 foreign revenues presented above, 24% and 21% were generated from Algeria and Venezuela, respectively.  Of the 2005 foreign revenues presented above, 41% and 12% were generated from Iraq and Venezuela, respectively.

Accounts Receivable:

Three of our customers at December 31, 2007 accounted for 51% of outstanding accounts receivable. Three of our customers at December 31, 2006 accounted for 71% of outstanding accounts receivable.

Cash:

We maintain deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that any possible deposit loss is minimal.

N.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2007 and 2006(in thousands, except for per share data):

	Quarter Ended
2007	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$22,257	$21,955	$24,973	$36,111
Gross margin	8,262	8,117	10,197	16,139
Net income	464	274	1,331	5,822
Net income attributable to common stockholders	464	274	1,331	5,822
Net income per common share:
Basic	$0.01	0.00	0.02	0.08
Diluted	$0.01	0.00	0.02	0.08

	Quarter Ended
2006	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$11,520	$23,472	$28,293	$33,745
Gross margin	6,220	10,664	12,964	14,901
Net income	678	2,632	3,369	4,486
Net income attributable to common stockholders	1,294	2,632	3,369	4,486
Net income per common share:
Basic	$0.03	0.05	0.06	0.08
Diluted	$0.03	0.04	0.05	0.07

  Gross margin does not include operating expenses. Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.