Form 10-Q
period 2008-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2008-05-07
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 6, 2008, was 75,947,242.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,026	$6,501
Restricted cash	30	29
Receivables, net	49,110	45,044
Inventory	2,261	1,385
Prepaid expenses and other current assets	8,417	8,796
Total current assets	65,844	61,755

PROPERTY AND EQUIPMENT, net	65,570	60,753
GOODWILL	8,886	8,886
INTANGIBLE ASSETS, net	4,344	4,472
OTHER ASSETS	406	549
Total assets	$145,050	$136,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	14,968	12,020
Foreign income tax payable	416	2,710
Accrued liabilities	12,805	10,373
Total current liabilities	30,129	27,043
LONG-TERM DEBT, net of current maturities	5,593	4,985
RELATED PARTY LONG-TERM DEBT	21,166	21,166
DEFERRED TAXES	4,941	5,658
OTHER LIABILITIES	563	520
Total liabilities	62,392	59,372

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 75,782,000 and 75,564,000 shares issued and outstanding at March 31, 2008 and December 31, 2007)	1	1
Additional paid-in capital	125,680	125,209
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(41,789)	(46,933)
Total stockholders' equity	82,658	77,043
Total liabilities and stockholders' equity	$145,050	$136,415

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES	$45,028	$22,257

COST OF SALES, excluding depreciation and amortization	26,489	13,995

Gross Margin	18,539	8,262

OPERATING EXPENSES	6,170	4,459
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,490	1,003
FOREIGN CURRENCY TRANSLATION	37	68
DEPRECIATION AND AMORTIZATION	2,103	1,314

OPERATING INCOME	7,739	1,418

INTEREST EXPENSE AND OTHER, net	602	733

INCOME BEFORE INCOME TAXES	7,137	685
INCOME TAX EXPENSE	1,993	221

NET INCOME	$5,144	$464

Basic Earnings per Common Share:	$0.07	$0.01

Weighted Average Common Shares Outstanding – Basic	75,013,000	59,203,000

Diluted Earnings per Common Share:	$0.07	$0.01

Weighted Average Common Shares Outstanding – Diluted	76,932,000	61,642,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2008
(Unaudited)
(000’s)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(1,234)	$(46,933)	$77,043
Common stock options exercised	—	—	158	—	140	—	—	140
Restricted common stock issued	—	—	60	—	—	—	—	—
Stock based compensation	—	—	—	—	331	—	—	331
Net income	—	—	—	—	—	—	5,144	5,144
BALANCES, March 31, 2008	—	$—	75,782	$1	$125,680	$(1,234)	$(41,789)	$82,658

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,144	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,103	1,314
Deferred tax credit	(717)	—
Stock-based compensation	331	303
Recovery of bad debts	(61)	—
Other non-cash charges	—	44
Gain on sale/disposal of assets	(32)	(130)
Changes in operating assets and liabilities:
Receivables	(4,005)	8,636
Inventory	(876)	29
Prepaid expenses and other current assets	379	(233)
Other assets	143	83
Accounts payable and accrued liabilities	3,129	(8,924)
Net cash provided by operating activities	5,538	1,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(6,795)	(3,461)
Proceeds from sale of property and equipment	35	183
Net cash used in investing activities	(6,760)	(3,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of term loan	(485)	(927)
Revolving credit net borrowings	1,093	1,207
Increase in restricted cash	(1)	—
Stock options exercised	140	351
Net cash provided by financing activities	747	631
Net decrease in cash and cash equivalents	(475)	(1,061)
CASH AND CASH EQUIVALENTS, beginning of period	6,501	5,033
CASH AND CASH EQUIVALENTS, end of period	$6,026	$3,972

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$700	$755
Cash paid for income taxes	2,476	3,885

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008
(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2007, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. The Company does not have any material recurring fair value measurements.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  The statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s results from operation or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133".  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s results from operation or financial position.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	March 31, 2008	December 31, 2007
	(unaudited)
	(000’s)
Receivables, net:
Trade	$38,266	$33,136
Unbilled Revenue	10,768	12,011
Other	259	144
Allowance for doubtful accounts	(183)	(247)
	$49,110	$45,044

	March 31, 2008	December 31, 2007
	(unaudited)
	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$3,452	$3,528
Prepaid insurance	1,387	2,092
Other prepaid expenses and current assets	3,578	3,176
	$8,417	$8,796

	March 31, 2008	December 31, 2007
	(unaudited)
	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	3,636	3,631
Equipment	55,090	47,551
Firefighting equipment	5,092	5,358
Furniture, fixtures and office	2,349	2,234
Vehicles	2,585	2,455
Construction in progress	8,841	9,954

Total property and equipment	78,164	71,754
Less: Accumulated depreciation	(12,594)	(11,001)
	$65,570	$60,753

	March 31, 2008	December 31, 2007
	(unaudited)
	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$3,238	$3,244
Accrued insurance	652	392
Accrued taxes, other than foreign income tax	5,651	3,380
Other accrued liabilities	3,264	3,357
	$12,805	$10,373

D.  BUSINESS ACQUISITION AND GOODWILL

On July 31, 2007, we acquired StassCo Pressure Control, LLC (StassCo) for $11.2 million, net of cash acquired and including transaction costs and a payable to the former owners of $500,000. StassCo performs snubbing services in the Cheyenne Basin, Wyoming and operates four hydraulic rig assist units based in Rock Springs, Wyoming.  The transaction was effective for accounting and financial purposes as of August 1, 2007.

In accordance with SFAS No. 141, “Business Combinations”, we used the purchase method to account for our acquisition of StassCo.  Under the purchase method of accounting, the assets acquired and liabilities assumed from StassCo were recorded at the date of acquisition at their respective fair values.  We engaged valuation firms to assist in the determination of the fair values of certain assets and liabilities of StassCo.

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

The preliminary fair values of the assets acquired and liabilities assumed effective August 1, 2007 were as follows (in thousands):

Current assets (excluding cash)	$744
Property and equipment	3,491
Goodwill	4,560
Intangible assets	4,686
Total assets acquired	13,481

Current liabilities	270
Deferred taxes	2,017
Total liabilities assumed	2,287
Net assets acquired	$11,194

The following unaudited proforma financial information presents the combined results of operations of the Company and StassCo as if the acquisition had occurred as of the beginning of the period presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

Three Months Ended
March 31,
2007
Proforma
(000’s)
Revenue	$23,215
Operating Income	1,793
Net Income	677
Basic Earnings Per Share	0.01
Diluted Earnings Per Share	0.01

Basic Shares Outstanding	59,203
Diluted Shares Outstanding	61,642

The carrying amount of goodwill for the periods ended March 31, 2008 and December 31, 2007 is $8,886,000 and  consists of $4,560,000 from the StassCo acquisition and $4,326,000 from the acquisition of the hydraulic well control business (HWC) of Oil States in 2006.

E.  INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007. There were no intangible assets prior to the acquistion.

	March 31, 2008
	Amount	Amortization	Net
		(000’s)
Intangible assets
Customer Relationships	$3,600	$185	$3,415
Non-compete agreements	1,086	157	929
	$4,686	$343	$4,344

Amortization expense on intangible assets for the period ended March 31, 2008 was (in thousands) $128. Total amortization expense is expected to be (in thousands) $512, $512, $512, $417 and $408 in 2008, 2009, 2010, 2011 and 2012, respectively.

F. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $8.5 million as of March 31, 2008 and an interest rate of 5.25% as of March 31, 2008	$2,151	$1,058
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an interest rate of 5.75% as of March 31, 2008	5,382	5,867
Total debt	7,533	6,925
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$5,593	$4,985

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on March 31, 2008 was $5.4 million on the term credit facility and $2.2 million on the revolving credit facility.  The revolving credit facility borrowing base was $8.5 million at March 31, 2008, adjusted for $1.5 million outstanding under letters of credit and guarantees leaving $4.8 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at March 31, 2008 was 5.25% and 5.75%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2nd) covenant above.  We were in compliance with these covenants at March 31, 2008.

G.  RELATED PARTY

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $529,000 for the quarters ended March 31, 2008 and 2007, respectively.

H.  COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Employment Contracts

We have employment contracts with executives and other key employees with contract terms that include lump sum payments of up to two years of compensation including salary, benefits and incentive pay upon termination of employment under certain circumstances.

I.  EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 are illustrated below (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Numerator: For basic and diluted earnings per share: Net income attributable to common stockholders	$5,144	$464
Denominator: For basic earnings per share- weighted-average shares	75,013	59,203
Effect of dilutive securities: Stock options and warrants(1)	1,919	2,439
Denominator: For diluted earnings per share – weighted-average shares	76,932	61,642

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three month period ended March 31, 2008 and March 31, 2007.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at March 31, 2008, and 2007 included: (1) 5,594,000 and 5,941,000 common shares, respectively, issuable upon exercise of stock options, and (2) 501,136 and 713,000 common shares, respectively, issuable upon exercise of stock purchase warrants.

J.  EMPLOYEE “STOCK-BASED” COMPENSATION

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

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  For the three month periods ended March 31, 2008 and March 31, 2007, there were no stock options granted.

K.  BUSINESS SEGMENT INFORMATION

Our business segments are “well intervention” and “response”.  Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation”.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental and services.  These services are available for both onshore and offshore operations for U.S. and international customers.   Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by the price of oil and natural gas.  Call out services range in duration from less than a week in the case of a single well cleanout procedure to more than one year for a multi-well plugging and abandonment campaign.  Internationally, revenue is typically generated on a contractual basis, with contracts ranging between six months and three years in duration. Additionally, this segment includes our pressure control equipment rental and service business, which was an expansion of the Company’s well intervention segment in 2007.

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

Information concerning segment operations for the three months ended March 31, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
	(Unaudited)
	(000’s)
Three Months Ended March 31, 2008:
Operating Revenues	$37,949	$7,079	$45,028
Operating Income(1)(2)	5,319	2,420	7,739
Identifiable Operating Assets(3)	133,311	11,739	145,050
Capital Expenditures	6,720	75	6,795
Depreciation and Amortization(1)	1,859	244	2,103

Three Months Ended March 31, 2007:
Operating Revenues	$20,844	$1,413	$22,257
Operating Income(1)(2)	1,064	354	1,418
Identifiable Operating Assets(4)	84,052	9,483	93,535
Capital Expenditures	3,375	86	3,461
Depreciation and Amortization(1)	1,299	15	1,314

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and  the  remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At March 31, 2008
(4)	At March 31, 2007

L.  INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with FIN 48, the Company recorded a charge of $616,000 during 2007 and a charge of $45,000 during the first quarter 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 1996 remain open in Venezuela, tax years subsequent to 1999 remain open in the Congo and tax years subsequent to 2004 remain open in Algeria.

We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we will be limited to utilizing approximately $2.1 million of U.S. net operating losses (“NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2008 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in 2008, $0.7 million of valuation allowance is being released, which represents one year of the company’s NOL limitation ($2.1 million).

M.  FAIR VALUE DISCLOSURE

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The implementation of SFAS 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate, which was not material.  The primary impact from adoption was additional disclosures.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As it relates to the Company, the deferral applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We generally apply fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liability measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Related Party Long Term Debt	-	$21,166	-	$21,166

At March 31, 2008, Management estimates that the $21,166,000 outstanding related party long term debt had a fair value of $21,166,000.  The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debtholder could realize in a current market exchange.  The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States. The transaction was effective for accounting and financial purposes as of March 1, 2006. As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes with an aggregate balance of $15 million, adjusted to $21.2 million during the quarter ended June 30, 2006, after a $6.2 million adjustment for working capital acquired. In April 2007, Oil States sold 14.95 million shares of our common stock and now beneficially owns approximately 15% of our common stock as of the date of this report.  As a result of the acquisition, we acquired the ability to provide hydraulic units for emergency well control situations and various well intervention solutions involving workovers, well drilling, well completions and plugging and abandonment services. Hydraulic units may be used for both routine and emergency well control situations in the oil and gas industry. A hydraulic unit is a specially designed rig used for moving tubulars in and out of a wellbore using hydraulic pressure. These units may also be used for snubbing operations to service wells under pressure. When a unit is snubbing, it is pushing pipe or tubulars into the wellbore against wellbore pressures.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $11.2 million, net of cash acquired and including transaction costs and a payable to the former owners, utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  The transaction was effective for accounting and financial purposes as of August 1, 2007. Purchase accounting for the acquisition has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the acquisition date. StassCo operates four hydraulic rig assist units in the Cheyenne basin, Wyoming, and presence in the Rockies is a key to our strategy to expand North America land operations.

The pressure control equipment rental and service line was added to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment is utilized primarily during the drilling and completion phases of oil and gas producing wells.  This business is currently operating in the Gulf Coast and Central and East Texas regions.  We plan to expand this business into other operating areas where we provide pressure control services such as in the Rockies, North Texas and Oklahoma, including international markets where we are able to secure contractual commitments from our customers.

The market for emergency well control services, or critical well events, is highly volatile due to factors beyond our control, including changes in the volume and type of drilling and workover activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may also increase the need for such services from time to time.  As a result, we experience large fluctuations in our revenues from these services.  Non-critical services, reported as our well intervention segment, while subject to typical industry volatility associated with commodity prices, drilling activity levels and the like, provide more stable revenues and our strategy continues to be to expand these product and service offerings while focusing on our core strength of pressure control services.

Segment Information

Our current business segments are “well intervention” and “response”.

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental and services.  Our hydraulic workover and snubbing units are used to enhance production of oil and gas wells.  These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services.  This segment also includes services that are designed to reduce the number and severity of critical well events offered through our  prevention  and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.  Additionally, this segment includes our pressure control equipment rental and service business, which was an expansion of the Company’s well intervention segment in 2007.     A typical job includes rental of equipment such as high pressure flow iron, valves, manifolds and chokes. Typically one or two technicians assemble, operate and maintain our equipment during the rental phase.  We provide these services on a day rental and service basis with rates varying based on the type of equipment and length of time of rental and service.

The response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response.  These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses.  To mitigate these consequences, we have concentrated in growing our well intervention business to provide more predictable revenues.    We expect our response business segment to benefit from cross selling opportunities created by our pressure control services driven by our well intervention business development team as well as our expanded geographic presence.

Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation” and as disclosed in our annual report on Form 10-K for the year ended December 31, 2007.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro-rata between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue.  Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.  StassCo’s operating results from and after August 1, 2007 are included in our consolidated operating results.

Results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and the other financial information included in this report and contained in our periodic reports previously filed with the SEC.

Information concerning operations in different business segments for the three months ended March 31, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended March 31, (unaudited)
	2008	2007
	(000’s)
Revenues
Well Intervention	$37,949	$20,844
Response	7,079	1,413
	$45,028	$22,257
Cost of Sales
Well Intervention	$23,690	$13,801
Response	2,799	194
	$26,489	$13,995
Operating Expenses(1)
Well Intervention	$4,945	$3,673
Response	1,225	786
	$6,170	$4,459
Selling, General and Administrative Expenses(2)
Well Intervention	$2,136	$1,007
Response	391	64
	$2,527	$1,071
Depreciation and Amortization(1)
Well Intervention	$1,859	$1,299
Response	244	15
	$2,103	$1,314
Operating Income
Well Intervention	$5,319	$1,064
Response	2,420	354
	$7,739	$1,418
_________________________________

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and  the  remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenue.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007

Revenues

Well intervention revenues were $37,949,000 for the quarter ended March 31, 2008, compared to $20,844,000 for the quarter ended March 31, 2007, representing an increase of $17,105,000, or 82.1%, in the current quarter.  The increase in revenue is primarily due to $9,165,000 from a hydraulic workover and prevention and risk management project in Bangladesh, which was concluded in the current period.  The remaining increase resulted from the addition of our pressure control equipment rental service business and our snubbing services growth initiatives in Algeria and Wyoming.

Response revenues were $7,079,000 for the quarter ended March 31, 2008, compared to $1,413,000 for the quarter ended March 31, 2007, an increase of $5,666,000, or 401.0% in the current quarter due to a higher level of international emergency response activity primarily in Nigeria.

Cost of Sales

Well intervention cost of sales were $23,690,000 for the quarter ended March 31, 2008, compared to $13,801,000 for the quarter ended March 31, 2007, an increase of $9,889,000, or 71.7%, in the current quarter. During the current quarter, cost of sales represented 62.4% of revenues compared to 66.2% of revenues in the prior year quarter. The increase in cost of sales is generally attributable to increased revenues, while the percentage decrease was primarily due to higher revenues in relation to increase in costs due to a significant component of such costs being fixed and semi-fixed.

Response cost of sales were $2,799,000 for the quarter ended March 31, 2008, compared to $194,000 for the quarter ended March 31, 2007, an increase of $2,605,000, or 1342.8%.  During the current quarter, cost of sales represented 39.5% of revenues compared to 13.7% of revenues in the prior year quarter.  The percentage increase was primarily due to an increase in third party equipment rental and security expense in the current quarter.

Operating Expenses

Consolidated operating expenses were $6,170,000 for the quarter ended March 31, 2008, compared to $4,459,000 for the quarter ended March 31, 2007, an increase of $1,711,000, or 38.4%, in the current quarter. During the current quarter, operating expenses represented 13.7% of revenues compared to 20.0% of revenues in the prior year quarter. The increase in operating expense was primarily due to increases in salaries and benefits, travel and entertainment, professional fees and liability insurance, a result of geographic expansion and pressure control equipment rental and service business. The percentage decrease was primarily due to higher revenues in relation to increases in expense due to components of such expenses being fixed and semi-fixed.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $2,527,000 for the quarter ended March 31, 2008, compared to $1,071,000 for the quarter ended March 31, 2007, an increase of $1,456,000, or 135.9%, in the current quarter.  During the current quarter, SG&A and other operating expenses represented 5.6% of revenues compared to 4.8% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in salaries and benefits, advertising and trade show expenses and professional fees.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $789,000 in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, primarily due to the depreciation increase of $661,000 resulting from an increase in capital expenditures for property and equipment in 2007.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 was $128,000.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense and Other, Net

Net interest and other expenses decreased by $131,000 in the quarter ended March 31, 2008 compared to the prior year quarter.  Interest expense decreased by $105,000 or 13.7% compared to the prior year quarter as a result of paying down debt and the capitalization of interest expense.

Income Tax Expense

Income taxes for the quarter ended March 31, 2008 totaled $1,993,000, or 27.9% of pre-tax income compared to the quarter ended March 31, 2007 total of $221,000, or 32.3% of pre-tax income.  The increase in tax expense for the quarter ended March 31, 2008 compared to the prior year quarter is due to an increase in income before tax offset by a decrease in the effective tax rate.  The decrease in the effective tax rate is largely due to the release of the valuation allowance of the portion of its deferred tax asset related to one year of the U.S. net operating loss carryforward of $2.1 million that we expect to realize.

Liquidity and Capital Resources

Liquidity

At March 31, 2008, we had working capital of $35,715,000 compared to $34,712,000 at December 31, 2007.  Our cash balance at March 31, 2008 was $6,026,000 compared to $6,501,000 at December 31, 2007.  We ended the quarter with stockholders’ equity of $82,658,000 which increased $5,615,000 when compared to $77,043,000 at December 31, 2007 primarily due to our net income of $5,144,000 for the quarter ended March 31, 2008.

Our primary liquidity needs are to fund working capital, capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility.

In the first quarter of 2008, we generated net cash from operating activities of $5,538,000 compared to $1,586,000 during the first quarter of 2007.  During 2008, cash generated from operating activities was partially offset by cash utilized to fund working capital of $1,230,000 primarily due to an increase in receivables resulting from increased revenues.  This compares to $409,000 cash utilized to fund working capital in the same period of 2007.

Cash used in investing activities during the quarters ended March 31, 2008 and 2007 was $6,760,000 and $3,278,000, respectively.  Capital expenditures, including capitalized interest, totaled $6,795,000 and $3,461,000 during the quarters ended March 31, 2008 and 2007, respectively.  Capital expenditures in 2008 consisted primarily of purchases of assets for our hydraulic workover and snubbing services and our pressure control rental equipment services, while our 2007 capital expenditures were primarily purchases of hydraulic workover and snubbing equipment.

We generated net cash of $747,000 from financing activities during the quarter ended March 31, 2008 primarily as a result of borrowings under our revolving credit facility of $1,093,000.  During the first quarter of 2007, cash provided by financing activities increased $631,000 primarily due to borrowings under our revolving credit facility of $1,207,000.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On March 31, 2008, we had cash of $1,019,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $3,149,000 were denominated in Bolivares Fuertes and included along with cash in net working capital denominated in Bolivares Fuertes of $3,605,000 and subject to market risks.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003.  This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the bolivar fuerte, to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies. Management continues to monitor the situation closely.

Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States, we changed our functional currency in Venezuela from the Venezuelan bolivar fuerte to the U.S. Dollar.  This change allows us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

Disclosure of on and off balance sheet debts and commitments

Future Commitments (000's) at March 31, 2008
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$5,382	$1,940	$3,442	$—
Revolving credit facility	$2,151	—	$2,151	—
Subordinated debt (a)	$21,166	—	$21,166	—

Future minimum lease payments	$3,085	$746	$1,176	$1,163

Total commitments	$31,784	$2,686	$27,935	$1,163

(a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. adjusted to $21.2 during the quarter ended June 30, 2006 for working capital in connection with the HWC acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on March 31, 2008 was $5.4 million on the term credit facility and $2.2 million on the revolving credit facility.  The revolving credit facility borrowing base was $8.5 million at March 31, 2008, adjusted for $1.5 million outstanding under letters of credit and guarantees leaving $4.8 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at March 31, 2008 was 5.25% and 5.75%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  Due to investments of our stock offering proceeds in April 2007, the credit agreement has been amended to exclude unfinanced capital expenditures for the year 2007 for the purpose of the second (2nd) covenant above.  We were in compliance with these covenants at March 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first three months of 2008, approximately 80% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country or geographic region can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first three months of 2008, work in Venezuela and Algeria contributed 9.0% and 15% of our international revenues, respectively, which was down from the prior year period when revenues from these countries represented 20% and 24%, respectively, of total international revenues.  Remaining foreign revenues for the first three months of 2008, were primarily generated in the Republic of Congo, Nigeria, Dubai, Bangladesh and Egypt, with only Bangladesh representing over 20% of total international revenues for the period.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of March 31, 2008, we had floating rate obligations totaling approximately $7.5 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the March 31, 2008 levels, our interest expense would increase by a total of approximately $47,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors under Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

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

Date:   May 7, 2008