Form 10-Q
period 2008-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2008-08-05
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 4, 2008, was 76,545,076.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,523	$6,501
Restricted cash	29	29
Receivables, net	58,779	45,044
Inventory	2,797	1,385
Prepaid expenses and other current assets	8,729	8,796
Total current assets	78,857	61,755

PROPERTY AND EQUIPMENT, net	69,108	60,753
GOODWILL	8,886	8,886
INTANGIBLE ASSETS, net	4,216	4,472
OTHER ASSETS	274	549
Total assets	$161,341	$136,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	17,995	12,020
Foreign income tax payable	934	2,710
Accrued liabilities	15,451	10,373
Total current liabilities	36,320	27,043
LONG-TERM DEBT, net of current maturities	8,632	4,985
RELATED PARTY LONG-TERM DEBT	21,166	21,166
DEFERRED TAXES	4,977	5,658
OTHER LIABILITIES	657	520
Total liabilities	71,752	59,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 76,436,000 and 75,564,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	1	1
Additional paid-in capital	126,525	125,209
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(35,703)	(46,933)
Total stockholders' equity	89,589	77,043
Total liabilities and stockholders' equity	$161,341	$136,415

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$51,891	$21,955	$96,919	$44,211

COST OF SALES, excluding depreciation and amortization	32,722	13,838	59,211	27,833

Gross Margin	19,169	8,117	37,708	16,378

OPERATING EXPENSES	7,002	4,527	13,172	8,986
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,843	1,449	5,333	2,451
FOREIGN CURRENCY TRANSLATION	63	115	100	183
DEPRECIATION AND AMORTIZATION	2,171	1,396	4,274	2,710

OPERATING INCOME	7,090	630	14,829	2,048

INTEREST EXPENSE AND OTHER, net	681	247	1,283	980

INCOME BEFORE INCOME TAXES	6,409	383	13,546	1,068
INCOME TAX EXPENSE	323	109	2,316	330

NET INCOME	6,086	274	11,230	738

Basic Earnings per Common Share:	$0.08	$0.00	$0.15	$0.01

Weighted Average Common Shares Outstanding – Basic	75,506,000	70,916,000	75,260,000	65,092,000

Diluted Earnings per Common Share:	$0.08	$0.00	$0.14	$0.01

Weighted Average Common Shares Outstanding – Diluted	78,073,000	73,149,000	77,626,000	67,395,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2008
(Unaudited)
(000’s)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid - in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(1,234)	$(46,933)	$77,043
Common stock options exercised	—	—	812	—	699	—	—	699
Restricted common stock issued	—	—	60	—	—	—	—	—
Stock based compensation	—	—	—	—	617	—	—	617
Net income	—	—	—	—	—	—	11,230	11,230
BALANCES, June 30, 2008	—	$—	76,436	$1	$126,525	$(1,234)	$(35,703)	$89,589

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,230	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,274	2,710
Deferred tax credit	(681)	(450)
Stock-based compensation	617	509
Recovery of bad debts	(192)	—
Other non-cash charges	—	112
Gain on sale/disposal of assets	(55)	(146)
Changes in operating assets and liabilities:
Receivables	(13,543)	11,139
Inventory	(1,412)	70
Prepaid expenses and other current assets	67	(518)
Other assets	275	218
Accounts payable and accrued liabilities	9,414	(9,542)
Net cash provided by operating activities	9,994	4,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(12,372)	(6,552)
Proceeds from sale of property and equipment	54	278
Net cash used in investing activities	(12,318)	(6,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of term loan	(970)	(1,512)
Revolving credit net borrowings(payments)	4,617	(1,917)
Net proceeds from issuance of common stock	—	28,827
Stock options exercised	699	586
Net cash provided by financing activities	4,346	25,984
Net increase in cash and cash equivalents	2,022	24,550
CASH AND CASH EQUIVALENTS, beginning of period	6,501	5,033
CASH AND CASH EQUIVALENTS, end of period	$8,523	$29,583

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,386	$1,513
Cash paid for income taxes	3,466	4,792

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2007, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  The statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s results from operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133".  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s results from operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of FASB 163 is not expected to have a material impact on the Company’s results from operations or financial position.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on the Company’s results from operations or financial position.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	June 30, 2008 (unaudited)	December 31, 2007

	(000’s)
Receivables, net:
Trade	$37,268	$33,136
Unbilled Revenue	21,191	12,011
Other	336	144
Allowance for doubtful accounts	(16)	(247)
	$58,779	$45,044

	June 30, 2008 (unaudited)	December 31, 2007

	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$4,012	$3,528
Prepaid insurance	689	2,092
Other prepaid expenses and current assets	4,028	3,176
	$8,729	$8,796

	June 30, 2008 (unaudited)	December 31, 2007

	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	3,636	3,631
Equipment	56,775	47,551
Firefighting equipment	5,092	5,358
Furniture, fixtures and office	2,372	2,234
Vehicles	2,895	2,455
Construction in progress	12,376	9,954

Total property and equipment	83,717	71,754
Less: Accumulated depreciation	(14,609)	(11,001)
	$69,108	$60,753

	June 30, 2008 (unaudited)	December 31, 2007

	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$5,735	$3,244
Accrued insurance	726	392
Accrued taxes, other than foreign income tax	5,359	3,380
Other accrued liabilities	3,631	3,357
	$15,451	$10,373

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	Pro forma (000’s)	(000’s)	Pro forma (000’s)	(000’s)
Revenue	$23,353	$51,891	$45,568	$96,919
Operating Income	1,337	7,090	3,130	14,829
Net Income	702	6,086	1,379	11,230
Basic Earnings Per Share	0.01	0.08	0.02	0.15
Diluted Earnings Per Share	0.01	0.08	0.02	0.14

Basic Shares Outstanding	70,916	75,506	65,092	75,260
Diluted Shares Outstanding	73,149	78,073	67,395	77,626

The carrying amount of goodwill as of June 30, 2008 and December 31, 2007 is $8,886,000 and consists of $4,560,000 from the StassCo acquisition and $4,326,000 from the acquisition of the hydraulic well control business (HWC) of Oil States in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007. There were no intangible assets prior to the acquisition.

	June 30, 2008
	(Unaudited)
	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(000’s)
Intangible assets
Customer Relationships	$3,600	$255	$3,345
Non-compete agreements	1,086	215	871
	$4,686	$470	$4,216

Amortization expense on intangible assets for the quarter ended and the six months ended June 30, 2008 was (in thousands) $128 and $256, respectively. Total amortization expense is expected to be (in thousands) $512, $512, $512, $417 and $408 in 2008, 2009, 2010, 2011 and 2012, respectively.

F. LONG-TERM DEBT

Long-term debt at the dates indicated consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $10.3 million as of June 30, 2008 and an interest rate of 5.00% as of June 30, 2008	$5,675	$1,058
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an interest rate of 5.50% as of June 30, 2008	4,897	5,867
Total debt	10,572	6,925
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$8,632	$4,985

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on June 30, 2008 was $4.9 million on the term credit facility and $5.7 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at June 30, 2008, adjusted for $1.9 million outstanding under letters of credit and guarantees leaving $8.4 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2008 was 5.00% and 5.50%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition. We were in compliance with these covenants at June 30, 2008.

G.  RELATED PARTY

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $529,000 and $1,058,000 for the quarters ended and six months ended June 30, 2008 and 2007, respectively.

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

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$6,086	$274	$11,230	$738
Denominator:
For basic earnings per share-weighted-average shares	75,506	70,916	75,260	65,092
Effect of dilutive securities:
Stock options and warrants(1)	2,567	2,233	2,366	2,303
Denominator:
For diluted earnings per share –weighted-average shares	78,073	73,149	77,626	67,395

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three months and six months ended June 30, 2008 and June 30, 2007.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at June 30, 2008, and 2007 included: (1) 5,099,500 and 5,916,000 common shares, respectively, issuable upon exercise of stock options, and (2) 163,500 and 637,500 common shares, respectively, issuable upon exercise of stock purchase warrants.

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

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	―	4.60%	―	4.60%
Expected dividend yield	―	―	―	―
Expected option life	―	3.9 yrs	―	3.9 yrs
Expected volatility	―	60.8%	―	60.8%
Weighted average fair value of options granted at market value	―	$1.03	―	$1.03
Forfeiture rate	―	4.12%	―	4.12%

For the six month period ended June 30, 2008, there were no stock options granted.

K. BUSINESS SEGMENT INFORMATION

Our business segments are “well intervention” and “response”.  Intercompany transfers between segments were not material.  Our accounting policies for the operating segments are the same as those described in Note A, “Basis of Presentation”.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenues.

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental services.  These services are available for both onshore and offshore operations for U.S. and international customers.   Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by the price of oil and natural gas.  Call out services range in duration from less than a week in the case of a single well cleanout procedure to more than one year for a multi-well plugging and abandonment campaign.  Internationally, revenue is typically generated on a contractual basis, with contracts ranging between six months and three years in duration. Additionally, this segment includes our pressure control equipment rental service business, which was an expansion of the Company’s well intervention segment in 2007.

Our response services consist of personnel, equipment and emergency services utilized during a critical well event, such as an oil and gas well fire, blowout or other loss of control at the well. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time, mitigate damage and maximize safety. Revenue is generated through personnel time and material. Personnel time consists of day rates charged for working crews usually consisting of a team of four personnel. Day rates charged for personnel time vary widely depending upon the perceived technical, political and security risks inherent in a project. Critical events are typically covered by our customers' insurance, lowering the risk of non-payment. The emergency response business is by nature episodic and unpredictable.

Information concerning segment operations for the three months and six months ended June 30, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
	(Unaudited)
	(000’s)
Three Months Ended June 30, 2008:
Operating Revenues	$45,415	$6,476	$51,891
Operating Income(1)(2)	5,058	2,032	7,090
Identifiable Operating Assets(3)	149,085	12,256	161,341
Capital Expenditures	5,510	67	5,577
Depreciation and Amortization(1)	2,042	129	2,171

Three Months Ended June 30, 2007:
Operating Revenues	$18,343	$3,612	$21,955
Operating Income(Loss)(1)(2)	(698)	1,328	630
Identifiable Operating Assets(4)	96,013	22,355	118,368
Capital Expenditures	2,575	516	3,091
Depreciation and Amortization(1)	1,344	52	1,396

	Well Intervention	Response	Consolidated
Six Months Ended June 30, 2008:
Operating Revenues	$83,364	$13,555	$96,919
Operating Income(1)(2)	10,377	4,452	14,829
Identifiable Operating Assets(3)	149,085	12,256	161,341
Capital Expenditures	12,230	142	12,372
Depreciation and Amortization(1)	3,901	373	4,274

Six Months Ended June 30, 2007:
Operating Revenues	$39,186	$5,025	$44,211
Operating Income(1)(2)	366	1,682	2,048
Identifiable Operating Assets(4)	96,013	22,355	118,368
Capital Expenditures	5,950	602	6,552
Depreciation and Amortization(1)	2,643	67	2,710

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At June 30, 2008
(4)	At June 30, 2007

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with FIN 48, the Company recorded a charge of $616,000 during 2007 and an associated charge of $103,000 during the first half of 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal tax jurisdictions, tax years subsequent to 2002 remain open for state tax jurisdictions, tax years subsequent to 1996 remain open in Venezuela, tax years subsequent to 1999 remain open in the Congo and tax years subsequent to 2004 remain open in Algeria.

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

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in the first quarter 2008, $0.7 million of valuation allowance was released, which represents one year of the Company’s NOL limitation ($2.1 million).

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

The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As it relates to the Company, the deferral applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impairment of fixed assets; and the initial recognition of asset retirement obligations for which fair value is used.

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

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liability measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Related Party Long Term Debt	-	$21,166	-	$21,166

At June 30, 2008, Management estimates that the $21,166,000 outstanding related party long term debt had a fair value of $21,166,000.  The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debtholder could realize in a current market exchange.  The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Overview

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa and the Middle East, including training, contingency planning, well plan reviews, audits, inspection services, engineering services, pressure control equipment rentals, hydraulic snubbing workovers, well completions and plugging and abandonment services.

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

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $11.2 million, net of cash acquired and including transaction costs and a payable to the former owners, utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  The transaction was effective for accounting and financial purposes as of August 1, 2007. Purchase accounting for the acquisition has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the acquisition date. StassCo operates four hydraulic rig assist units in the Cheyenne Basin, Wyoming, and its presences in the Rockies is a key to our strategy to expand North America land operations.

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment is utilized primarily during the drilling and completion phases of oil and gas producing wells.  We are currently operating this business in the Gulf Coast and Central and East Texas regions.  We plan to expand into other operating areas where we provide pressure control services, including North Texas, Oklahoma, the Rocky Mountain region and international markets where we are able to secure contractual commitments from our customers.

Demand for services depends on factors beyond our control, including the volume and type of drilling and workover activity occurring in response to fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may affect demand for our services on a regional basis.  Demand for our emergency well control, or critical well event, services is volatile and inherently unpredictable.  As a result we expect to experience large fluctuations in our revenues from these services.  Non-critical services, included in our well intervention segment, while subject to typical industry volatility associated with commodity prices, drilling activity levels and the like, provide more stable revenues and our strategy continues to be to expand these product and service offerings while focusing on our core strength of pressure control services.

Segment Information

Our current business segments are “well intervention” and “response”.

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts, or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental services.  Our hydraulic workover and snubbing units are used to enhance production of oil and gas wells.  These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services.  This segment also includes services that are designed to reduce the number and severity of critical well events offered through our  prevention  and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.  Additionally, this segment includes our pressure control equipment rental service business, which was an expansion of the Company’s well intervention segment in 2007.  A typical job includes rental of equipment such as high pressure flow iron, valves, manifolds and chokes. Typically one or two technicians assemble, operate and maintain our equipment during the rental phase.  We provide these services on a day rental and service basis with rates varying based on the type of equipment and length of time of rental and service.

The response segment consists of personnel, equipment and services provided during an emergency response such as a critical well event or a hazardous material response.  These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  In the past, during periods of few critical events, resources dedicated to emergency response were underutilized or, at times, idle, while the fixed costs of operations continued to be incurred, contributing to significant operating losses.  To mitigate these consequences, we have concentrated on growing our well intervention business to provide more predictable revenues.    We expect our response business segment to benefit from cross-selling opportunities created by our pressure control services driven by our well intervention business development team as well as our expanded geographic presence.

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

Information concerning operations in different business segments for the three and six month periods ended June 30, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Well Intervention	$45,415	$18,343	$83,364	$39,186
Response	6,476	3,612	13,555	5,025
	$51,891	$21,955	$96,919	$44,211
Cost of Sales
Well Intervention	$30,297	$12,723	$53,987	$26,523
Response	2,425	1,115	5,224	1,310
	$32,722	$13,838	$59,211	$27,833
Operating Expenses(1)
Well Intervention	$5,467	$3,649	$10,412	$7,322
Response	1,535	878	2,760	1,664
	$7,002	$4,527	$13,172	$8,986
Selling, General and Administrative Expenses(2)
Well Intervention	$2,551	$1,325	$4,687	$2,332
Response	355	239	746	302
	$2,906	$1,564	$5,433	$2,634
Depreciation and Amortization(1)
Well Intervention	$2,042	$1,344	$3,901	$2,643
Response	129	52	373	67
	$2,171	$1,396	$4,274	$2,710
Operating Income(Loss)
Well Intervention	$5,058	$(698)	$10,377	$366
Response	2,032	1,328	4,452	1,682
	$7,090	$630	$14,829	$2,048
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

Comparison of the Three Months Ended June 30, 2008 with the Three Months Ended June 30, 2007

Revenues

Well intervention revenues were $45,415,000 for the quarter ended June 30, 2008, compared to $18,343,000 for the quarter ended June 30, 2007, representing an increase of $27,072,000, or 147.6%, in the current quarter.  The largest increase in revenue is due to $9,536,000 from a prevention and risk management international project, which is expected to be concluded in the third quarter.  The remaining increase resulted from the addition of our pressure control equipment rental service business, snubbing services in Algeria and Wyoming, and the increase in snubbing services revenue in the Gulf of Mexico, Venezuela and Mid Continent region.

Response revenues were $6,476,000 for the quarter ended June 30, 2008, compared to $3,612,000 for the quarter ended June 30, 2007, an increase of $2,864,000, or 79.3%, in the current quarter due to a higher level of international emergency response activity.

Cost of Sales

Well intervention cost of sales were $30,297,000 for the quarter ended June 30, 2008, compared to $12,723,000 for the quarter ended June 30, 2007, an increase of $17,574,000, or 138.1%, in the current quarter. During the current quarter, cost of sales represented 66.7% of revenues compared to 69.4% of revenues in the prior year quarter. The increase in cost of sales is generally attributable to increased revenues, while the percentage decrease was primarily due to higher revenues in relation to the component of costs which are fixed and semi-fixed, primarily consisting of salaries, wages and benefits.

Response cost of sales were $2,425,000 for the quarter ended June 30, 2008, compared to $1,115,000 for the quarter ended June 30, 2007, an increase of $1,310,000, or 117.4%.  During the current quarter, cost of sales represented 37.4% of revenues compared to 30.9% of revenues in the prior year quarter.  The percentage increase was primarily due to an increase in third party equipment rental and security expense in the current quarter.

Operating Expenses

Consolidated operating expenses were $7,002,000 for the quarter ended June 30, 2008, compared to $4,527,000 for the quarter ended June 30, 2007, an increase of $2,475,000, or 54.7%, in the current quarter. During the current quarter, operating expenses represented 13.6% of revenues compared to 20.6% of revenues in the prior year quarter. The increase in operating expenses was primarily due to increases in salaries and benefits, professional fees and liability insurance, resulting from the geographic expansion of our product lines in Algeria, the Middle East and North Texas and the development of our pressure control equipment rental service business. The percentage decrease was primarily due to higher revenues in relation to increases in expense due to components of such expenses being fixed and semi-fixed.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $2,906,000 for the quarter ended June 30, 2008, compared to $1,564,000 for the quarter ended June 30, 2007, an increase of $1,342,000, or 85.8%, in the current quarter.  During the current quarter, SG&A and other operating expenses represented 5.6% of revenues compared to 7.1% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in salaries and benefits, advertising and customer relations and professional fees supporting the growth in our geographic expansion and service lines.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $775,000 in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, primarily due to the depreciation increase of $647,000 resulting from an increase in capitalized assets in 2008.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 was $128,000 for the quarter ended June 30, 2008.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense and Other, Net

Net interest and other expenses increased by $434,000 in the quarter ended June 30, 2008 compared to the prior year quarter.  Interest expense increased by $128,000 or 24.3% compared to the prior year quarter as a result of additional capitalization of interest expense in the prior year quarter and the increase in short term borrowings in the current year quarter.

Income Tax Expense

Income taxes for the quarter ended June 30, 2008 totaled $323,000, or 5.0% of pre-tax income compared to the quarter ended June 30, 2007 which totaled $109,000, or 28.5% of pre-tax income.  The increase in tax expense for the quarter ended June 30, 2008 compared to the prior year quarter is due to an increase in income before tax offset by a decrease in the effective tax rate.  The decrease in the effective tax rate is largely due to the utilization of foreign tax credits, the utilization of US net operating loss carryforward, the release of associated valuation allowances and the increase in foreign net income with lower tax rates compared to the US source income.

Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Revenues

Well intervention revenues were $83,364,000 for the six months ended June 30, 2008, compared to $39,186,000 for the six months ended June 30, 2007, an increase of $44,178,000, or 112.7% in the current period.  The increase in revenue is due to, $18,701,000 from the bundling of a particular mix of prevention and risk management and hydraulic workover projects,  from the addition of our pressure control equipment rental service business, from our snubbing services growth initiatives in Algeria and Wyoming, and from the increase in snubbing services revenue in the Gulf of Mexico, Venezuela and the Mid Continent region.

Response revenues were $13,555,000 for the six months ended June 30, 2008, compared to $5,025,000 for the six months ended June 30, 2007, an increase of $8,530,000, or 169.8%, in the current period.  The increase was primarily due to a higher level of international emergency response.

Cost of Sales

Well Intervention cost of sales were $53,987,000 for the six months ended June 30, 2008, compared to $26,523,000 for the six months ended June 30, 2007, an increase of $27,464,000, or 103.5%, in the current period. During the current year first six months period, cost of sales represented 64.8% of revenues compared to 67.7% of revenues in the prior year first six months. The increase in cost of sales is generally attributable to increased revenues, while the percentage decrease was primarily due to higher revenues in relation to the component of costs which are fixed and semi-fixed.

Response cost of sales were $5,224,000 for the six months ended June 30, 2008, compared to $1,310,000 for the six months ended June 30, 2007, an increase of $3,914,000, or 298.9%, in the current period.  During the six months ended June 30, 2008, cost of sales represented 38.5% of revenues compared to 26.1% of revenues in the prior year.  The 12.4% increase was primarily due to an increase in third party equipment rental expenses and security expenses in the current year.

Operating Expenses

Consolidated operating expenses were $13,172,000 for the six months ended June 30, 2008, compared to $8,986,000 for the six months ended June 30, 2007, an increase of $4,186,000, or 46.6% in the current period.  During the current year first six month period, operating expenses represented 13.6% of revenues compared to 20.3% of revenues in the prior year first six months. The increase in operating expenses was primarily due to increases in salaries and benefits, travel and entertainment, tools and supplies, professional fees and liability insurance, a result of geographic expansion and pressure control equipment rental service business. The percentage decrease was primarily due to higher revenues in relation to increases in expenses due to components of such expenses being fixed and semi-fixed.

Selling, General and Administrative Expenses

Consolidated SG&A expenses were $5,433,000 for the six months ended June 30, 2008, compared to $2,634,000 for the six months ended June 30, 2007, an increase of $2,799,000, or 106.3%, in the current period.  During the six months ended June 30, 2008, SG&A expense represented 5.6% of revenues compared to 6.0% of revenues in the prior year.  This increase in total SG&A expense is primarily due to salaries and benefits, advertising and customer relations, and professional fees.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,564,000 between the six months ended June 30, 2008 and 2007.  The increase was primarily due to the depreciation increase of $1,308,000 resulting from an increase in capitalized assets in 2008.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 was $256,000 for the six months ended June 30, 2008.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense and Other Expenses, net,

Net interest and other expenses increased by $303,000 in the six months ended June 30, 2008 compared to the prior year period.  The interest expense increase was primarily due to capitalized interest expense of $240,000 in 2007.

Income Tax Expense

Income taxes for the six months ended June 30, 2008 were $2,316,000, or 17.1% of pre-tax income compared to the six months ended June 30, 2007 of $330,000, or 30.9% of pre-tax income.  The decrease in the year-to-date effective rate for the six months ended June 30, 2008 compared to six months ended June 30, 2007 is due to the higher portion of 2008 net income before taxes from foreign sources with lower tax rates, which allowed for greater utilization of foreign tax credits and corresponding release of their valuation allowance.  The increase in tax expense for the six months ended June 30, 2008 compared to the prior year period is due to a increase in net income before tax offset partially by the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity

At June 30, 2008, we had working capital of $42,537,000 compared to $34,712,000 at December 31, 2007.  Our cash balance at June 30, 2008 was $8,523,000 compared to $6,501,000 at December 31, 2007.  We ended the quarter with stockholders’ equity of $89,589,000 which increased $12,546,000 when compared to $77,043,000 at December 31, 2007 primarily due to our net income of $11,230,000 for the six months ended June 30, 2008.

Our primary liquidity needs are to fund working capital, debt service, acquistions, and capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.

For the six months ended June 30, 2008, we generated net cash from operating activities of $9,994,000 compared to $4,840,000 during the six months ended June 30, 2007.  Cash used in investing activities during the six months ended June 30, 2008 and 2007 was $12,318,000 and $6,274,000, respectively.  Capital expenditures, including capitalized interest, totaled $12,372,000 and $6,552,000 during the six months ended June 30, 2008 and 2007, respectively.  Capital expenditures in 2008 consisted primarily of purchases of assets for our hydraulic workover and snubbing services and our pressure control equipment rental services, while our 2007 capital expenditures were primarily purchases of hydraulic workover and snubbing equipment.  We currently expect to spend a total of approximately $23 million for capital expenditures during 2008 to expand our hydraulic workover and snubbing services and our pressure control equipment rental services and for maintenance and upgrade of our equipment.

We generated net cash of $4,346,000 from financing activities during the six months ended June 30, 2008 primarily as a result of borrowings under our revolving credit facility of $4,617,000.  During the six months ended June 30, 2007, cash provided by financing activities was $25,984,000 primarily due to funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On June 30, 2008, we had cash of $3,535,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $3,633,000 were denominated in Bolivares Fuertes and included along with cash in net working capital denominated in Bolivares Fuertes of $6,786,000 and subject to market risks.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003.  This has resulted in currency controls that restrict the conversion of the Venezuelan currency to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account. Venezuela is also on the U.S. government’s “watch list” for highly inflationary economies.  Management continues to monitor the situation closely.

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

Disclosure of on and off balance sheet debts and commitments

The following table summarizes certain contractual obligations that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Future Commitments (000's) at June 30, 2008
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$4,896	$1,940	$2,956	$—
Revolving credit facility	$5,676	—	$5,676	—
Subordinated debt (a)	$21,166	—	$21,166	—
Future minimum lease payments	$3,104	$644	$1,386	$1,074
Total commitments	$34,842	$2,584	$31,184	$1,074

(a) Includes $15,000,000 of notes issued to Oil States Energy Services, Inc. adjusted to $21.2 during the quarter ended June 30, 2006 for working capital in connection with the HWC acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on June 30, 2008 was $4.9 million on the term credit facility and $5.7 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at June 30, 2008, adjusted for $1.9 million outstanding under letters of credit and guarantees leaving $8.4 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2008 was 5.00% and 5.50%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first six months of 2008, approximately 78% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country or geographic region can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first six months of 2008, work in Venezuela and Algeria contributed 30.3% of our international revenues, respectively, which was down from the prior year period when revenues from these countries represented 60.4%, respectively, of total international revenues.  Remaining foreign revenues for the first six months of 2008 were primarily generated in the Republic of Congo, Nigeria, Dubai, Bangladesh, India and Egypt, with both India and Bangladesh representing over 12 % of total international revenues for the period. For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

As of June 30, 2008, we had floating rate obligations totaling approximately $10.6 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates. If the floating interest rate was to increase by 10% from the June 30, 2008 levels, our interest expense would increase by a total of approximately $51,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008.  Our Chief Executive Officer and Interim Principal Accounting Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Interim Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On May 21, 2008 we convened our annual meeting of the stockholders in Houston, Texas. At the meeting, the stockholders were asked to elect two Class II directors for a term of three years or until their successors have been duly elected and qualified.

The voting was as follows:

Proposal I: Election of Class II Directors.

	FOR	WITHHELD
E.J. DiPaolo	61,366,466	1,468,004
Jerry Winchester	62,434,925	399,545

Each of the directors was elected by the holders of more than a plurality of the shares present, in person or by proxy, at the annual meeting.

Also continuing to serve their terms as directors of the Company after the annual meeting were W. Richard Anderson, Robert G. Croyle, Robert S. Herlin, K. Kirk Krist and Douglas E. Swanson.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by William Bulcher
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by William Bulcher

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL
WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

By:	/s/William Bulcher
William Bulcher
Interim Principal Accounting Officer

Date:   August 5, 2008