Form 10-Q
period 2008-09-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2008-11-06
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 5, 2008, was 77,064,087.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,087	$6,501
Restricted cash	29	29
Receivables, net	66,575	45,044
Inventory	2,761	1,385
Prepaid expenses and other current assets	10,291	8,796
Total current assets	85,743	61,755

PROPERTY AND EQUIPMENT, net	76,774	60,753
GOODWILL	8,886	8,886
INTANGIBLE ASSETS, net	4,088	4,472
OTHER ASSETS	202	549
Total assets	$175,693	$136,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,940	$1,940
Accounts payable	20,715	12,020
Foreign income tax payable	1,768	2,710
Accrued liabilities	19,215	10,373
Total current liabilities	43,638	27,043
LONG-TERM DEBT, net of current maturities	9,007	4,985
RELATED PARTY LONG-TERM DEBT	21,166	21,166
DEFERRED TAXES	5,375	5,658
OTHER LIABILITIES	684	520
Total liabilities	79,870	59,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 76,890,000 and 76,865,000 shares issued and outstanding, respectively at September 30, 2008 and 75,564,000 shares issued and outstanding at December 31, 2007)	1	1
Additional paid-in capital	127,348	125,209
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(30,255)	(46,933)
Subtotal	95,860	77,043
Treasury Stock, at cost	(37)	—
Total stockholders' equity	95,823	77,043
Total liabilities and stockholders' equity	$175,693	$136,415

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$56,452	$24,973	$153,371	$69,184

COST OF SALES, excluding depreciation and amortization	36,158	14,776	95,369	42,609
OPERATING EXPENSES	7,681	4,380	20,853	13,366
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,381	1,637	7,714	4,088
FOREIGN CURRENCY TRANSLATION	55	77	155	260
DEPRECIATION AND AMORTIZATION	2,383	1,551	6,657	4,261

OPERATING INCOME	7,794	2,552	22,623	4,600

INTEREST EXPENSE	694	681	2,005	1,969
OTHER (INCOME) AND EXPENSE, net	(6)	(185)	(34)	(493)

INCOME BEFORE INCOME TAXES	7,106	2,056	20,652	3,124
INCOME TAX EXPENSE	1,658	725	3,974	1,055

NET INCOME	5,448	1,331	16,678	2,069

Basic Earnings per Common Share:	$0.07	$0.02	$0.22	$0.03

Weighted Average Common Shares Outstanding – Basic	76,203,000	74,897,000	75,577,000	68,396,000

Diluted Earnings per Common Share:	$0.07	$0.02	$0.21	$0.03

Weighted Average Common Shares Outstanding – Diluted	78,859,000	76,464,000	78,041,000	70,702,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2008
(Unaudited)
(000’s)

						Accumulated
					Additional	Other		Treasury			Total
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated	Stock			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount		Equity
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(1,234)	$(46,933)	—	$—		$77,043
Common stock options exercised	—	—	1,266	—	1,121	—	—	—	—		1,121
Restricted common stock issued	—	—	60	—	—	—	—	—	—		—
Purchase of treasury stock	—	—	—	—	—	—	—	(25)	(37)		(37)
Stock based compensation	—	—	—	—	1,018	—	—	—	—		1,018
Net income	—	—	—	—	—	—	16,678	—	—		16,678
BALANCES, September 30, 2008	—	$—	76,890	$1	$127,348	$(1,234)	$(30,255)	(25)	$(37	) —	$95,823

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,678	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,657	4,261
Deferred tax credit	(681)	(305)
Stock-based compensation	1,018	976
Bad debt expense	229	—
Gain on sale/disposal of assets	(256)	(640)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(21,760)	13,301
Inventory	(1,376)	(71)
Prepaid expenses and other current assets	(1,495)	(4,719)
Other assets	744	102
Accounts payable and accrued liabilities	16,759	(6,689)
Net cash provided by operating activities	16,517	8,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	—	(10,694)
Property and equipment additions	(22,387)	(12,766)
Proceeds from sale of property and equipment	350	1,339
Net cash used in investing activities	(22,037)	(22,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of term loan	(1,455)	(1,997)
Revolving credit net borrowings(payments)	5,477	(1,917)
Purchase of treasury stock	(37)	—
Net proceeds from issuance of common stock	—	28,827
Decrease in restricted cash	—	261
Stock options exercised	1,121	586
Net cash provided by financing activities	5,106	25,760
Net increase(decrease) in cash and cash equivalents	(414)	11,924
CASH AND CASH EQUIVALENTS, beginning of period	6,501	5,033
CASH AND CASH EQUIVALENTS, end of period	$6,087	$16,957

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,079	$1,683
Cash paid for income taxes	4,456	5,755

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2007, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The effective date of this statement is November 15, 2008.  The adoption of SFAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

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

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on the Company’s results from operations or financial position.

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued.  Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	September 30, 2008	December 31,
	(unaudited)	2007

	(000’s)
Receivables, net:
Trade	$45,660	$33,136
Unbilled Revenue	20,932	12,011
Other	421	144
Allowance for doubtful accounts	(438)	(247)
	$66,575	$45,044

	September 30, 2008	December 31,
	(unaudited)	2007

	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$4,402	$3,528
Prepaid insurance	2,698	2,092
Other prepaid expenses and current assets	3,191	3,176
	$10,291	$8,796

	September 30, 2008	December 31,
	(unaudited)	2007

	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	3,586	3,631
Equipment	67,196	52,909
Furniture, fixtures and office	2,553	2,234
Vehicles	3,607	2,455
Construction in progress	16,046	9,954

Total property and equipment	93,559	71,754
Less: Accumulated depreciation	(16,785)	(11,001)
	$76,774	$60,753

	September 30, 2008	December 31,
	(unaudited)	2007

	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$7,525	$3,244
Accrued insurance	991	392
Accrued taxes, other than foreign income tax	6,018	3,380
Other accrued liabilities	4,681	3,357
	$19,215	$10,373

D.  BUSINESS ACQUISITION AND GOODWILL

StassCo Acquisition

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

The fair values of the assets acquired and liabilities assumed effective August 1, 2007 were as follows (in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	Pro forma		Pro forma
	(000’s)	(000’s)	(000’s)	(000’s)
Revenue	$25,422	$56,452	$71,989	$153,371
Operating Income	2,659	7,794	5,789	22,623
Net Income	1,390	5,448	2,769	16,678
Basic Earnings Per Share	0.02	0.07	0.04	0.22
Diluted Earnings Per Share	0.02	0.07	0.04	0.21

Basic Shares Outstanding	74,897	76,203	68,396	75,577
Diluted Shares Outstanding	76,464	78,859	70,702	78,041

Goodwill

The carrying amount of goodwill as of September 30, 2008 and December 31, 2007 is $8,886,000 and consists of $4,560,000 from the StassCo acquisition and $4,326,000 from the acquisition of the hydraulic well control business (HWC) of Oil States in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007. There were no intangible assets prior to the acquisition.

	September 30, 2008
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net
	(000’s)
Intangible assets
Customer Relationships	$3,600	$323	$3,277
Non-compete agreements	1,086	275	811
	$4,686	$598	$4,088

Amortization expense on intangible assets for the quarter ended and the nine months ended September 30, 2008 was (in thousands) $128 and $384, respectively. Total amortization expense is expected to be (in thousands) $512, $512, $512, $417 and $408 in 2008, 2009, 2010, 2011 and 2012, respectively.

F. LONG-TERM DEBT

Long-term debt at the dates indicated consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $10.3 million as of September 30, 2008 and an interest rate of 5.00% as of September 30, 2008	$6,536	$1,058
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and an interest rate of 5.50% as of September 30, 2008	4,411	5,867
Total debt	10,947	6,925
Less: current maturities	(1,940)	(1,940)
Total long-term debt	$9,007	$4,985

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on September 30, 2008 was $4.4 million on the term credit facility and $6.5 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at September 30, 2008, adjusted for $2.5 million outstanding under letters of credit and guarantees leaving $7.8 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at September 30, 2008 was 5.00% and 5.50%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at September 30, 2008.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $529,000 and $1,587,000 for the quarters ended and nine months ended September 30, 2008 and 2007, respectively.

H. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Employment Contracts

We have employment contracts with certain executives and other key employees with contract terms that include lump sum payments of up to two years of compensation including salary, benefits and incentive pay upon termination of employment under certain circumstances.

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$5,448	$1,331	$16,678	$2,069
Denominator:
For basic earnings per share- weighted-average shares	76,203	74,897	75,577	68,396
Effect of dilutive securities:
Stock options and warrants(1)	2,656	1,567	2,464	2,306
Denominator:
For diluted earnings per share – weighted-average shares	78,859	76,464	78,041	70,702

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three months and nine months ended September 30, 2008 and September 30, 2007.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at September 30, 2008, and 2007 included: (1) 4,719,850 and 5,782,000 common shares, respectively, issuable upon exercise of stock options and stock settled stock appreciation rights, and (2) 163,500 and 637,500 common shares, respectively, issuable upon exercise of stock purchase warrants.

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

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The following assumptions were applied in determining stock-based employee compensation under SFAS No. 123R:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.23%	N/A	3.23%	4.60%
Expected dividend yield	―	―	―	―
Expected option life	4.11 yrs	N/A	4.11 yrs	3.9 yrs
Expected volatility	53.3%	N/A	53.3%	60.8%
Weighted average fair value of options granted at market value	$1.38	N/A	$1.38	$1.03
Forfeiture rate	6.67%	N/A	6.67%	4.12%

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

Our well intervention segment consists of services that are designed to enhance production for oil and gas operators and reduce the number and severity of critical well events such as oil and gas well fires, blowouts or other incidents due to loss of control at the well.  Our services include hydraulic workover and snubbing, prevention and risk management, and pressure control equipment rental services.  These services are available for both onshore and offshore operations for U.S. and international customers.   Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by the price of oil and natural gas.  Call out services range in duration from less than a week, in the case of a single well cleanout procedure, to more than one year for a multi-well plugging and abandonment campaign.  Internationally, revenue is typically generated on a contractual basis, with contracts ranging between six months and three years in duration. Additionally, this segment includes our pressure control equipment rental service business, which was an expansion of the Company’s well intervention segment in 2007.

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

Information concerning segment operations for the three months and nine months ended September 30, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Well Intervention	Response	Consolidated
	(Unaudited)
	(000’s)

Three Months Ended September 30, 2008:
Operating Revenues	$53,901	$2,551	$56,452
Operating Income(1)(2)	7,532	262	7,794
Identifiable Operating Assets(3)	165,492	10,201	175,693
Capital Expenditures	9,957	58	10,015
Depreciation and Amortization(1)	2,338	45	2,383

Three Months Ended September 30, 2007:
Operating Revenues	$21,538	$3,435	$24,973
Operating Income(Loss)(1)(2)	1,268	1,284	2,552
Identifiable Operating Assets(4)	115,260	9,594	124,854
Capital Expenditures	5,221	992	6,213
Depreciation and Amortization(1)	1,466	85	1,551

	Well Intervention	Response	Consolidated
	(Unaudited)
	(000’s)

Nine Months Ended September 30, 2008:
Operating Revenues	$137,265	$16,106	$153,371
Operating Income(1)(2)	17,910	4,713	22,623
Identifiable Operating Assets(3)	165,492	10,201	175,693
Capital Expenditures	22,187	200	22,387
Depreciation and Amortization(1)	6,238	419	6,657

Nine Months Ended September 30, 2007:
Operating Revenues	$60,724	$8,460	$69,184
Operating Income(1)(2)	1,634	2,966	4,600
Identifiable Operating Assets(4)	115,260	9,594	124,854
Capital Expenditures	11,172	1,594	12,766
Depreciation and Amortization(1)	4,109	152	4,261

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At September 30, 2008
(4)	At September 30, 2007

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with FIN 48, the Company recorded a charge of $616,000 during 2007 and an associated charge of $155,000 during the nine months ended September 30, 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal tax jurisdictions, tax years subsequent to 2002 remain open for state tax jurisdictions, tax years subsequent to 1996 remain open in Venezuela, tax years subsequent to 1999 remain open in the Congo and tax years subsequent to 2004 remain open in Algeria.

We have determined that as a result of the acquisition of HWC we experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (“NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2008 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liability measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Related Party Long Term Debt	-	$21,166	-	$21,166

At September 30, 2008, Management estimates that the $21,166,000 outstanding related party long term debt had a fair value of $21,166,000.  The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt holder could realize in a current market exchange.  The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

While it is not possible to identify all factors, the risks and uncertainties that could cause actual results to differ from our forward-looking statements include those contained in this 10-Q, our press releases and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission (SEC).  We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

Overview

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa and the Middle East, including training, contingency planning, well plan reviews, audits, inspection services, engineering services, pressure control equipment rentals services, hydraulic snubbing workovers, well completions and plugging and abandonment services.

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

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for $11.2 million, net of cash acquired and including transaction costs and a payable to the former owners, utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  The transaction was effective for accounting and financial purposes as of August 1, 2007. StassCo operates four hydraulic rig assist units in the Cheyenne Basin, Wyoming, and its presence in the Rockies is a key to our strategy to expand North America land operations.

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment and operating personnel are utilized primarily during the drilling and completion phases of oil and gas producing wells.  We are currently operating this business in the Gulf Coast and Central and East Texas regions.  We plan to expand into other operating areas where we provide pressure control services.

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

Results of operations

Information concerning operations in different business segments for the three and nine month periods ended September 30, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2008	2007	2008	2007
Revenues
Well Intervention	$53,901	$21,538	$137,265	$60,724
Response	2,551	3,435	16,106	8,460
	$56,452	$24,973	$153,371	$69,184
Cost of Sales, excluding depreciation and amortization
Well Intervention	$35,414	$13,816	$89,401	$40,339
Response	744	960	5,968	2,270
	$36,158	$14,776	$95,369	$42,609
Operating Expenses(1)
Well Intervention	$6,288	$3,499	$16,701	$10,821
Response	1,393	881	4,152	2,545
	$7,681	$4,380	$20,853	$13,366
Selling, General and Administrative Expenses(2)
Well Intervention	$2,329	$1,489	$7,015	$3,821
Response	107	225	854	527
	$2,436	$1,714	$7,869	$4,348
Depreciation and Amortization(1)
Well Intervention	$2,338	$1,466	$6,238	$4,109
Response	45	85	419	152
	$2,383	$1,551	$6,657	$4,261
Operating Income
Well Intervention	$7,532	$1,268	$17,910	$1,634
Response	262	1,284	4,713	2,966
	$7,794	$2,552	$22,623	$4,600
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

Comparison of the Three Months Ended September 30, 2008 with the Three Months Ended September 30, 2007

Revenues

Well intervention revenues were $53,901,000 for the quarter ended September 30, 2008, compared to $21,538,000 for the quarter ended September 30, 2007, representing an increase of $32,363,000, or 150.3%, in the current quarter.  The largest increase is due to revenue of $18,014,000 from a prevention and risk management international project, which is expected to be concluded in the fourth quarter.  The remaining increase resulted from the addition of our pressure control equipment rental service business, and from the increased activity in snubbing services in Algeria, Wyoming, Gulf of Mexico, Venezuela and Mid Continent region.

Response revenues were $2,551,000 for the quarter ended September 30, 2008, compared to $3,435,000 for the quarter ended September 30, 2007, a decrease of $884,000, or 25.7%, in the current quarter due to a lower level of international emergency response activity.

Cost of Sales

Well intervention cost of sales were $35,414,000 for the quarter ended September 30, 2008, compared to $13,816,000 for the quarter ended September 30, 2007, an increase of $21,598,000, or 156.31%, in the current quarter. During the current quarter, cost of sales represented 65.7% of revenues compared to 64.1% of revenues in the prior year quarter. The increase in cost of sales is in line with an increase in revenues.

Response cost of sales were $744,000 for the quarter ended September 30, 2008, compared to $960,000 for the quarter ended September 30, 2007, a decrease of $216,000, or 22.5%.  During the current quarter, cost of sales represented 29.2% of revenues compared to 27.9% of revenues in the prior year quarter.  The decrease in cost of sales is generally attributable to decreased revenues while the percentage increase was primarily due to lower revenues in relation to components of costs that are fixed and semi-fixed.

Operating Expenses

Consolidated operating expenses were $7,681,000 for the quarter ended September 30, 2008, compared to $4,380,000 for the quarter ended September 30, 2007, an increase of $3,301,000, or 75.4%, in the current quarter. During the current quarter, operating expenses represented 13.6% of revenues compared to 17.5% of revenues in the prior year quarter. The increase in operating expenses was primarily due to increases in bonuses, salaries and benefits, and facility and training expenses, resulting from the geographic expansion of our product lines in Algeria, the Middle East and North Texas and the development of our pressure control equipment rental service business. Operating expenses also increased due to a gain on disposal of assets in the prior year quarter which did not recur in the current year quarter.  The percentage decrease was primarily due to higher revenues in relation to increases in expenses due to components of such expenses that are fixed and semi-fixed.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $2,436,000 for the quarter ended September 30, 2008, compared to $1,714,000 for the quarter ended September 30, 2007, an increase of $722,000, or 42.1%, in the current quarter.  During the current quarter, SG&A and other operating expenses represented 4.3% of revenues compared to 6.9% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in bonuses, and salaries and benefits associated with the addition of personnel supporting the growth in our geographic and service lines expansion.  The percentage decrease was primarily due to higher revenues in relation to increases in expenses due to components of such expenses that are fixed and semi-fixed.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $832,000 in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, primarily due to the depreciation increase of $647,000 resulting from an increase in capitalized assets in 2008 and late 2007.

Interest Expense

Interest expense increased by $13,000 or 1.9% in the quarter ended September 30, 2008 compared to the prior year quarter.  Interest expense remained relatively consistent due to a higher level of borrowing on our revolving credit facility offset by a lower balance on our term credit facility and by lower interest rates applicable to our revolving and term credit facilities.

Other (Income) and Expense, net

Net other income and expenses was $179,000 lower in the quarter ended September 30, 2008 compared to the prior year quarter primarily due to a decrease in interest income of $185,000 compared to the prior year quarter as a result of a reduction in funds available for investment.

Income Tax Expense

Income taxes for the quarter ended September 30, 2008 totaled $1,658,000, or 23.3% of pre-tax income compared to the quarter ended September 30, 2007 which totaled $725,000, or 35.3% of pre-tax income.  The increase in tax expense for the quarter ended September 30, 2008 compared to the prior year quarter is due to an increase in income before tax offset by a decrease in the effective tax rate.  The decrease in the effective tax rate is largely due to the utilization of foreign tax credits, the utilization of US net operating loss carryforward and the release of associated valuation allowances.

Comparison of the Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Revenues

Well intervention revenues were $137,265,000 for the nine months ended September 30, 2008, compared to $60,724,000 for the nine months ended September 30, 2007, an increase of $76,541,000, or 126.0% in the current period.  The increase in revenue is due to $36,715,000 of revenues from the bundling of a particular mix of prevention and risk management and hydraulic workover projects and increased activity from the addition of our pressure control equipment rental service business, and from our snubbing services growth initiatives.

Response revenues were $16,106,000 for the nine months ended September 30, 2008, compared to $8,460,000 for the nine months ended September 30, 2007, an increase of $7,646,000, or 90.4%, in the current period.  The increase was primarily due to a higher level of international emergency response.

Cost of Sales

Well Intervention cost of sales were $89,401,000 for the nine months ended September 30, 2008, compared to $40,339,000 for the nine months ended September 30, 2007, an increase of $49,0662,000, or 121.6%, in the current period. During the current first nine month period, cost of sales represented 65.1% of revenues compared to 66.4% of revenues in the prior year nine months. The increase in cost of sales is generally attributable to increased revenues, while the percentage decrease was primarily due to higher revenues in relation to the component of costs which are fixed and semi-fixed.

Response cost of sales were $5,968,000 for the nine months ended September 30, 2008, compared to $2,270,000 for the nine months ended September 30, 2007, an increase of $3,698,000, or 162.9%, in the current period.  During the nine months ended September 30, 2008, cost of sales represented 37.1% of revenues compared to 26.8% of revenues in the prior year.  The 12.4% increase was primarily due to an increase in third party equipment rental expenses, security expenses and agent fees in the current year.

Operating Expenses

Consolidated operating expenses were $20,853,000 for the nine months ended September 30, 2008, compared to $13,366,000 for the nine months ended September 30, 2007, an increase of $7,487,000, or 56.0% in the current period.  During the current year nine month period, operating expenses represented 13.6% of revenues compared to 20.3% of revenues in the prior year nine months. The increase in operating expenses was primarily due to increases in salaries and benefits, bonuses, travel and entertainment, tools and supplies, and professional fees as a result of geographic expansion and pressure control equipment rental service business. Operating expenses also increased due to a gain on disposal of assets in the prior year nine months which did not recur in the current year nine months.  The percentage decrease was primarily due to higher revenues in relation to increases in expenses due to components of such expenses that are fixed and semi-fixed.

Selling, General and Administrative Expenses

Consolidated SG&A expenses were $7,869,000 for the nine months ended September 30, 2008, compared to $4,348,000 for the nine months ended September 30, 2007, an increase of $3,521,000, or 81.0%, in the current period.  During the nine months ended September 30, 2008, SG&A expense represented 5.1% of revenues compared to 6.3% of revenues in the prior year.  This increase in total SG&A expense is primarily due to bonuses, salaries and benefits, advertising and customer relations, and professional fees.  The percentage decrease was primarily due to higher revenues in relation to increases in expenses due to components of such expenses that are fixed and semi-fixed.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $2,396,000 between the nine months ended September 30, 2008 and 2007.  The increase was primarily due to the depreciation increase of $2,097,000 resulting from an increase in capitalized assets in 2008.  Additionally, amortization of intangible assets, related to our acquisition of StassCo Pressure Control LLC in August 2007, for nine months in 2008 compared to two months in 2007 was $384,000 and 85,000, respectively.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense

Interest expense increased by $36,000 or 1.8% in the nine months ended September 30, 2008 compared to the prior year period.  The increase was primarily due to a higher level of borrowing on our revolving credit facility offset by a lower balance on our term credit facility and lower interest rates applicable to our revolving and term credit facilities.

Other (Income) and Expense, net

Net other income and expense was $459,000 lower in the nine months ended September 30, 2008 compared to the prior year period, primarily due to a decrease in interest income of $457,000 compared to the prior year quarter as a result of a reduction in funds available for investment.

Income Tax Expense

Income taxes for the nine months ended September 30, 2008 were $3,974,000, or 19.2% of pre-tax income compared to the nine months ended September 30, 2007 of $1,055,000, or 33.8% of pre-tax income.  The decrease in the year-to-date effective rate for the nine months ended September 30, 2008 compared to nine months ended September 30, 2007 is due to the higher portion of 2008 net income before taxes from US sources, which allowed for greater utilization of net operating loss carryforwards and foreign tax credits.  The increase in tax expense for the nine months ended September 30, 2008 compared to the prior year period is due to an increase in net income before tax offset partially by the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity

At September 30, 2008, we had working capital of $42,105,000 compared to $34,712,000 at December 31, 2007.  Our cash balance at September 30, 2008 was $6,087,000 compared to $6,501,000 at December 31, 2007.  We ended the quarter with stockholders’ equity of $95,823,000 which increased $18,780,000 when compared to $77,043,000 at December 31, 2007 primarily due to our net income of $16,678,000 for the nine months ended September 30, 2008.

Our primary liquidity needs are to fund working capital, debt service, acquisitions, and capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.

For the nine months ended September 30, 2008, we generated net cash from operating activities of $16,517,000 compared to $8,285,000 during the nine months ended September 30, 2007.  Cash was provided by operations primarily through net income of $16,678,000 plus non cash charges of $7,223,000, increases in accounts payable and accrued liabilities of $16,759,000 and decreases in other assets of $744,000.  The increases in accounts payable and accrued liabilities were mainly due to the increased level of costs and expenses incurred with greater revenue in the first nine months of 2008 compared to the same period in 2007.  These positive cash flows were offset by increases in receivables of $21,760,000, increases in prepaid expenses and other current assets of $1,495,000, increases in inventory of $1,376,000 and gain on sale/disposal of assets of $256,000.  Receivables increased due to greater revenue in the first nine months of 2008 compared to the same period in 2007.

Cash used in investing activities during the nine months ended September 30, 2008 and 2007 was $22,037,000 and $22,121,000, respectively.  Capital expenditures totaled $22,387,000 and $12,766,000 during the nine months ended September 30, 2008 and 2007, respectively.  Capital expenditures in 2008 consisted primarily of purchases of assets for our hydraulic workover and snubbing services and our pressure control equipment rental services, while our 2007 capital expenditures were primarily purchases of hydraulic workover and snubbing equipment.  We currently expect to spend a total of approximately $26 million for capital expenditures during 2008 to expand our hydraulic workover and snubbing services and our pressure control equipment rental services and for maintenance and upgrade of our equipment.

We generated net cash of $5,106,000 from financing activities during the nine months ended September 30, 2008 primarily as a result of borrowings under our revolving credit facility of $5,477,000.  During the nine months ended September 30, 2007, cash provided by financing activities was $25,760,000 primarily due to funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On September 30, 2008, we had cash of $2,771,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $4,802,000 were denominated in Bolivares Fuertes and included along with cash in net working capital denominated in Bolivares Fuertes of $4,070,000 and subject to market risks.

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

Future Commitments (000's) at September 30, 2008
Description	Total	Less than 1 year	1-3years	3-5 years
Long and short term debt and notes payable
Term loan	$4,411	$1,940	$2,471	$—
Revolving credit facility	$6,536	—	$6,536	—
Subordinated debt (a)	$21,166	—	$21,166	—
Future minimum lease payments	$3,097	$865	$1,308	$924

Total commitments	$35,211	$2,805	$31,482	$924

(a) Includes $15 million of notes issued to Oil States Energy Services, Inc. adjusted to $21.2 million during the quarter ended June 30, 2006 for working capital in connection with the HWC acquisition.

Credit Facilities/Capital Resources

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The term credit facility is payable monthly over a period of sixty months and is payable in full on March 3, 2010, subject to extension under certain circumstances to March 3, 2011.  The revolving credit facility is due and payable in full on March 3, 2010, subject to a year-to-year renewal thereafter.  We utilized initial borrowings under the Credit Agreement totaling $10.5 million to repay senior and subordinated debt in full and to repurchase all of our outstanding shares of preferred stock and for other transaction related expenses.  The loan balance outstanding on September 30, 2008 was $4.4 million on the term credit facility and $6.5 million on the revolving credit facility.  The revolving credit facility borrowing base was $10.3 million at September 30, 2008, adjusted for $2.5 million outstanding under letters of credit and guarantees leaving $7.8 million available to be drawn under the facility.

At our option, borrowings under the Credit Agreement bear interest at either (i) Wells Fargo’s prime commercial lending rate plus a margin ranging, as to the revolving credit facility up to 1.00%, and, as to the term credit facility, from 0.50% to 1.50% or (ii) the London Inter-Bank Market Offered Rate plus a margin ranging, as to the revolving credit facility, from 2.50% to 3.00% per annum, and, as to the term credit facility, from 3.00% to 3.50%, which margin increases or decreases based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at September 30, 2008 was 5.00% and 5.50%, respectively.  Interest is accrued and payable monthly for both agreements.  Fees on unused commitments under the revolving credit facility are due monthly and range from 0.25% to 0.50% per annum, based on the ratio of the outstanding principal amount under the Credit Agreement to our consolidated EBITDA.

Substantially all of our assets are pledged as collateral under the Credit Agreement.  The Credit Agreement contains various restrictive covenants and compliance requirements, including: (1) maintenance of a minimum book net worth in an amount not less than $55 million, (for these purposes “book net worth” means the aggregate of our common and preferred stockholders’ equity on a consolidated basis); (2) maintenance of a minimum ratio of our consolidated EBITDA less unfinanced capital expenditures to principal and interest payments required under the Credit Agreement, on a trailing twelve month basis, of 1.50 to 1.00; (3) notice within five (5) business days of making any capital expenditure exceeding $500,000; and (4) limitation on the incurrence of additional indebtedness except for indebtedness arising under the subordinated promissory notes issued in connection with the HWC acquisition.  We were in compliance with these covenants at September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first nine months of 2008, approximately 79% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country or geographic region can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first nine months of 2008, work in Venezuela and Algeria accounted for approximately 30.5% of our international revenues which was down from the prior year period when revenues from these countries represented 56.8% of total international revenues.  Remaining foreign revenues for the first nine months of 2008 were primarily generated in the Republic of Congo, Nigeria, Dubai, Bangladesh, India, Qatar and Egypt, with India and Qatar projects representing over 30% of total international revenues for the period.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

As of September 30, 2008, we had floating rate obligations totaling approximately $10.6 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates. If the floating interest rate was to increase by 10% from the September 30, 2008 levels, our interest expense would increase by a total of approximately $54,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Our customers’ activity levels and spending for our products and services may be adversely impacted by the recent volatility of oil and natural gas prices and the current deterioration in the credit and capital markets.

Recently, commodity prices have been extremely volatile and have declined substantially.  While current commodity prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining their future spending levels and demand for our products and services.  Additionally, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the capital markets and the availability of credit.  Additionally, many of our customers' equity values have substantially declined.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in our customers reducing capital expenditure budgets, curtailing operations or failing to meet their obligations as they come due. A material reduction in or curtailment of, the operations or growth of our customer base as a whole, or any failure of our customers to meet or continue their contractual obligations to us could have a material adverse effect on our revenues and results of operations.

Deterioration of the credit and capital markets may hinder or prevent our access to capital, making it more expensive and difficult for us to meet future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on comparable terms to existing debt, and reduced and, in some cases, ceased to provide new funding to borrowers.

Due to these factors, we cannot be certain that funding from credit and capital markets will be available if needed and, to the extent required, on acceptable terms.  If funding is not available when needed or on unfavorable terms, we may be unable to meet our obligations as they come due or may be required to reduce our capital expenditures and, therefore, be unable to expand our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Also see Risk Factors under Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended September 30, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	25,500	$1.45	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
10.1	2004 Long Term Incentive Plan (amended and restated as of August 1, 2008) (1)
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Cary Baetz
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Cary Baetz

*Filed herewith

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL
WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

By:	/s/Cary Baetz
Cary Baetz
Chief Financial Officer

Date:   November 6, 2008