Form 10-K
period 2008-12-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2009-03-12
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
_______________

Form 10-K
_______________

For the fiscal year ended December 31, 2008

Commission file number 1-13817
_______________

Boots & Coots International
Well Control, Inc.
(Name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7908 N. Sam Houston Parkway W., 5th Floor
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

281-931-8884
(Registrant's telephone number, including area code)
_______________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value	NYSE Alternext US

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2008 was $166,477,000.

The number of shares of the issuer's common stock, par value $.00001, outstanding on March 11, 2009 was 77,083,199.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2008

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

Item 1.  Business.

General

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, Asia, North Africa, South America, West Africa and the Middle East.  Our customers include major and independent oil and gas companies in the U.S. market and major international and foreign national oil and gas producers as well as other oilfield service companies.  Our service lines are organized into three business segments: Pressure Control, Well Intervention and Equipment Services.  Our Pressure Control segment consists of prevention and risk management services designed to reduce the number and severity of critical events such as oil and gas well fires, blowouts or other incidences due to loss of control at the well, and personnel, equipment and emergency services utilized during a critical well event.  We have a long history in the oil and gas industry and are widely recognized for our emergency response services.  Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators and consists primarily of hydraulic workover and snubbing services. Our Equipment Services segment, designed for safer and more efficient production under high pressure situations, consists primarily of pressure control equipment rentals and services.

Executive Offices.    Our principal offices are located at 7908 N. Sam Houston Parkway W., 5th Floor, Houston, Texas 77064, and our telephone number is (281) 931-8884. Our website is located at www.boots-coots.com.

History of Boots & Coots

In July 1997, Boots & Coots International Well Control, Inc. became a worldwide leader in the oil well firefighting and blowout control industry by re-uniting many of the former employees of the Red Adair Company through its acquisitions of IWC Services, Inc, which was organized in June 1995 by six former key employees of the Red Adair Company, and Boots & Coots, L.P., which was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. through which we acquired hydraulic workover and snubbing equipment and significantly expanded and enhanced our pressure control services capabilities.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) which performed snubbing services in the Cheyenne basin, Wyoming and operated four hydraulic rig assist units.  This acquisition marked our entry into the Rockies pressure control market, a key to our strategy to expand North America land operations.

Our Industry

Our business is primarily dependent on the conditions of the global oil and gas industry.  Demand for our services is cyclical and dependent upon the level of capital expenditures by oil and gas companies for Well Intervention and Equipment Services in our operating areas.  These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, political and economic conditions, governmental regulation and the availability and cost of capital.  Demand for oilfield products and services may indirectly impact the longer-term prospects for our well control and other event-driven services.

Business Strategy

 We have endeavored to build upon our demonstrated strengths in providing pressure control services by growing more predictable revenues from our Well Intervention and Equipment Services businesses.  During 2008, we successfully expanded our pressure control equipment rentals service line in the Gulf Coast, central Texas and international areas, and we plan to further expand this business into other operating areas where we provide pressure control services, including international markets where we are able to secure contract commitments from our customers.  We intend to continue to seek complementary business acquisitions that position us to attain more predictable levels of income, broaden our pressure control service capabilities and increase our geographic presence.  For example, we expanded our prevention services in North Africa with two new Safeguard contracts.  The technology and experience associated with the John Wright acquisition will enhance our Safeguard service offerings, strengthen our leadership position in risk management and give us a competitive edge for growth in that service line.  The market for well control response services is finite, with services dependent upon the occurrence of blowouts that cannot be reasonably predicted; however, as we expand our other  services, we anticipate our response business will benefit from our Well Intervention business development efforts and increased geographic presence in the U.S. and international markets.

Business Segments

Pressure Control

History.    The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company; the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley hired Paul “Red” Adair, who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen, Coots Matthews and Raymond Henry as members of his professional firefighting staff. Mr. Adair later added Richard Hatteberg, Danny Clayton, Mike Foreman and Juan Moran to his staff, and the international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Matthews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots LP, an independent firefighting, snubbing and blowout control company.

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

In 1999, we began to offer prevention and risk management services in an effort to reduce the uncertainty of revenue in the response business. These services began with the introduction of our “Safeguard” prevention and risk management services in Alaska. We expanded these services into Venezuela in late 1999 and into Algeria in 2001. The Safeguard operations in Algeria were significantly expanded in 2004 when we entered into new long-term contracts with Algeria's national oil and gas company, Sonatrach, and ENSP, one of the Algeria national oil and gas service providers.

  Description.   Our Pressure Control segment consists of prevention and risk management services provided by personnel and equipment utilized primarily under a contractual basis and our response services provided by personnel, equipment and emergency services utilized during a critical well event, such as an oil and gas well fire, blowout, or other loss of control at the well. Response services also include snubbing and other pressure control services provided during a response which are designed to minimize response time, mitigate damage, and maximize safety. Response services may lead to our provision of prevention and risk management services in the future. Revenue is generated through personnel time and material. For emergency response services, personnel time consists of day rates charged for working crews usually consisting of a team of four personnel. Day rates charged for personnel time vary widely depending upon the perceived technical, political, and security risks inherent in a project. Critical events are typically covered by our customers' insurance, lowering the risk of non-payment. The emergency response business is by nature episodic and unpredictable.

In the international markets, national oil and gas companies and large international operators are aware of the risks associated with older, poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risks from fields positioned in high population areas. This awareness creates demand for prevention and risk management services to assess the magnitude of exposure, prevent catastrophic failures and mitigate damages in the event a loss occurs.

Our principal products and services for the Pressure Control segment include:

Safeguard.     Our Safeguard program includes services that are designed to reduce the number and severity of critical well events by providing dedicated prevention and risk management services.   Safeguard was specifically designed for international producers and operators, including foreign national oil and gas companies, through dedicated prevention and risk management services. These services include training, contingency planning, well plan reviews, audits, inspection services and engineering services.  Our Safeguard business reflects an industry trend moving operators towards a higher level of preventative and risk mitigation measures to protect against critical well events.  These services typically generate revenue on a contractual basis dependent upon the breadth, scope, and duration of services performed.  We provide these services primarily to customers in the United States, Venezuela, the Middle East and North Africa, for both onshore and offshore applications.

We provide these risk management services in the form of training, risk analyses, contingency planning, audit programs and well inspections, as well as the prevention and control of blowouts and the mitigation of risks related to installations. These services are typical of those revenues generated under our Safeguard programs to foreign national and international oil and gas companies.

Well Control.    We offer two distinct levels of service depending on the nature of the well control event.  A critical event response refers to a well control situation in which hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred.  Such an event frequently results in explosive fires, loss of life, damage to or destruction of drilling and production facilities, substantial environmental damage and the loss of significant production revenue. Because critical events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of our critical event work. Critical events of catastrophic proportions can result in significant onetime revenues to us in the year of the incident. Our professional firefighting staff has over 300 years of combined industry experience in responding to critical events, oil well fires and blowouts.  Non-critical event response, on the other hand, is intended to address more common sub-surface operating problems that do not involve escaping hydrocarbons.  These events typically occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most non-critical events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and in those instances, we are called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While non-critical events do not ordinarily have the revenue impact of a critical event, they are more frequent. Non-critical events, particularly when responded to by insufficiently trained third parties can escalate into critical events.

Firefighting Equipment Rentals.    We rent specialty well control and firefighting equipment primarily for use in conjunction with critical events; including firefighting pumps, pipe racks, athey wagons, pipe cutters, crimping tools and deluge safety systems. We charge for this equipment on a per diem basis.

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

Engineering Services.    Utilizing our extensive pressure control engineering capabilities, we provide pre-event engineering services that include consultation, well planning, dynamic kill modeling and intervention planning.

Firefighting Equipment Sales and Services.    We sell complete firefighting equipment packages, together with maintenance, monitoring, updating of equipment and ongoing consulting services.

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

Well Intervention

 History.    In March 2006, we acquired the hydraulic workover and snubbing services business of Oil States International, which included a fleet of 26 hydraulic workover and snubbing units.  The acquisition significantly expanded our pressure control services to include hydraulic workover and snubbing operations and expanded our geographic presence in key international oil and natural gas markets.  In 2007, we further expanded into the Rockies pressure control market with our acquisition of Wyoming-based StassCo, which included four hydraulic rig assists units.

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

In the long-term, demand for natural gas is expected to rise; driven by its cleaner burning property and by economics when compared to oil.  As investments in LNG infrastructure continue to be made, natural gas is transformed from a regional resource to a commodity that is readily traded and transported globally, increasing its commercial value in underdeveloped emerging markets of West Africa and the Middle East.  We expect to benefit from increased international gas drilling as these wells typically have higher wellbore pressure and require hydraulic workover and snubbing services.  In the near term, domestic natural gas drilling activity has been contracting, but the Haynesville, Fayetteville and Marcellus Shales are the primary areas still with substantial ongoing drilling.  We have successfully positioned a significant portion of our domestic operations and assets to service and participate in these areas.

Our principal products and services for the Well Intervention segment include:

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

We currently operate a fleet of 37 hydraulic workover and snubbing units; 30 of which are “stand alone” units and 7 are rig assist units.  We own all of the units except two of the “stand alone” units, which we operate on behalf of a customer.  In 2007, we assembled a unit at our Louisiana facility and refurbished three underutilized snubbing units, which were deployed internationally and to U.S. onshore operations.  Our units are currently deployed in various markets; in the Mid Continent and Rockies regions, in the Gulf Coast, in the North East, three in Venezuela, in Africa and in the Middle East.  The utilization rate for our total fleet of hydraulic units was 50.0 % in 2008 compared to 36.7% in 2007.  Utilization rates are impacted by the regional demand for hydraulic workover and snubbing units, the capabilities of the units in the region relative to the specific applications and capabilities desired by customers, and the nature of our contractual arrangements with customers.  Our utilization rates are particularly affected by the concentration of our fleet in the U.S., where we are typically unable to obtain contractual utilization commitments from customers, our continuing efforts to upgrade and redeploy certain units to better position our fleet for opportunities in the U.S. gas drilling market, and the fact that we are required to stage units in specific  international markets to service our regional customer base due to the particular application and capacity required.  Utilization may increase as underutilized units in the U.S. are redeployed and we continue to expand internationally, where service contracts typically have terms of six months to three years.  In 2008, we assembled a new hydraulic unit in order to supplement our most highly utilized unit class and to service our expanding international business.

Equipment Services

History.     In 2007, we commenced offering pressure control equipment rental and related services primarily in the Gulf Coast, Central and East Texas regions.

Description.    Our Equipment Services segment consists of renting pressure control equipment and providing  services that are designed to enhance production and safety for oil and gas operators drilling under high pressure, high temperature circumstances. These services are available for both onshore and offshore operations for U.S. and international customers.   Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by the price of oil and natural gas.

Trends.    In the long-term, demand for natural gas is expected to rise; driven by its cleaner burning property and by economics when compared to oil.  As investments in LNG infrastructure continue to be made, natural gas is being transformed from a regional resource to a commodity that is readily traded and transported globally, increasing its commercial value in underdeveloped emerging markets of West Africa and the Middle East.  We expect to benefit from increased international gas drilling as these wells typically have higher wellbore pressure and require pressure control services such as pressure control equipment rental and services.

Our principal products and services for the Equipment Services segment involve rental of equipment, such as high pressure flow iron, valves, manifolds and chokes. Typically one or two technicians assemble, operate and maintain our equipment during the rental phase.  We provide these services on a day rental and service basis with rates varying based on the type of equipment and length of time of rental and service.  This business is currently operating in the Gulf Coast and Central and East Texas regions.  We plan to expand this business into other operating areas where we provide Well Intervention services such as in the Rockies, North Texas and Oklahoma, including international markets where we are able to secure contractual commitments from our customers.

Customers

 Our customers include major and independent oil and gas companies in the U.S. market, major international and foreign national oil and gas producers, as well as other oilfield service companies.  While the Company’s services in general are generated from a base of several hundred customers, a significant portion of the total revenue in recent years has been generated by less than five international clients.  Approximately 31% of our consolidated revenues during the year ended December 31, 2008 were derived from two key customers.  Unless we are able to retain our existing customers or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.  We have a dedicated business development team in place to market our suite of pressure control services.  In the U.S., services are primarily provided on a “call out” basis, with short lead time between ordering equipment and services and providing service and delivering equipment.  In international markets, services and equipment are delivered based on service contracts with a term ranging six months to three years.

Regulation

Our operations are affected by numerous foreign, federal, state, and local laws and regulations relating to, among other things, workplace health and safety and the protection of the environment. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business. We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict whether additional laws and regulations will be adopted.

Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. Certain environmental laws provide for “strict liability” resulting from remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements. However, there can be no assurance that substantial costs for compliance or penalties for non-compliance will not be incurred in the future. It is possible that changes in the environmental laws and enforcement policies hereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which we believe are comparable to companies in the industry. To date, we have not been subject to any fines or penalties for violations of governmental or environmental regulations and have not incurred material capital expenditures to comply with environmental regulations.

We generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The United States Environmental Protection Agency, or EPA, and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Some wastes handled by us in our field service activities that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. This would subject us to more rigorous and costly operating and disposal requirements. With regard to our U.S. operations, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also know as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that transported, disposed of, or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations in the United States on properties where activities involving the handling of hazardous substances or wastes may have been conducted prior to our operations on such properties or by third parties whose operations were not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

Our operations outside of the United States are potentially subject to similar foreign governmental controls relating to protection of the environment. We believe that, to date, our operations outside of the United States have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations. However, this trend of compliance may not continue in the future or the cost of such compliance may become material.

Research and Development

Our acquisition of John Wright Company (JWC) provides us with technology that includes proprietary processes, software and expertise designed to assist operators, drilling contractors, and integrated service companies to define and manage their well control risks in a systematic way.  JWC has defined management criterions which together make up an integrated 'Well Control Management System.'

Competition

We operate in highly competitive markets within the oilfield services industry.  We compete with large and small oilfield industry competitors including larger integrated oilfield service providers in all three business segments.  Although we have a strong market share position in our service lines providing hydraulic workover and snubbing and prevention and risk management services, these markets are highly fragmented. Our main competitors include Halliburton Company, Cudd Pressure Control, a subsidiary of RPC, Inc., International Snubbing Services (ISS) and Warrior Energy Services (Bobcat) which are both subsidiaries of Superior Energy Services, Inc., and a number of local and regional oilfield service businesses.

The emergency response business is a dynamic market in which new technical developments could afford a service company a significant advantage. At present, the principal competitors in the oil and gas well firefighting business are Wild Well Control, Inc., a subsidiary of Superior Energy Services, Inc., and Cudd Pressure Control.  We believe that our growth in our other pressure control service lines has strengthened our competitive position in the industry by expanding both the scope of services that we offer to our customers as well as our geographic presence.  However, our competitors may succeed in developing new techniques, products and services that are more effective than any that have been or are being developed by us or that render our techniques, products and services obsolete or noncompetitive. Our competitors may also succeed in obtaining patent protection or other intellectual property rights that might hinder our ability to develop, produce or sell competitive products or the specialized equipment used in our business.

Employees

As of December 31, 2008, we and our operating subsidiaries collectively had 693 full-time employees and 4 part-time personnel. In addition, we have several part-time consultants and also employ part-time contract personnel who remain on-call for certain Well Intervention and response projects.  We are not subject to any collective bargaining agreements and consider our relations with our employees, consultants and contract personnel to be good.

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

Demand for our products and services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Recently, commodity prices have been extremely volatile and have declined substantially.  Current commodity prices as well as expectations about future prices and price volatility are important in determining the future spending levels of our customers and associated demand for our products and services.  Any prolonged reduction in oil and natural gas prices will depress exploration, development, and production activity, often reflected as changes in rig counts. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services that could have a material adverse effect on our revenue and profitability. Many factors affect the supply and demand for oil and natural gas and therefore influence product prices, including:

•	the level of production and production capability;
•	the levels of oil and natural gas inventories;
•	domestic and worldwide demand for oil and natural gas;
•	the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	the availability of attractive oil and gas field prospects, which may be affected by governmental actions and regulations or environmental activists;
•	the availability of transportation infrastructure and refining capacity;
•	the level of drilling activity;
•	global weather conditions and natural disasters;
•	worldwide political, military, and economic conditions and economic activity, including growth in underdeveloped countries;
•	national government political objectives, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;
•	the cost and timing of the development of alternate energy sources; and
•	tax policies.

If demand for drilling services or drilling rig utilization rates decrease significantly, then demand for our services will decrease, which will adversely affect our results of operations.

Disruptions in the political and economic conditions of the foreign countries in which we operate expose us to risks that may have a material adverse effect on our business.

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our operations in countries other than the United States accounted for approximately 78% of our consolidated revenues during the year ended December 31, 2008. Our operations in Venezuela and Algeria accounted for approximately 12% and 13%, respectively, of our consolidated revenues during the year ended December 31, 2008. We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets or those of our customers in that country;
•	political and economic instability;
•	strikes or work stoppages, civil unrest, acts of terrorism, force majeure, war or other armed conflict;
•	natural disasters, including those related to earthquakes and flooding;
•	inflation;
•	currency fluctuations, devaluations, conversion and expropriation restrictions;
•	confiscatory taxation or other adverse tax policies;
•	governmental activities that limit or disrupt markets, restrict or reduce payments, or limit the movement of funds;
•	governmental activities that may result in the deprivation of contract rights; and
•	trade restrictions and economic embargoes imposed by the United States and other countries.

Due to the unsettled political conditions in many oil-producing areas in which we operate, including parts of Africa, South America and the Middle East, our revenue and profits are subject to increased risk of the foregoing risks, which could impact the supply and pricing for oil and natural gas, disrupt our operations, and increase our costs for security worldwide.

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

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  These regulations may adversely affect our ability to compete.

Our international business operations also include projects in countries where governmental corruption has been known to exist and where our competitors who are not subject to United States laws and regulations, such as the Foreign Corrupt Practices Act, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit us from using.  For example, our non-U.S. competitors are not subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage.  We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payment to government officials and others in positions of influence.

Violations of these laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

Our customers may be adversely impacted by the recent declines in oil and natural gas prices and the current deterioration in the credit and capital markets.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, commodity prices have declined substantially and there has been a significant decline in the capital markets and the availability of credit.  Additionally, many of our customers' equity values have substantially declined.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in our customers reducing capital expenditure budgets, curtailing operations, failing to meet their obligations as they come due and delaying payment of, or renegotiating the terms and amount of, amounts owing to us. A material reduction in or curtailment of, the operations or growth of our customer base as a whole and demand for our products and services, or any failure of our customers to meet or continue their contractual obligations with us could have a material adverse effect on our revenues, results of operations and financial condition.

We have borrowed, and may in the future borrow, money to fund our operations and growth, which exposes us to certain risks that may materially impact our operations.

On February 10, 2009, we entered into a new $54.4 million credit agreement, providing for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly principal payments of $1.72 million. Interest on the term and revolving credit lines is paid quarterly. The term loan and the revolving credit line each mature on February 10, 2012.  We initially borrowed approximately $40.5 million under the credit agreement and have, the ability to borrow an additional $8.2 million.  Additionally, we have outstanding a subordinated promissory note totaling approximately $3.0 million. The borrowing base limitation under our revolving credit facility is subject to re-determination at the discretion of the lender if we fail to deliver the borrowing base certificate. Upon a re-determination, we could be required to repay a portion of our bank debt. Any failure by us to pay when due any amounts owing under the credit agreement or outstanding subordinated promissory note could result in a default and an acceleration of the loan. We intend to finance our operating expenses, capital expenditures and acquisitions with cash flow from operations and borrowings under our credit agreement. In addition, we may significantly alter our capitalization in order to make future acquisitions. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors. Many of these factors are beyond our control. Our level of debt affects our operations in several important ways, including the following:

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

•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate or other purposes;
•	a leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and
•	any debt that we incur under our term credit facility or revolving credit facility will be at variable rates which makes us vulnerable to increases in interest rates.

Our ability to finance our business activities will require us to generate substantial cash flow.

Our business activities require substantial capital. We intend to finance our operations through cash flows from operations and borrowings under our credit facilities; however, we cannot be sure that our business will continue to generate cash flow at or above current levels or in an amount sufficient to fund our future business activities and service our debt.  If we are unable to generate sufficient cash flow from operations to fund our business and service our debt, we may have to obtain additional financing through borrowings under our credit facilities and the issuance of debt and/or equity securities. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

If our revenues were to decrease due to lower demand for our services as a result of lower oil and natural gas prices or for other reasons, and if we could not obtain capital through our revolving credit facility or otherwise, our ability to operate and grow our business could be materially adversely impacted.

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

Our business is dependent upon a few large customers. Approximately 31% of our consolidated revenues during the year ended December 31, 2008 were derived from two key customers. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

We are subject to foreign exchange and currency risks, particularly with respect to Venezuela.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On December 31, 2008, we had a net working capital balance denominated in Venezuelan currency (Bolivars) and subject to market risks of $3,898,000.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003 that has restricted the conversion of the Bolivars to U.S. Dollars. A subsidiary of ours has registered with the control board (CADIVI) in order to have a portion of total receivables paid in U.S. dollars directly to a United States bank account. Venezuela is also on the U.S. government's "watch list" for highly inflationary economies. Management continues to monitor the situation closely.

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

As of December 31, 2008, we had $9,150,000 of goodwill or 4.9% of total assets.  We have recorded goodwill because we paid more for some our businesses than the fair market value of the tangible and measurable intangible net assets of those businesses.  Upon our annual review of our goodwill balance, if management determines that the carrying value of our equipment may not be recoverable, our goodwill could be reduced and therefore adversely impact our earnings.

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

Risks Relating to Ownership of Our Common Stock

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of March 11, 2009, no shares of our preferred stock were outstanding, 77,083,199 shares of common stock were outstanding, and there were approximately 4.9 million shares of common stock underlying certain outstanding stock options, of which 4.2 million were exercisable within 60 days. The issuance of such additional shares of common stock would dilute the interests of our existing stockholders and issuance or potential issuance of such shares may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuances would further dilute the interests of our existing stockholders.

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

The Rights Agreement provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could make it more difficult for a third party to acquire control of our company. We have entered into a Rights Agreement that would cause extreme dilution to any person or group who attempts to acquire a significant interest in us without advance approval of our board of directors. Our certificate of incorporation and bylaws include provisions for a classified board, limitations on the removal of directors and on stockholder proposals at meetings of stockholders and limitations on the right of stockholders to call special meetings. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Each of these factors could increase the difficulty for a third party to acquire us and therefore delay or prevent a change of control transaction, even if that change would be beneficial to our stockholders, which could affect the value of our common stock and reduce or eliminate your ability to sell your shares of common stock at a premium.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Effective internal control over financial reporting is essential for us to produce reliable financial reports. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. That report must contain, among other matters, an assessment of the design and operating effectiveness of our internal controls over financial reporting as of the end of the fiscal year and disclosure of any material weaknesses in our internal control over financial reporting identified by management. That report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our system of internal accounting controls over financial reporting and our independent registered public accounting firm is required to provide such a report. If in the future we cannot provide reliable financial information or prevent fraud or we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm is unable to issue an unqualified report as to the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative effect on our stock price and our ability to raise capital.

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

Houma, Louisiana – Office, operations, fabrication and equipment storage facility

Leased Locations

Houston, Texas – Administrative office

Rock Springs, Wyoming – Office, operations and equipment storage facility

Longview, Texas – Office, operations and equipment storage facility

Franklin, Texas – Office, operations and equipment storage facility

Shreveport, Louisiana  – Office, operations and equipment storage facility

Broussard, Louisiana – Office, operations and equipment storage facility

Algeria – Office, operations, and equipment storage facility

Libya - Office

Republic of Congo – Office, operations, and equipment storage facility

Egypt – Office, operations, and equipment storage facility

Dubai – Office, operations, and equipment storage facility

Venezuela – Office, operations, and equipment storage facility

Item 3. Legal Proceedings.

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE Alternext US (Alternext US) under the symbol “WEL.”  The following table sets forth the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on the Alternext US:

	High and Low Sales Prices
	2008		2007
	High	Low	High	Low
First Quarter	$1.79	$1.27	$2.77	$1.98
Second Quarter	2.48	1.75	2.90	1.70
Third Quarter	3.15	1.90	1.73	1.21
Fourth Quarter	1.83	0.95	1.64	1.20

On March 11, 2008 the last reported sales price of our common stock as reported on Alternext US was $1.09 per share.

As of March 11, 2008, our common stock was held by approximately 200 holders of record.  We have a larger number of beneficial stockholders and much of our common stock is held by broker-dealers in street name for their customers.

We have not paid any cash dividends on our common stock to date. Our current policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. Our credit agreement contains covenants prohibiting the payment of dividends.

PERFORMANCE OF COMMON STOCK

The following graph compares our total stockholder return on an investment of $100 in our common stock at December 31, 2003 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 as compared to the Standard & Poors' 500, the PHLX Oil Service Sector and the DJ Wilshire MicroCap Oil Equipment & Services indices over the same period.

	12/03	12/04	12/05	12/06	12/07	12/08

Boots & Coots International Well Control	100.00	72.22	82.54	177.78	129.37	92.86
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
PHLX Oil Service Sector	100.00	131.78	195.68	220.88	322.32	132.62
DJ Wilshire MicroCap Oil Equipment & Services Index	100.00	177.48	371.15	348.30	377.64	104.77

Item 6. Selected Financial Data.

The following table sets forth certain historical financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 which has been derived from our audited consolidated financial statements.  The results of operations of Abasco and Special Services are presented as discontinued operations.  The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$209,237	$105,296	$97,030	$29,537	$24,175
Operating income	29,820	12,692	19,892	4,563	1,066
Income (loss) from continuing operations, net of income taxes	21,819	7,891	11,165	2,779	(290)
Income from discontinued operations, net of income taxes	—	—	—	—	42
Net income (loss)	21,819	7,891	11,165	2,779	(248)
Net income (loss) attributable to common stockholders	21,819	7,891	11,781	1,905	(996)
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.29	$0.11	$0.22	$0.06	$(0.04)
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.29	$0.11	$0.22	$0.06	$(0.04)
Weighted average common shares outstanding –Basic	75,845	70,039	53,772	29,507	28,142

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.28	$0.11	$0.21	$0.06	$(0.04)
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.28	$0.11	$0.21	$0.06	$(0.04)
Weighted average common shares outstanding - Diluted	78,040	72,114	55,036	31,374	28,142

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Total assets (1)	$184,973	$136,415	$101,017	$14,767	$18,393
Long-term debt and notes payable, including current maturities (2)	31,698	28,091	31,432	6,448	7,680
Working capital (3)	40,169	34,712	25,512	3,565	2,553
Stockholders' equity (4)	101,761	77,043	38,422	3,795	1,180
Common shares outstanding	77,075	75,564	59,186	29,594	29,439

(1)
The increase in total assets during 2008 was primarily due to the  increase in receivables which resulted from substantial increase in revenue in the fourth quarter 2008 compared to fourth quarter 2007.  It was also a result of an increase in property, plant and equipment due to higher capital expenditures to support our higher volume of revenue in 2008.

(2)	The increase in long term debt from 2005 to 2006 is a result of debt issued and the credit agreement with Wells Fargo entered into, in conjunction with the HWC acquisition.

(3)
Working capital is the dollar amount of current assets less current liabilities.  The working capital increased from 2007 to 2008 primarily due to an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities, both of which were due to substantial increase in 2008 revenue activity.  The increase in working capital from 2005 to 2006 is a result of the HWC acquisition.  In 2007, accounts receivable increased due to higher fourth quarter revenue in 2007 compared to 2006: additionally, foreign prepaid tax and prepaid expenses increased.

(4)
The increase in stockholders’ equity from 2005 to 2006 is a result of the 26.5 million shares issued for the purchase of HWC valued at $26.5 million.  The increase from 2006 to 2007 is due to our April 2007 underwritten public offering of 14.95 million shares of our common stock which netted $28.8 million.  The increase from 2007 to 2008 is primarily due to net income attributable to common shareholders.

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

 Our summary consolidated operating results for the fiscal years ended December 31, 2008, 2007 and 2006 were:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues	$209,237	$105,296	$97,030
Costs and expenses:
Cost of sales	129,018	62,581	52,281
Operating expenses	30,599	17,792	15,597
Selling, general and administrative	10,304	5,904	4,118
Other operating expense	189	276	259
Depreciation and amortization	9,307	6,051	4,883
Operating income	29,820	12,692	19,892
Interest expense	2,546	2,584	3,036
Other (income) and expense, net	3	(532)	(176)
Income tax expense	5,452	2,749	5,867
Net income	21,819	7,891	11,165
Preferred dividends accrued	—	—	616
Net income attributable to common stockholders	$21,819	$7,891	$11,781

Our operating segments are our service lines which we aggregate into three reporting segments.  Previously, we presented two reporting segments, response services and well intervention services.  During the fourth quarter of fiscal 2008, we reassessed the level at which the Statement of Financial Accounting Standards (SFAS) No. 131 operating segment criteria is met, and as a result, changed our operating segments.  As a result of this change, the composition of our reporting segments was also revised.  All prior year segment information has been restated to conform to the fiscal 2008 presentation.  These reporting segments are Pressure Control, Well Intervention and Equipment Services.

We operate in three business segments: Pressure Control, Well Intervention and Equipment Services.  Intercompany transfers between segments were not material.  Our accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. While cost of sales expenses are variable based upon the type of revenue generated, most of our operating expenses represent fixed costs for base labor charges, rent and utilities.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro rata allocation of remaining non-segment specific expenses are assigned between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

The Pressure Control segment consists of personnel, equipment and services which are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services. This segment also consists of personnel, equipment and services provided during a critical well event. These services can  include snubbing and pressure control rental equipment provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.

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

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We expect our Equipment Services segment to continue to benefit as a result of cross selling of our other services by our business development team and our expanded geographic presence.

 Information concerning operations in our three different business segments for the years ended December 31, 2008, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues
Pressure Control	$92 ,804	$36, 845	$43,204
Well Intervention	97,167	66,580	53,826
Equipment Services	19,266	1,871	−
	$209,237	$105,296	$97,030
Cost of Sales
Pressure Control	$50,432	$16,719	$15,700
Well Intervention	67,271	45,349	36,581
Equipment Services	11,315	513	−
	$129,018	$62,581	$52,281
Operating Expenses (1)
Pressure Control	$15,664	$9,017	$11,646
Well Intervention	12,290	7,966	3,951
Equipment Services	2,645	809	−
	$30,599	$17,792	$15,597
Selling, General and Administrative (2)
Pressure Control	$4,499	$2,080	$1,830
Well Intervention	5,035	4,006	2,547
Equipment Services	959	94	−
	$10,493	$6,180	$4,377
Depreciation and Amortization (1)
Pressure Control	$1,032	$663	$520
Well Intervention	6,796	5,239	4,363
Equipment Services	1,479	149	−
	$9,307	$6,051	$4,883
Operating Income
Pressure Control	$21,177	$8,366	$13,508
Well Intervention	5,775	4,020	6,384
Equipment Services	2,868	306	−
	$29,820	$12,692	$19,892

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues.

Comparison of the Year ended December 31, 2008 with the Year ended December 31, 2007

Revenues

Pressure Control revenues were $92,804,000 for the year ended December 31, 2008, compared to $36,845,000 for the year ended December 31, 2007, representing an increase of $55,959,000, or 151.9% in the current year. The largest increase resulted from revenue of $41,050,000 from a prevention and risk management international project which was completed in the fourth quarter.  The remaining increase was primarily due to a higher level of high risk, international emergency response activity.

Well Intervention revenues were $97,167,000 for the year ended December 31, 2008, compared to $66,580,000 for the year ended December 31, 2007, representing an increase of $30,587,000, or 45.9% in the current year.  The increase was due to higher utilization resulting from growth in our domestic and international hydraulic workover and snubbing services.

Equipment service revenues were $19,266,000 for the year ended December 31, 2008, compared to $1,871,000 for the year ended December 31, 2007, an increase of $17,395,000, or 929.7% in the current year.  This increase is due to the domestic and international expansion of our equipment rental and services which began in August 2007.

Cost of Sales

Pressure Control cost of sales was $50,432,000 for the year ended December 31, 2008, compared to $16,719,000 for the year ended December 31, 2007, an increase of $33,713,000, or 201.6% in the current year.  For the year ended December 31, 2008, cost of sales represented 54.3% of revenues compared to 45.4% of revenues for the year ended December 31, 2007. The increase in cost of sales is generally attributable to increased revenues, while the percentage increase was primarily due to a higher proportion of revenue with related third party costs in 2008 in relation to 2007.

Well Intervention cost of sales was $67,271,000 for the year ended December 31, 2008, compared to $45,349,000 for the year ended December 31, 2007, an increase of $21,922,000, or 48.3% in the current year.  For the year ended December 31, 2008, cost of sales represented 69.2% of revenues compared to 68.1% of revenues for the year ended December 31, 2007. The increase in cost of sales is generally attributable to the increased revenue volume.

Equipment Services cost of sales was $11,315,000 for the year ended December 31, 2008, compared to $513,000 for the year ended December 31, 2007, an increase of $10,802,000, or 2105.7% in the current year.  For the current year, cost of sales was 58.7% of revenue compared to 27.4% of revenue in the prior year.  The increase in cost of sales is generally attributable to increased revenues, while the percentage increase was primarily due to being more fully operational in 2008 as contrasted with a higher component of start up costs incurred in 2007.

Operating Expenses

Consolidated operating expenses were $30,599,000 for the year ended December 31, 2008, compared to $17,792,000 for the year ended December 31, 2007, an increase of $12,807,000, or 72.0% in the current year.  During the current year, operating expenses represented 14.6% of revenues compared to 16.9% of revenues in the prior year. The increase in operating expenses on an actual basis was primarily due to increases in salaries and benefits, incentive bonus, bad debt expense, travel and entertainment, tools and supplies, and professional fees as a result of the geographic expansion of all segments and the ramp up of our pressure control equipment rental services business. Operating expenses were also lower in 2007 due to a gain on disposal of assets during the year which did not recur in the year ended December 31, 2008.  The percentage of revenue decrease is primarily due to higher revenues in relation to increases in expenses due to the component of such expenses that are fixed and semi fixed.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses were $10,493,000 for the year ended December 31, 2008, compared to $6,180,000 for the year ended December 31, 2007, an increase of $4,313,000, or 69.8% in the current year.  During the year ended December 31, 2008, SG&A expense represented 5.0% of consolidated revenues compared to 5.9% of revenues in the prior year. The increase in actual SG&A expense is primarily due to higher salaries, incentive bonus, benefits, and marketing related expenses associated with the higher level of revenues and operating income exceeding plan.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $3,256,000, or 53.8% between the years ended December 31, 2008 and 2007.  The increase was primarily due to the depreciation increase of $2,959,000 resulting from an increase in capitalized assets in 2008.  Additionally, amortization of intangible assets, related to our acquisition of StassCo Pressure Control LLC in August 2007, for the full year in 2008 compared to five months in 2007 was $512,000 and $215,000, respectively.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense

Interest expenses decreased by $38,000 in the year ended December 31, 2008 compared to the prior year period.  The interest expense decrease was primarily due to a lower average interest rate and a lower balance on our term loan borrowings offset by an increase in our average revolver balance.

Other (Income) and Expense, Net

Other income and expenses increased by $535,000 in the year ended December 31, 2008 compared to the prior year period.  The net expense increase was primarily a result of the decrease in interest income of $515,000 from the prior year period which was due to a reduction in funds available for investment in 2008.

Income Tax Expense

Income taxes for the year ended December 31, 2008 were $5,452,000, or 19.99% of pre-tax income compared to the year ended December 31, 2007 of $2,749,000, or 25.8% of pre-tax income.  We determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2008 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.  In 2008, the tax expense as a percent of pretax income was lower due to taxable income in foreign jurisdictions with lower tax rates compared to the U.S. and a tax benefit related to the utilization of future Net Operating Losses (NOL's) against taxable income in future years which was partially offset by FIN 48 related penalty and interest.  All 2008 U.S. current tax expense was offset by utilization of NOL’s and Foreign Tax Credits.

Comparison of the Year ended December 31, 2007 with the Year ended December 31, 2006

Revenues

Pressure Control revenues were $36,845,000 for the year ended December 31, 2007, compared to $43,204,000 for the year ended December 31, 2006, representing a decrease of $6,359,000, or 14.7% in 2007.  The decrease in revenue was primarily due to a lower level of high risk, international emergency response activity.

Well Intervention revenues were $66,580,000 for the year ended December 31, 2007, compared to $53,826,000 for the year ended December 31, 2006, representing an increase of $12,754,000, or 23.7% in 2007.  The increase of $5,309,000 in revenue is due to the inclusion of a full year of hydraulic workover revenue in the current year compared to 10 months in the year 2006, and $2,965,000 in revenue is due to the one time rig assist unit contract settlement in Qatar. The remaining increase in revenue is due to growth initiatives  in our hydraulic workover and snubbing services in Wyoming, North Texas, the Middle East and Egypt which was offset by lower activity in the Gulf of Mexico and Venezuela.

Equipment service revenues were $1,871,000 for the year ended December 31, 2007, compared to no revenue for the year ended December 31, 2006, an increase of $1,871,000, or 100.0% in 2007.  The increase was due to our start up and entry into the rental tool equipment and services business in August 2007.

Cost of Sales

Pressure Control cost of sales were $16,719,000 for the year ended December 31, 2007, compared to $15,700,000 for the year ended December 31, 2006, an increase of $1,019,000, or 6.5% in 2007.  For the year ended December 31, 2007, cost of sales was 45.4% of revenue compared to 36.3% of revenue in the prior year.  The increase as a percentage of revenue is primarily due  to the lower level of favorable international response activity during 2007 as well as the reduction of non-recurring low cost Gulf of Mexico remediation work from the prior year period.

Well Intervention cost of sales were $45,349,000 for the year ended December 31, 2007, compared to $36,581,000 for the year ended December 31, 2006, an increase of $8,768,000, or 24.0% in 2007.  The increase was primarily the result of an additional cost of sales of $7,197,000 due to the inclusion of a full year of hydraulic workover cost of sales in 2007 compared to ten months in the prior year.

Equipment service cost of sales were $513,000 for the year ended December 31, 2007, compared to no cost of sales for the year ended December 31, 2006, an increase of $513,000, or 100.0% in 2007.  The increase was due to our start up and entry into the rental tool equipment and services business in August 2007.

Operating Expenses

Consolidated operating expenses were $17,792,000 for the year ended December 31, 2007, compared to $15,597,000 for the year ended December 31, 2006, an increase of $2,195,000, or 14.1% in 2007.  During 2007, operating expenses represented 16.9% of revenues compared to 16.1% of revenues in the prior year. The increase was primarily the result of an additional $1,418,000 due to the inclusion of a full year of hydraulic workover operating expense in 2007 compared to ten months in the prior year as well as additional support personnel costs which include start up expenses of $1,054,000 for our equipment services, our prevention and risk management business in the Middle East and North Africa, and our hydraulic workover and snubbing business in North Texas and the Middle East.  The percentage of revenue increase from 2006 to 2007 is primarily due to the start up expenses incurred in 2007.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses were $6,180,000 for the year ended December 31, 2007, compared to $4,377,000  for the year ended December 31, 2006, an increase of $1,803,000, or  41.2% in 2007.  The increase in total SG&A expense is primarily due to salaries, benefits, and marketing related expenses.  The increases were offset by a decrease in incentive bonus expense.  During the twelve months ended December 31, 2007, SG&A expense represented 5.9% of consolidated revenues compared to 4.5% of revenues in the prior year.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,168,000 between the years ended December 31, 2007 and 2006.  The increase was primarily due to an additional $704,000 resulting from the inclusion of a full year of hydraulic workover depreciation in 2007 compared to ten months of hydraulic workover depreciation in the prior year, depreciation of current year property and equipment additions and the amortization of intangible assets related to the acquisition of StassCo Pressure Control, LLC.

Interest Expense

Interest expense decreased by $452,000 in the year ended December 31, 2007 compared to the prior year period.  The interest expense decrease was primarily due to the increase in capitalized interest expense in 2007 which resulted in a credit of $376,000 for the year ended December 31, 2007.

Other (Income) and Expense, Net

Other income and expenses decreased by $356,000 in the year ended December 31, 2007 compared to the prior year period.  The interest expense decrease was primarily due to the interest income increase of $375,000 provided by earnings from funds received from the underwritten public offering of 14.95 million shares of our common stock in April 2007.

Income Tax Expense

Income taxes for the year ended December 31, 2007 were $2,748,769 or 25.83% of pre-tax income compared to the year ended December 31, 2006 of $5,867,000, or 34.45% of pre-tax income.  We have determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2007 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.  In 2007, the tax expense as a percent of pretax income was lower due to taxable income in foreign jurisdictions with lower tax rates compared to the U.S., a tax benefit related to the utilization of future Net Operating Losses (NOL's) against taxable income in future years which was partially offset by further FIN 48 assessments and related penalty and interest.  All 2007 U.S. current tax expense was offset by utilization of NOL’s.

Liquidity and Capital Resources

Liquidity

At December 31, 2008, we had working capital of $40,169,000 compared to $34,712,000 at December 31, 2007.  Our cash balance at December 31, 2008 was $6,220,000 compared to $6,501,000 for the prior year.  We ended the year with stockholders’ equity of $101,761,000 which increased $24,718,000 compared to $77,043,000 in the prior year primarily due to 2008 net income of $21,819,000.  Our primary liquidity needs are working capital, capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under the revolver credit facility.

We generated cash from operating activities in fiscal year 2008 of $22,906,000 compared to cash generated by operating activities of $2,146,000 in 2007.  Cash was provided by operations primarily through net income of $21,819,000, increases in accounts payable and accrued liabilities of $20,377,000, and non-cash charges of $12,474,000.  Accounts payable and accrued liabilities increased primarily due to increases in third party charges related to a larger revenue volume in the latter part of the year as well as an increase in accrued bonus and accrued agent commissions.  Non-cash charges were comprised primarily of $9,307,000 depreciation and amortization, bad debt provision of $2,177,000, and stock based compensation of $1,397,000.  These positive cash flows were offset by increases in receivables of $28,073,000, increases in inventory of $1,361,000, increases in prepaid expenses and other current assets of $2,005,000, a gain on sale/disposal of assets of $215,000 and increases in other assets of $110,000.  Receivables increased due to greater revenue volume in the final quarter of 2008 compared to the same period in 2007.  Inventory increased as a result of supporting the increased revenue activity, and prepaid expenses and other current assets increased primarily due to an increase in prepaid taxes during 2008.

Cash used in investing activities during the years ended December 31, 2008 and 2007 was $28,120,000 and $27,065,000, respectively.  Capital expenditures, including capitalized interest, totaled $28,537,000 and $21,309,000 during the years ended December 31, 2008 and 2007, respectively.  Capital expenditures in 2008 and 2007 consisted primarily of purchases of assets for our hydraulic workover and snubbing services and our pressure control rental equipment services.  We received proceeds on sale or disposal of equipment generating cash of $417,000 in 2008 compared to $4,938,000 in 2007.  In 2007, we realized insurance proceeds on two claims related to loss of hydraulic units lost offshore, one claim was related to a Gulf of Mexico claim incurred in 2005 during the Katrina hurricane which generated cash of $1,040,000 and the second claim generated cash of $3,565,000 resulting from our claim on the loss of a hydraulic unit operating offshore of the Republic of Congo, which resulted in a gain of $1,830,000 in the current year.  Our cost to replace the equipment was approximately $2,500,000, which is included in our 2007 capital expenditures.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc.  As consideration for HWC, we issued approximately 26.5 million shares of our common stock and subordinated promissory notes of $21,200,000, while the transaction netted cash to our company of $4,366,000.  At the time of acquisition, this service line was operating in the Louisiana Gulf Coast, Venezuela, North Africa, West Africa and Middle East oil and gas markets.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for cash consideration of $10,694,000, net of cash acquired and including transaction costs but excluding a payable to the former owners of $500,000.  This transaction was funded utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  StassCo performed snubbing services in the Cheyenne basin, Wyoming and operated four hydraulic rig assist units.

We increased our net cash by $4,933,000 due to financing activities during the year ended December 31, 2008 primarily as a result of borrowings under our revolving line of credit and proceeds from exercise of stock options offset by payments under our term loan.

During 2007, we received $2,965,000 from a customer in Qatar settlement of the customer’s contractual obligations to reimburse our costs for procuring and transporting a rig assist unit.  We also retained ownership of the unit as part of the settlement.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On December 31, 2008, we had cash of $628,000 denominated in Bolivars and residing in a Venezuelan bank.  Venezuela trade accounts receivables of $7,884,000 were denominated in Bolivars and included along with cash in net working capital denominated in Bolivars of $3,898,000 and subject to market risks.

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

Credit Facilities/Capital Resources

On March, 2006, we entered into a Credit Agreement with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, and a term credit facility totaling $9.7 million.    The loan balance outstanding on December 31, 2008 was $3.9 million on the term credit facility and $6.4 million on the revolving credit facility.   This line was replaced with a new facility described below.

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A.(the “Credit Agreement”)  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Well’s Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.

The Credit Agreement is unconditionally guaranteed by all of our current and future domestic subsidiaries (collectively, the “Guarantors”) and secured by substantially all of our assets and those of the Guarantors, including a pledge of all of the capital stock of our direct and indirect domestic subsidiaries and 66% of the capital stock of our first-tier foreign subsidiaries. We have not entered into any interest rate hedges with respect to the Credit Agreement but may elect do so in the future.

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets, merge with other companies, and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of its tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We expect to be in compliance with these covenants through January 1, 2010.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States International and to fund our purchase of John Wright Company.  We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

Disclosure of on and off balance sheet debts and commitments:

Our known contractual obligations at December 31, 2008 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$5,483	$5,483	$—	$—	$—
Revolving credit Facility	$4,876	$—	$4,876	$—	$—
Subordinated debt	$21,166	$—	$21,166	$—	$—
Capital lease payments (including interest)	$196	$50	$100	$46	$—
Future minimum lease Payments	$6,437	$1,411	$1,943	$1,361	$1,722
Total commitments	$38,158	$6,944	$28,085	$1,407	$1,722

Off-Balance Sheet Arrangements

As of December 31, 2008 we had no off-balance sheet arrangements as defined in item 303(a) (4) of Regulation S-K.

Tax Matters

Our primary deferred tax assets at December 31, 2008 are related to $27.27 million in available federal net operating loss carry forwards (NOL’s) and $.1 million of foreign tax credits.  The foreign tax credits will expire in 2017.  The NOL’s will expire in varying amounts during the years 2019 through 2024 if they are not first used to offset taxable income that we generate.  Our ability to utilize a significant portion of the available NOL’s are currently limited due to a change in control that occurred during 2006.  Our ability to utilize the foreign tax credit is limited by the use of the NOL’s.

Our income tax provision for the year ended December 31, 2008 totaled $5.5 million, or 19.99% of pretax income.  Our income tax provision for the year ended December 31, 2007 totaled $2.7 million, or 25.8% of pretax income.

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

Cost of sales includes all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, repairs and depreciation costs. Operating expense includes costs related to service line management and support, including business development and delivery expenses. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and sub-contracted work as incurred.  WELLSURE revenues represented approximately 1% of our total revenues in 2008.

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

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax carry forwards.  The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards.  The provision for tax expense includes foreign income taxes from Algeria, Congo and Venezuela (See “Note I” Income Taxes to the consolidated financial statements).

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of and for the years ended December 31, 2008 and 2007.  During 2007, the Company recorded a charge of $616,000 relating to unrecognized tax benefits under FIN48.  During 2008, the Company recorded a charge of  206,000 related to penalties and interest associated with the unrecognized tax benefits under FIN 48 in 2007.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2004 remain open in Venezuela, tax years subsequent to 2004 remain open in Algeria, and tax tears subsequent to 2004 remain open in the Congo.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of FASB 163 will not have a material impact on the Company’s results from operations or financial position.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The nature of our response revenue stream is unpredictable from quarter to quarter and from country to country such that any history of geographic split does not represent a trend. During the year 2008, foreign revenues were 78% of total revenue. Revenue generated by Venezuela and Algeria during the year 2008 was 12% and 13%, respectively.  Revenue generated by Venezuela and Algeria during the year 2007 was 19% and 20%, respectively. Remaining foreign revenues for 2008 were primarily generated in the Republic of Congo, Nigeria, Dubai, Bangladesh, India, Qatar and Egypt, with India projects representing over 20% of total revenues for the period.  See “Liquidity and Capital Resources” for more information regarding our foreign currency risks.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk. We have performed sensitivity analyses on the variable-interest rate debt to assess the impact of this risk based on a hypothetical 10% increase in market interest rates.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of December 31, 2008, we had floating rate obligations totaling approximately $10.4 million.  See “Liquidity and Capital Resources” for more information.  If the floating interest rate was to increase by 10% from the December 31, 2008 levels, our interest expense would increase by a total of approximately $51,000 annually.

Item 8. Financial Statements and Supplementary Data.

Attached following the Signature Pages and Exhibits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

UHY LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which appears herein.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors to file reports of ownership and changes in ownership of our common stock with the U.S. Securities and Exchange Commission and the NYSE Alternext US.   Based upon a review of the Forms 3, 4, and 5 presented to us, we believe that all reports were filed on a timely basis except as follows:

Mr. Croyle was late filing a Form 4 after purchasing 5000 shares of the Company’s common stock on the open market on May 13, 2008.  Mr. Winchester was late filing a Form 4 after 25,500 previously granted restricted shares of the Company’s common stock were withheld by the Company on July 21, 2008 to satisfy tax withholding obligations in connection with the vesting of restricted common stock.

The following table lists the name, age, and office of each of our directors and executive officers.  There are no family relationships between any director and any other director or executive officer.

NAME	AGE	POSITION

Douglas E. Swanson	70	Chairman of the Board

Jerry L. Winchester	49	President, Chief Executive Officer and Director

Cary Baetz	44	Chief Financial Officer

Dewitt H. Edwards	50	Chief Operating Officer

Allen C. Duke	42	Sr. Vice President, Global Business Development and Delivery

John K. Hebert	55	Sr. Vice President, Resource Management

W. Richard Anderson (1)	55	Director

E. J. DiPaolo (1)(2)	56	Director

Robert S. Herlin (1)	53	Director

K. Kirk Krist	50	Director

Robert G. Croyle (2)	66	Director

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

Jerry Winchester has served as our President, Class II Director and Chief Operating Officer since 1998.  In July 2002 he assumed the position of Chief Executive Officer.  Mr. Winchester serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders scheduled in 2011.   Prior to joining us in 1998, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager – Well Control, Coil Tubing and Special Services.  He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Cary Baetz was appointed to the position of Chief Financial Officer on August 1, 2008.  From 2005 to 2008, Mr. Baetz, served as Vice President of Finance, Treasurer, and Assistant Secretary of Chaparral Steel Company ("Chaparral"), one of the largest suppliers of structural steel products in North America, where he was responsible for strategic planning, treasury, investor and public relations, and risk management. Prior to joining Chaparral, Mr. Baetz had been employed since 1996 with Chaparral's parent company, Texas Industries Inc., a supplier of heavy construction materials. From 2002 to 2005, he served as Director of Corporate Finance of Texas Industries Inc. and was responsible for banking, investment banking and rating agency relationships, as well as overseeing credit, and developing and monitoring financial strategy. From 1993 to 1996, Mr. Baetz served as Relationship Manager and Assistant Vice President for Wells Fargo.

Dewitt H. Edwards has served as Chief Operating Officer since June 1, 2008.  From June 2006 to June 2008, Mr. Edwards served as Executive Vice President, and from April 2005 to June 2006, Mr. Edwards served as Senior Vice President—Finance and Principal Financial Officer.  His primary responsibilities include the delivery of our services and the business development and geographic management of our domestic businesses.  Prior to his employment, Mr. Edwards served as a consultant to the Company from May 2002 to April 2005.  In that capacity, he had been engaged to work on initiatives to refinance our debt and improve our overall capital structure and liquidity. Prior to that time, Mr. Edwards had been employed by us as Executive Vice President since September 1998. Before joining us, Mr. Edwards had been employed by Halliburton Energy Services for 19 years where he served in positions of increasing authority, including Mid-Continent area manager and North America resource manager.

John (Kelly) Hebert has served as Senior Vice President, Resource Management since October 16, 2007.  Mr. Hebert’s primary responsibilities include the health, safety and quality control activities as well as human resources and technology support. Prior to joining Boots & Coots, he was employed by Halliburton Energy Services since 1977, beginning his career at Halliburton as Service Supervisor.  In 1988, Mr. Hebert moved into the health, safety and environmental field and held various positions of increasing authority, including Senior Human Resource Supervisor, Field Service Quality Coordinator and District Manager. Most recently he served as Region HSE/Q Manager for Halliburton’s southern region.

Allen Duke has served as Senior Vice President, Global Business Development and Delivery since November of 2008. Prior to that, he was Vice President of Safeguard and Prevention since its inception in 1997 and was instrumental in the growth of this service line. Mr. Duke has over 20 years of progressive emergency response, safety, industrial hygiene and prevention experience in the oil and gas industry. He is a certified master facilitator in risk management with an emphasis on Bowtie methodology. Mr. Duke has developed emergency management plans for several of the international oil companies as well as for domestic fire department companies. He has also published several articles on well integrity and risk management. Mr. Duke began his career at CET Environmental as a chemist and industrial hygienist and worked at Garner Environmental as Safety and Industrial Hygiene Manager prior to joining Boots & Coots.

W. Richard Anderson has served as a Class I Director since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  He is currently the Chief Financial Officer for Eurasia Drilling Company Limited—the largest land drilling company in Russia.  Prior to May 2007, Mr. Anderson was the President, Chief Executive Officer and a director of Prime Natural Resources, a closely-held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.  Mr. Anderson also serves on the boards of directors of Transocean Ltd. and Vanguard Natural Resources, LLC.

E. J. DiPaolo served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003.  Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders in 2011.  Mr. DiPaolo also serves on the Audit, Compensation, and Nominating & Corporate Governance Committees.  Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking.  Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo  was  employed  at  Halliburton  Energy  Services  from  1976 until his retirement in progressive  positions  of  responsibility. Mr. DiPaolo also serves on the boards of directors of Superior Well Services, Inc. Evolution Petroleum Corporation, and various privately held companies.

Robert S. Herlin was appointed a Class I Director on September 30, 2003.  Mr. Herlin serves on the Audit Committee and chairs the Compensation Committee.  Mr. Herlin serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.   Since 2003, Mr. Herlin has served as the President, CEO and a Director of Evolution Petroleum Corporation, a public company involved in the acquisition and redevelopment of oil and gas properties.  Mr. Herlin was elected Chairman of the Board of Directors of Evolution in January, 2009.  Since 2003, Mr. Herlin has served as a partner with Tatum Partners, a service company that provides principal executive and accounting officers to clients on a contract basis.  Prior to his employment at Evolution Petroleum Corporation, Mr. Herlin was CFO of Intercontinental Tower Corporation, a wireless telecom infrastructure operation in South America from 2000 to 2003.  Mr. Herlin earned his MBA from Harvard and engineering degrees from Rice University.

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

Robert G. Croyle became a Class I Director on January 1, 2007.  He chairs the Nominating & Corporate Governance Committee.  Mr. Croyle’s term as a Class I Director will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  From 2002 until December 31, 2006, when he retired, Mr. Croyle served as Vice Chairman and Chief Administrative Officer of Rowan Companies, Inc., a major international offshore and land drilling contractor traded on the New York Stock Exchange.  Mr. Croyle held various positions with Rowan Companies, Inc. beginning in 1973, and was elected as a director of Rowan in 1998.  From 1993 to 2002, he served as Executive Vice President with management responsibility for Rowan’s aviation and manufacturing divisions.  Mr. Croyle is a director of Rowan Companies, Inc. and Magellan Midstream Holdings, GP, LLC.

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

Director Independence and Financial Experts.  Our board has determined that each of Messrs. Swanson, Anderson, DiPaolo, Herlin, and Croyle is independent under Rule 803 of the NYSE Alternext US rules.   In addition, our board has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of the NYSE Alternext US and the Securities and Exchange Commission. The Audit Committee reviews our financial reporting processes, system of internal controls, and the audit process for monitoring compliance with laws and regulations.  In addition, the committee reviews, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit. Our board has also determined that Messrs. Anderson and Herlin are financial experts within the meaning of Item 401 (h) of Regulation S-K promulgated by the Securities and Exchange Commission.  Our Compensation Committee and Nominating and Corporate Governance Committee are also composed entirely of independent directors.

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

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following discussion provides an overview of the Compensation Committee of our board of directors, the background and objectives of our compensation programs for our executive management, and the material elements of the compensation of each of the executive officers identified in the following table, which we refer to as our “named executive officers”:

Named Executive Officers	Title
Jerry Winchester	President and Chief Executive Officer (our principal executive officer)
Cary Baetz	Chief Financial Officer (our principal financial officer)
Dewitt Edwards	Chief Operating Officer
Allen Duke	Senior Vice President, Global Business Development and Delivery
John Hebert	Senior Vice President, Resource Management
Gabriel Aldape	Interim Chief Financial Officer (resigned May 2008)

Overview of the compensation committee

The Compensation Committee of our board of directors is comprised entirely of independent directors in accordance with Section 121 of the rules governing listed companies on the NYSE Alternext US. Our Compensation Committee is composed of three members: E.J. DiPaolo, Robert S. Herlin and W. Richard Anderson.

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

Design of our compensation program

Our compensation program for executive management, including the named executive officers, is designed to:

•	provide compensation that is reasonably competitive with our compensation peer group;

•	balance short-term and long-term goals through the use of annual cash incentives and grants of long-term equity incentives; and

•	deliver a mix of fixed and at-risk compensation that directly relates to increasing stockholder value and our overall performance.

Each element of compensation is reviewed annually and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. In designing the compensation program and in determining senior management compensation, including the compensation of the named executive officers, we also consider the following:

•	the competitive challenges affecting our ability to attract and retain strong management;

•	our operating and financial performance compared with targeted goals;

•	each individual’s contributions to our overall results; and

•	our size and performance relative to companies in our compensation peer group; and our available resources.

In establishing compensation, we utilize compensation data (“Survey Data”) regarding the practices of other companies, including our compensation peer group.  During 2006 and 2008, we engaged Longnecker & Associates to provide us with Survey Data regarding director compensation, which we utilized to establish director compensation.  We utilized Survey Data prepared by Longnecker & Associates in connection with establishing compensation for our Chief Executive Officer in 2007, and we utilized survey data prepared by Longnecker & Associates in connection with establishing or evaluating compensation for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer in 2008.  Longnecker & Associates provides no other services to us and is otherwise independent.  We utilize Survey Data to ensure that our compensation programs are competitive with our compensation peer group. The Survey Data is a compilation of compensation and other data based upon the compensation consultants’ review of our compensation peer group and other companies that participate in industry surveys.

The Compensation Committee receives data on total compensation for named executive officers, which incorporates all three components of base pay, short term incentive pay and long term stock-based compensation.   The Committee also compares total compensation of named executive officers and their relationship to other members of management, taking into consideration responsibilities, expertise, qualifications, past performance and expectations.  Named executive officer compensation is not based upon a multiple or range of specified employee compensation.  Total compensation to named executive officers is allocated across components of base pay, short term incentive pay, and long term stock-based compensation.  The intent of the Committee is to weight compensation for executive management more towards annual incentive pay and long-term compensation in comparison to other employees in order to better align executive pay with corporate goals and shareholder interests.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies drawn from oil field service companies of a similar size. We periodically review, evaluate and update our compensation peer group. For the compensation structure developed for 2008, our compensation peer group consisted of the following companies, based upon the universe of oil field service companies with comparable market capitalization and revenues:

•	Allis-Chalmers Energy, Inc.
•	Basic Energy Services, Inc.
•	Ecology and Environment, Inc.
•	Gulfmark Offshore, Inc.
•	Infinity, Inc.
•	Mark West Energy Partners, L.P.
•	OMNI Energy Services Corp.
•	Pioneer Drilling Company
•	RPC, Inc.
•	Superior Well Services, Inc.
•	SYNERGX Systems, Inc.
•	T-3 Energy Services, Inc.

We target total compensation for our management that falls at the 50th percentile of our compensation peer group, allowing for the fact that we are one of the smaller companies in our peer group. We believe compensation at this level is required for us to attract and retain talented management in a competitive environment.

2008 compensation program

Elements of compensation

The principal elements of our executive compensation program are base salary, annual performance-based cash incentives, long-term equity incentives in the form of stock options and restricted stock grants and post-termination severance (under certain circumstances), as well as other benefits and perquisites, including life and health insurance benefits, and a qualified 401(k) savings plan.

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

Base salaries for our named executive officers in 2008 were as follows:

Name	2008 Base Salary
Jerry Winchester	$370,000
Cary Baetz	$275,000
Dewitt Edwards	$270,000
Allen Duke	$223,500
John Hebert	$191,360
Gabriel Aldape (resigned May 2008)	$193,250

We have entered into employment agreements with Messrs. Winchester and Edwards.  Mr. Edwards entered into their employment agreement in April 2006. Mr. Winchester’s employment agreement was originally entered into on October 1, 2003 and was renewed for an additional two year period on October 1, 2006 and again on October 1, 2008. Mr. Baetz has entered into a severance agreement with us in August 2008 that provides him with certain post-termination compensation and benefits. Messrs. Duke and Hebert are employed “at will”. Mr. Aldape’s compensation during 2008 and his post-termination compensation and benefits were paid out following his resignations in May 2008, pursuant to an employment agreement we entered into with him during March 2006.  For more information regarding the terms of these agreements, see “Employment contracts, termination of employment and change-in-control arrangements” below.

During 2006, Mr. Winchester’s employment agreement provided for a base salary of $250,000 per year and an automobile allowance of $18,000 per year. These amounts remained unchanged from October 1, 2003 until March 1, 2007, when the Compensation Committee approved an increase in Mr. Winchester’s 2007 base salary to $335,000 per year and Mr. Winchester agreed to forego his automobile allowance all effective as of January 1, 2007.  Mr. Winchester’s base salary was increased to $370,000 per year, effective June 1, 2008.  Our compensation committee approved this adjustment to Mr. Winchester’s base salary so as to maintain this component of his compensation at the median of our compensation peer group based upon the Survey Data and the analysis of our compensation consultant.

Mr. Edwards was hired by us in April 2006 and had previously been engaged by us as a consultant to assist us with our then proposed acquisition of HWC and related financing transactions.  Mr. Edwards’ base salary was established through mutual negotiations while taking into consideration the rates that we had been paying for his services as a consultant. Mr. Aldape was hired by us in March 2006 in connection with our acquisition of HWC. The base salary for Mr. Aldape was also established through mutual negotiations while taking into consideration the salary paid to him by HWC at the time of our acquisition, the increased demands on his time associated with the integration of HWC with us and the increased responsibilities he would undertake as an executive officer of a publicly-held company. Mr. Baetz commenced employment with us in August 2008. The base salary for Mr. Baetz was established through mutual negotiations. Mr. Duke commenced employment with us in May 1998. Mr. Hebert commenced employment with us in October 2007.

Annual cash incentives

Annual cash incentive compensation is intended to focus and reward executives and other key employees for meeting performance objectives tied to increasing stockholder value. To further this objective, we implemented an annual performance-incentive plan, or APIP, in 2006 and annually thereafter.  The annual performance-incentive plan provides for cash incentive payments tied to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established for each plan year, which are adjusted as necessary to account for the effects of acquisitions or dispositions of businesses and unusual events. Every employee that meets a minimum three month length of service participates in the APIP, although on a prorated basis if service is less than one year.

We believe that EBITDA is a key indicator of our financial and operational success and is the principal measure of performance utilized by investors in valuing our company and our competitors and in assessing the effectiveness of our management. We establish specific EBITDA threshold, goal and stretch targets under the APIP at the beginning of each fiscal year, as well as the award level, as a percentage of base salary, that may be earned by certain groups of employees, including the named executives.  Awards are earned if performance exceeds the threshold, goal or stretch targets. Performance must satisfy the threshold level before any incentive compensation is earned. EBITDA at or in excess of the threshold amount, but less than the APIP goal amount, entitles the executive to a pro rata percentage of the goal award. EBITDA at or in excess of the goal or stretch amount entitles the executive to compensation at the goal award percentage or the stretch award percentage, as applicable. Amounts earned, if any, are generally paid during February or March of the following year, when our results for the prior year become available upon completion of our annual audit.

EBITDA targets are set at levels that reflect our internal, confidential business plan at the time the awards were established. The threshold target is 80% of our EBITDA goal as reflected in our business plan.  The stretch target is 120% of our EBITDA goal.  The EBITDA goal and stretch target are intended to be challenging but achievable.  The award levels (as a percentage of base salary) for Messrs. Winchester, Edwards, Baetz, Duke, Hebert and Aldape were 60-120%, 50-100%, 50-100%, 30-60%, 30-60%,  and 50-100%, respectively for 2008.  We believe that establishing specific attainable goals for management that are consistent with our business plan and that offer the executive the opportunity for meaningful additional cash compensation is the best method to incentivize management to achieve and exceed our business objectives.  EBITDA threshold, goal and stretch target include the expense for the amount of APIP awarded at such levels.  We do not disclose EBITDA targets for a variety of business and other reasons wherein such disclosure could be harmful to our business and competitive position.

In addition to the APIP, the Compensation Committee may award cash bonuses either during or after the fiscal year to reward individual performance or the achievement of other company goals.  In 2007, the Compensation Committee, awarded discretionary cash bonuses to the three most senior named executives totaling $100,000 for initiating and implementing growth initiatives, such as start up of a rental equipment service line, geographic expansion of the Company’s markets and completion of a public offering of the Company’s equity securities.  In 2008, there were no discretionary cash bonuses awarded to the named executives.

The annual cash incentives awarded to the named executive officers for fiscal years 2006, 2007 and 2008 are included in the Summary Compensation Table below. The table reflects awards for 2006 performance that were paid under the APIP during March 2007, discretionary bonuses for 2007 performance that were paid during February 2008, and awards for 2008 performance that will be paid under the APIP during March 2009.

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

Our compensation committee utilizes stock options, stock appreciation rights and restricted stock to provide long-term incentives, each of which is discussed in more detail below. For 2006, our Compensation Committee utilized stock options to provide long-term incentives to executives.
During 2007, similar to many companies including several in our compensation peer group, utilized only restricted stock, not options, as long-term incentives during 2007.  This was partly in response to the compensation practices of peers as reflected in the Survey Data and partly the result of judgments about the most effective method of utilizing the limited number of shares available for grants under our equity incentive plans, as discussed below.  In 2008, the named executive officers received either, or both, restricted stock and stock settled stock appreciation rights.

Our Compensation Committee approves the individual grants for each executive and the Long Term Incentive Plan for all employees. Grants are generally made at the time of employment and during March of each year in accordance with procedures established by our Compensation Committee, which provide that awards are valued based upon the market price on the date of grant. The amounts granted vary each year and are based on management’s performance, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by our Compensation Committee in establishing the current year’s awards and grants but generally do not limit the size of the award that may be received, as we do not wish to create any disincentive for an executive to hold shares of our common stock.

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

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Plans, as of December 31, 2008, approximately 0.6 million shares were available for new grants under the Plans, and there were approximately 6.4 million shares subject to outstanding awards under these and predecessor plans.

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

The long-term incentive information related to the named executive officers during fiscal years 2006, 2007 and 2008 is included in the Summary Compensation Table.  Additional information relating to long-term incentive awards is shown in the Grants of Plan Based Awards Table and the Outstanding Equity Awards at Fiscal Year-End Table.

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

Option grants to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in March, after our year-end results become publicly available. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our Compensation Committee approves the award at a meeting of the Compensation Committee. Generally, market value means the closing price for a share of common stock on the day of grant or, if such date is not a trading day, the last trading day preceding the day of the grant, as reported by the NYSE Alternext US. With respect to employees who are not executive officers, the Compensation Committee may delegate its authority to make such grants to our chief executive officer by specifying the total number of shares that may be subject to grants and the circumstances under which grants may be made. All proposed stock options to new-hire employees are required to be approved by our Compensation Committee or Chief Executive Officer pursuant to delegated authority. The grant date in this instance is the later date between the hire date and date of award.

The Plans provide that stock options may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”).  We refer to NSOs and ISOs collectively as “stock options.” The term of a stock option may not exceed 10 years. Consultants are not entitled to receive ISOs. The exercise price of any NSO granted under the Plans is not permitted to be less than 50% of the fair market value of a share of common stock on the date on which such NSO is granted or the price required by law, if higher. The exercise price of any ISO may not be less than 100% of the fair market value of a share of common stock on the date on which such ISO is granted. Although the Plans permit otherwise, as a matter of practice we grant NSOs only at the fair market value of a share of common stock.

Stock options generally vest and become exercisable in annual increments after the original grant date. Our recent grants have included four-year vesting periods.  Different vesting periods may be utilized depending on the magnitude of the grant, the terms of the executives’ employment agreement, if any, the Survey Data and our compensation objectives.  Under certain circumstances stock options may vest on an accelerated basis, such as in the event that we engage in a transaction that effects a change in the control of our company.  In this event, all stock options held by the executive may automatically vest and become exercisable in accordance with the terms outlined in the stock option award agreement.

The exercise prices of the stock options granted to the named executive officers during fiscal year 2008 are shown in the Grants of Plan-Based Awards Table below.  Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Stock Appreciation Rights

A Stock Appreciation Right grants the recipient the right to be paid an amount equal to the difference between the values of the company’s underlying stock price on the date of the grant and on the date of exercise. In the case of Stock-Settled Stock Appreciation Rights, this amount is paid in the form of shares in the company stock.  In the event the exercise is settled with stock, the recipient may elect to a net exercise in which the number of common shares issued to the recipient is reduced equivalent to the amount of tax withholding required and paid by the company.  Stock Appreciation Rights may be exercised by the recipient at any time on or after the vesting through the term of the Stock Appreciation Right.

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

Restricted stock awards generally vest one-fourth annually after the original award date. As a consequence, the recipients do not become unconditionally entitled to retain any of the shares of restricted stock until one year following the date of grant, subject to certain exceptions related to acceleration of vesting in the event we engage in a change-in-control transaction. Under this circumstance all restricted stock awards held by the executive may automatically vest in accordance with the terms of the restricted stock award agreement. Any unvested restricted stock awards generally are forfeited if the executive terminates employment with us.  Vesting of restricted stock generally results in taxable income to the recipient in the tax year that the vesting occurs.

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

Retirement benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers our executive officers. Retirement benefits to our executive officers are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which all eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 15% or the statutorily prescribed limit of $15,500 in calendar year 2008 ($16,500 in 2009), plus up to an additional $5,000 in the form of “catch-up” contributions for participants near retirement age, and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the initial 4% contributed and 50% of the next 2% contributed by an employee to the Savings Plan, subject to a 15% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

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

Comparative Pay

For the years 2006, 2007 and 2008, we have compared total compensation of our Chief Executive Officer to the second most highly compensated employee and to the lowest fulltime salaried employee. For the year 2008, according to the Longnecker & Associates report, the first ratio for us at 1.83 compares favorably to our peer group 50th percentile ratio of 1.72 and range of 0.9 to 11.2.

	2008	2007	2006
CEO Compensation	1,369,564	689,421	550,135
2nd Highest Compensation	748,010	392,682	616,241
Ratio of CEO to 2nd Highest	1.83	1.76	0.89
Lowest Compensation to fulltime salaried employees	45,524	39,378	24,716
Ratio of CEO to Lowest Compensation	30.08	17.51	22.26

Perquisites

During 2006, 2007 and part of 2008, our interim chief financial officer received an automobile allowance for the use of his personal vehicle while on company business. Our use of perquisites as an element of compensation is limited and is largely based on historical practices and, in the case of our interim chief financial officer, because we required that he commute on a regular basis from his home in Louisiana to our corporate headquarters in Houston, Texas.  Our Chief Executive Officer received an automobile allowance for use of his personal vehicle while on company business during 2006 and two months of 2007 when he agreed to terminate his automobile allowance.  We do not view perquisites as a significant element of our compensation structure but do believe that they can be used in conjunction with executive compensation packages to motivate and retain qualified individuals in a competitive environment. The compensation committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted.

Employment contracts, termination of employment and change-in-control arrangements

On October 1, 2003, we entered into an employment agreement with Jerry Winchester, which was renewed October 1, 2006 and again on October 1, 2008. Effective March 1, 2006, we entered into an employment agreement with Gabriel Aldape, and on April 1, 2006, we entered into an employment agreement with Dewitt Edwards. The employment agreement with Mr. Aldape was negotiated in conjunction with our acquisition of HWC on March 3, 2006. Effective August 1, 2008, we entered into a severance agreement with Cary Baetz. Under certain circumstances, and particularly during periods when we are engaged in transactions that may significantly alter the nature and composition of our business, board of directors and stock ownership, we believe that employment agreements and change of control arrangements may be useful in allowing an executive to continue to focus his attention on our business objectives without undue regard for the consequences the attainment of those objectives may have on his individual compensation or role with our company.

Term of Employment Agreements

The initial term of Mr. Winchester’s employment agreement was three years, with automatic extensions of two years unless either party provides written notice six months prior to expiration of the initial term or any extension.  Mr. Winchester’s employment was automatically extended for an additional two years on October 1, 2006 and again on October 1, 2008. Mr. Edwards’s employment agreement provides for an initial term of two years, with automatic extensions of two years unless either party provides written notice three months prior to expiration of the initial term or any extension.

Compensation and Benefits

The salary payable to each of the named executives is the amount set forth under the heading “2008 Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by our Compensation Committee. Each executive is eligible to receive grants of stock options, restricted stock or other equity awards as determined in the discretion of our Compensation Committee from time to time. Each executive is entitled to participate in the APIP, to the extent that our Compensation Committee approves an APIP, subject to the targets established by our Compensation Committee and the award percentage established for each executive. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our medical, life, and disability insurance programs, and all other employee benefit plans which we may, from time to time, make available. Mr. Winchester’s agreement requires that we pay premiums on life insurance coverage with a benefit of not less than $1,500,000.

In conjunction with the initial execution of his employment agreement on October 1, 2003, Mr. Winchester received an option to purchase 500,000 shares of our common stock at an exercise price of $1.20 per share which vested immediately upon award on October 1, 2003.  At that time Mr. Winchester also received a grant of 300,000 shares of restricted common stock, 60,000 shares of which were issued to him upon his execution of the agreement and the remainder of which were issued to him in four equal annual installments on each succeeding anniversary of the agreement. These grants were made under the 2000 and 2004 Plans. Mr. Winchester was not awarded any equity compensation during 2006. On March 1, 2007, our Compensation Committee approved an award to Mr. Winchester of 145,632 shares of restricted common stock under the 2004 Plan, the amount of shares approximately equal to $300,000 of value as of the date of the award. The restricted stock will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Winchester has been continuously employed by us through each such anniversary date. On June 1, 2008, Mr. Winchester received 150,000 shares of restricted common stock under the 2004 Plan, the amount of shares approximately equal to $324,000 of value as of the date of the award. On August 1, 2008, Mr. Winchester received an award of stock settled stock appreciate rights (SSSARs) with 150,000 underlying shares under the 2004 Plan, the amount of shares approximately equal to $387,000 of value as of the date of the award.

In conjunction with Mr. Edwards’s execution of his employment agreement on April 1, 2006, Mr. Edwards received an option to purchase 120,000 shares of our common stock at an exercise price of $1.71 per share, vesting in three equal annual installments. Mr. Edwards also holds an option to purchase 300,000 shares of common stock at $1.13 per share, which he received in October 2005 as a consequence of the services he performed on our behalf as a consultant. This option vests as to 50% on the first anniversary of the grant date and as to 25% on each of the two succeeding anniversaries of the grant date.  These grants were made under the 2004 Plan. On May 3, 2007, Mr. Edwards received 22,222 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant. On June 1, 2008, Mr. Edwards received 50,000 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant. On August 1, 2008, Mr. Edwards received an award of SSSARs with 100,000 underlying shares under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant.

In conjunction with Mr. Baetz’s acceptance of employment, on August 1, 2008, Mr. Baetz received a grant of 150,000 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Baetz has been continuously employed by us through each such anniversary date.

On May 3, 2007, Mr. Duke received a grant of 6,667 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Duke has been continuously employed by us through each such anniversary date. On May 16, 2008, Mr. Duke received a grant of 12,000 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Duke has been continuously employed by us through each such anniversary date.

In conjunction with Mr. Hebert’s acceptance of employment, on October 16, 2007, Mr. Hebert received a grant of 20,000 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Hebert has been continuously employed by us through each such anniversary date. On May 16, 2008, Mr. Hebert received a grant of 12,000 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant, provided that Mr. Hebert has been continuously employed by us through each such anniversary date.

In conjunction with Mr. Aldape’s execution of his employment agreement, on March 2, 2006, Mr. Aldape received an option to purchase 150,000 shares of our common stock at an exercise price of $1.43 per share, vesting in three equal annual installments. This grant was made under the 2004 Plan. On May 3, 2007, Mr. Aldape received 22,222 shares of restricted common stock under the 2004 Plan which will vest in four equal installments on each one-year anniversary of the date of grant.  The unvested 16,666 shares of restricted common stock were forfeited upon Mr. Aldape’s resignation.

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

Additionally, Mr. Winchester may terminate employment within twelve months following a change in control of our company, which is defined to include a merger, consolidation or reorganization in which we are not the surviving entity (other than a transaction involving our wholly-owned subsidiaries); any sale, lease, exchange or other transfer of all or substantially all of our assets; our dissolution or liquidation; or the acquisition of 30% or more of our voting securities by any person or group (as contemplated in Section 13(d)(3) of the Securities Exchange Act of 1934) or a contested election in which persons who were directors prior to such election cease to constitute a majority of our board of directors.

If the employment of any of the executives is terminated by us for cause, such executive is not entitled to any further pay or benefits from us.

If the employment of Mr. Winchester or Mr. Edwards is terminated by us without cause or if we fail to renew such employment agreement at the expiration of the initial term or any renewal term, or if such executive terminates his employment with good reason or following a change of control, such executive will be entitled to a lump sum payment equal to the current term of his agreement (i.e., two years for Mr. Winchester and one year for Mr. Edwards) multiplied by his then current base salary; a payment equal to any bonus which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period per his agreement (i.e. twelve months for Mr. Winchester and Mr. Edwards) or (if earlier) the date on which he secures coverage under another plan providing comparable coverage.

If  the employment of Mr. Baetz is terminated by us without cause, Mr. Baetz will be entitled to a lump sum payment equal to 6 months salary; a pro rata percentage of any bonus which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period extending until the earliest of (i) first anniversary of termination date, (ii) date on which Mr. Baetz secures full-time employment that affords equivalent coverage, or (iii) date on which Mr. Baetz ceases to be eligible for continuation of coverage under COBRA. If the same employment is terminated by Mr. Baetz with good reason or following a change in control, Mr. Baetz will be entitled to a lump-sum payment equal to one-year’s salary; a pro rata percentage of any bonus to which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period extending until the earliest of (i) first anniversary of termination date, (ii) date on which Mr. Baetz secures full-time employment that affords equivalent coverage, or (iii) date on which Mr. Baetz ceases to be eligible for continuation of coverage under COBRA.

On November 3, 2008, we amended our severance policy to increase the lump sum payments to 2.5 years of base pay plus earned APIP for Mr. Winchester, 2 years of base pay plus earned APIP for Mr. Edwards and Mr. Baetz, and one year of base pay plus earned APIP for other named executives

Had each of these executives terminated employment as set forth above as of December 31, 2008, Mr. Winchester, Mr. Edwards and Mr. Baetz would have received minimum payments totaling $925,000, $540,000 and $550,000, respectively.  In the event that we were to have terminated these executives without cause on such date, each would have also been entitled to receive the full amount of his payment under the APIP plan for 2008.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

THE COMPENSATION COMMITTEE

W. Richard Anderson
E. J. DiPaolo
Robert S. Herlin, Chairman

Compensation Committee Interlocks and Insider Participation

Robert S. Herlin, W. Richard Anderson, and  E. J. DiPaolo served on our Compensation Committee for all of 2008.  There were no Compensation Committee interlocks or insider (employee) participation during 2008.

Summary Compensation Table

The Summary Compensation Table below sets forth certain summary information concerning the compensation earned by our named executive officers during the year ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary		Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation Earnings (3)	All Other Compensation (4)	Total

Jerry Winchester President and Chief Executive Officer	2008 2007 2006	$370,000 335,000 250,000		$0 49,731 0	$324,000 300,000 0	$207,000 0 0	$444,000 0 275,000	$24,564 4,690 25,135	$1,369,564 689,42 550,135

Dewitt Edwards Chief Operating Officer	2008 2007 2006	270,000 233,100 216,250		0 28,837 0	108,000 45,777 0	74,700 76,476 171,323	270,000 0 222,000	25,310 8,492 6,668	748,010 392,682 616,241

Cary Baetz Chief Financial Officer	2008	114,583	(5)	0	387,450	0	114,521	11,071	627,625

Allen Duke Sr. VP, Global Business Development and Delivery	2008	198,174	(8)	0	25,200	0	134,100	13,945	371,419

John Hebert Sr. VP, Resource Management	2008	171,573		0	25,200	0	114,816	10,734	322,323

Gabriel Aldape Interim Chief Financial Officer (6)	2008 2007 2006	249,615 173,250 137,769	(7)	0 21,433 0	0 45,777 0	0 30,317 126,127	72,469 0 165,000	33,692 29,083 16,977	355,776 299,860 445,873

(1)	For a discussion of the bonus compensation awarded to the named executive officers see “Compensation Discussion and Analysis – Annual Cash Incentives”.
(2)
Please see the discussion of the assumptions made in the valuation of these awards in the financial statements and footnotes to the financial statements.  We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Under the SFAS No. 123(R), we recorded compensation expense in our Audited Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006 with respect to the awards included in this table. See “Note B Summary of Significant Accounting Policies" in the financial statements for further discussion of the accounting treatment for these options. Option awards include SSARS.

(3)	These amounts represent the annual incentive performance plan (APIP).
(4)	Includes car allowances, life insurance premiums, moving expense and matching contributions to 401(k) plans.
(5)	Mr. Baetz joined the company on August 1, 2008, and the salary amount represents pro rata service.
(6)	Mr. Aldape resigned in May 2008.
(7)	Mr. Aldape joined the company on March 3, 2006, and the 2006 salary amounts represent pro rata service.
(8)	This amount includes $7,812 in site pay bonus in 2008.

Grants of Plan Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2008.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (1) ($)
Name	Grant Date	Threshold (#)	Target (#)	Maxi-mum (#)
Jerry Winchester (3)	5/21/08 8/1/08		150,000			150,000	2.58	324,000 207,000
Dewitt Edwards (4)	5/21/08 8/1/08		50,000			100,000	2.58	108,000 74,700
Cary Baetz (5)	8/1/08		150,000					387,450
Allen Duke (6)	5/16/08		12,000					25,200
John Hebert (7)	5/16/08		12,000					25,200

(1)
We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Accordingly, the grant date fair value for awards made in 2008 are calculated in accordance with SFAS 123(R).

(2)	All Other Option Awards includes SSARs.

(3)
Effective May 21, 2008, Mr. Winchester received an award of 150,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012. Effective August 1, 2008, Mr. Winchester received an award of SSARs with 150,000 underlying shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(4)
Effective May 21, 2008, Mr. Edwards received an award of 50,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012. Effective August 1, 2008, Mr. Edwards received an award of SSARs with 100,000 underlying shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(5)
Effective August 1, 2008, Mr. Baetz received an award of 150,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(6)
Effective May 16, 2008, Mr. Duke received an award of 12,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(7)
Effective May 16, 2008, Mr. Hebert received an award of 12,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jerry Winchester	500,000 37,500	150,000	(2)		1.20 3.00 2.58	10/01/13 02/15/10 7/31/14	72,816 150,000	(3) (4)	85,195 175,500
Dewitt Edwards	300,000 80,000	40,000 100,000	(5) (2)		1.13 1.71 2.58	10/12/11 5/22/12 7/31/14	16,667 50,000	(6) (7)	19,500 58,500
Cary Baetz							150,000	(8)	175,500
Allen Duke	4,000 175,000 100,000				3.00 0.67 1.04	2/14/10 11/1/10 7/7/11	5,000 12,000	(9) (10)	5,850 14,040
John Hebert							15,000 12,000	(11) (12)	17,550 14,040

(1)	Market value calculation is the number of shares times the closing market value on the last trading day of 2008, which was $1.17.

(2)	Shares underlying SSARs.

(3)
Effective March 1, 2007, Mr. Winchester received a restricted stock award of 145,632 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(4)
Effective June 1, 2008, Mr. Winchester received a restricted stock award of 150,000 hares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(5)	Will vest as to 40,000 shares on May 22, 2009.

(6)
Effective May 3, 2007, Mr. Edwards received an award of 22,222 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(7)
Effective June 1, 2008, Mr. Edwards received an award of 50,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(8)
Effective August 1, 2008, Mr. Baetz received an award of 150,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(9)
Effective May 3, 2007, Mr. Duke received an award of 6,667 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(10)
Effective May 16, 2008, Mr. Duke received an award of 12,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(11)
Effective October 16, 2007, Mr. Hebert received an award of 20,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(12)
Effective May 16, 2008, Mr. Hebert received an award of 12,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

Option exercises and stock vested

The following table summarizes options exercised and stock vested in 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)($)
Jerry Winchester			36,408	53,520
Dewitt Edwards			5,556	11,779
Cary Baetz			—	—
Allen Duke			1,667	3,534
John Hebert			5,000	8,150
Gabriel Aldape	150,000	328,500	5,556	11,779

(1)   Value realized calculation is the number of shares times the closing market value on the date of exercise.
(2)   Value realized calculation is the number of shares times the closing market value on the date of vesting.

DIRECTOR COMPENSATION

2008 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2008 by our non-employee directors who served in 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Douglas Swanson	$69,000	$40,000	—	—	—	$109,000
Robert Croyle	$49,000	$40,000	—	—	—	$89,000
K. Kirk Krist	$44,000	$40,000	—	—	—	$84,000
Richard Anderson	$64,000	$40,000	—	—	—	$104,000
Robert Herlin	$59,000	$40,000	—	—	—	$99,000
E.J. DiPaolo	$54,000	$40,000	—	—	—	$94,000

COMPENSATION OF DIRECTORS

On May 31, 2006, the Board of Directors approved a compensation plan for outside directors that compensates each non-employee director with an annual retainer of $20,000, plus $40,000 of our common stock awarded annually under the Non-Employee Director stock incentive plan, $5,000 for each board meeting attended and $1,000 for each special board meeting and committee meeting attended.  In addition, the Chairman of the Board receives an additional $25,000 annual fee, the Chairman of the Audit Committee will receive an additional $10,000 annual fee, and the Chairman of the Compensation Committee and the Chairman of the Nominating & Corporate Governance Committee each receive an additional $5,000 annual fee.  Mr. Swanson elected not to receive compensation for his board service prior to May 1, 2007.  He elected to begin receiving compensation for his board service commencing May 1, 2007 after his retirement from Oil States. On May 21, 2008, after reviewing a study of the Company’s independent director compensation compared to our peer group prepared by Longnecker & Associates, which indicated that the annual retainer, annual stock grant and Board Chairman retainer were substantially below the 50% level of our peer group, the Compensation Committee elected to increase the annual stock award for outside directors from $30,000 to $40,000 of our common stock, effective as of the 2008 award.  Although an increase in the Chairman’s annual retainer was found to be justified and appropriate based upon the Longnecker report, Mr. Swanson elected to forego any increase.

Non-Employee Director Stock Incentive Plan. In 2006, our board of directors adopted and our shareholders approved the amended Non-Employee Director Stock Incentive Plan (the "Directors' Plan").  The purpose of the Directors' Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives.  Shares of restricted stock are granted on an annual basis and vest in full on the first anniversary of issuance.  As indicated above, our current compensation plans for non-employee directors utilizes annual restricted stock awards.  Through December 31, 2008, there were 111,114 shares of restricted stock outstanding under the Directors Plan.

The Directors’ Plan also permits us to issue stock options.  Options issued under the Director’s Plan may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the board of directors prior to such date. After one year from the date of the grant, options outstanding under the Directors' Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors' Plan are not transferable except by will or by operation of law. Through December 31, 2008, there were 211,250 shares underlying options outstanding under the plan and 628,358 shares remaining available for issuance under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	4,898,000	$1.10	608,619

Equity compensation plans not approved by security holders

Total	4,898,000	$1.10	608,619

(1)	Represents shares under the Boots & Coots 2004 Long Term Incentive Plan, as amended, 2006 Non-Employee Director Stock Incentive Plan, 2000 Long Term Incentive Plan and Outside Directors Option Plan.

The following table sets forth, as of March 12, 2008 information regarding the ownership of our common stock owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of common stock; (ii) each or our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors of the Company as a group

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors:
Douglas E. Swanson	39,645	(2)	*
Jerry L. Winchester	1,127,443	(3)	1.4%
W. Richard Anderson	195,431	(4)	*
E. J. DiPaolo	152,628	(5)	*
Robert S. Herlin	152,628	(5)	*
K. Kirk Krist	56,019	(6)	*
Robert G. Croyle	41,735	(2)	*
Cary Baetz	200,000	(7)	*
Dewitt H. Edwards	452,222	(8)	*
Allen C. Duke	297,667	(9)	*
John K. Hebert	32,000	(10)	*
All executive officers and directors as a group (eleven people)	2,747,418	(11)	3.5%
________________
*     less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 7908 N. Sam Houston Parkway W., 5th Floor, Houston, Texas 77064. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)	Includes 18,519 shares of restricted stock.
(3)	Includes options to purchase 537,500 shares of common stock exercisable within 60 days and 222,816 shares of restricted stock.
(4)	Includes options to purchase 41,250 shares of common stock exercisable within 60 days and 18,519 shares of restricted stock.
(5)	Includes options to purchase 103,750 shares of common stock exercisable within 60 days and 18,519 shares of restricted stock.
(6)	Consists of options to purchase 37,500 shares of common stock exercisable within 60 days and 18,519 shares of restricted stock.
(7)	Includes 150,000 shares of restricted stock.
(8)	Includes options to purchase 380,000 shares of common stock exercisable within 60 days and 66,666 shares of restricted stock.
(9)	Includes options to purchase 279,000 shares of common stock exercisable within 60 days and 17,000 shares of restricted stock
(10)	Includes 27,000 shares of restricted stock
(11)	Includes options to purchase 1,482,750 shares of common stock exercisable within 60 days and 594,596 shares of restricted common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

In connection with our acquisition of the hydraulic well control business of Oil States International, Inc. in March 2006, we issued a $21.2 million unsecured subordinated promissory note to Oil States Energy Services, Inc., a subsidiary of Oil States International, Inc.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  During 2008, we paid interest due on the note in the amount of approximately $2,117,000.  The note was repaid in full on February 10, 2009.

The information set forth under the heading “Director Independence and Financial Experts” under Item 10 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

During 2008 and 2007, we incurred the following fees for services performed by UHY LLP (“UHY”):

Fee Type	2008	2007
Audit Fees	$884,000	$907,000
Tax Fees	—	—
Other Fees	—	—
Total Fees	$884,000	$907,000

AUDIT FEES

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2008 and 2007.

Tax Fees - We use an independent consultant other than UHY to perform all tax related consulting work.

All Other Fees – No other fees were paid to UHY during the year ending December 31, 2008.

Pre-Approval Policies and Procedures - The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants.  All of the services described above provided by UHY to us were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees - The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through December 31, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The Selection of Auditors - The Board of Directors appointed UHY as principal independent accountants to audit the financial statements of us for the years ending December 31, 2008, 2007, and 2006. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in us. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with us in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Consolidated financial statements for the three years in the period ended December 31, 2008, included after signature page.

2.	Financial statement schedules included in consolidated financial statements.

3.	Exhibit Index

(b)	Exhibits

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)

4.11	—
Registration Rights Agreement dated March 3, 2006 between Boots & Coots International Well Control, Inc. and HWC Energy Services, Inc. (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)

10.01**	—	1997 Incentive Stock Plan (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.)
10.02**	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.03	—	Halliburton Center Sublease (Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.)
10.04**	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.05	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.)
10.06**	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.07**	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.08	—
Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein    by  reference to exhibit 10.10 of Form 8-K filed March 9, 2006.)

10.09	―
Transaction Agreement by and among Boots & Coots International Well Control, Inc., HWC Acquisition, LLC, HWC Merger Corporation, Hydraulic Well Control, LLC and HWC Energy Services, Inc. dated as of November 21, 2005 (Incorporated herein by reference to exhibit 2.1 to the Current Report on Form  8-K filed March 9, 2006.)

10.10	―	Subordinated Note Agreement with HWC Energy Services dated March 3, 2006 (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)
10.11**	―	Executive Employment Agreement of Gabriel Aldape (Incorporated herein by reference to exhibit 10.1 on Form 10-Q filed August 14, 2006.)
10.12**	―	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.13**	―	2004 Long Term Incentive Plan 2,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)
10.14**	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).
10.15**		Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)
10.16	—
Amendment 1 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.17 on Form 10-K filed March 23, 2007.)

10.17	—
Amendment 2 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.18 on Form 10-K filed March 23, 2007.)

10.18	—
Amendment 3 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.19 on Form 10-K filed March 23, 2007.)

10.19	—
Amendment 4 to the Credit and Security Agreement dated October 31,2007 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to exhibit 10.20 on Form 10-K filed March 12, 2008.)

10.20	―	Severance Agreement dated August 1, 2008 by and between Boots & Coots Services, LLC. And Cary Baetz. (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 5, 2008.)
10.21**	—	2004 Long Term Incentive Plan (amended and restated as of August 1, 2008) (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 6, 2008)
10.22**	—	Form of Stock Appreciation Rights Agreement under 2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 10.2 of Form 8-K filed August 6, 2008)
10.23	―
Credit and Security Agreement dated February 10, 2009 by and between Boots & Coots  International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.01 of Form 8-K filed February 17, 2009.)

*10.24	―	Subordinated Note Agreement between Boots & Coots International Well Control, Inc. and John Wright Company dated February 10, 2009.
*21.01	—	List of subsidiaries of the company.
*23.1	―	Consent of UHY LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Cary Baetz
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Cary Baetz

*Filed herewith
**Indicates management compensation plan filed pursuant to Item 608(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

Date:    March 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ DOUGLAS E. SWANSON	Chairman of the Board of Directors	March 12, 2009
Douglas E. Swanson

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 12, 2009
Jerry Winchester

By: /s/ CARY BAETZ	Chief Financial Officer	March 12, 2009
Cary Baetz

By: /s/ ROBERT HERLIN	Director	March 12, 2009
Robert Stevens Herlin

By: /s/ E.J. DIPAOLO	Director	March 12, 2009
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 12, 2009
W. Richard Anderson

By: /s/ K. KIRK KRIST	Director	March 12, 2009
K. Kirk Krist

By: /s/ ROBERT G. CROYLE	Director	March 12, 2009
Robert G. Croyle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
       of Boots & Coots International Well Control, Inc.:

We have audited Boots & Coots International Well Control, Inc. (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Boots & Coots International Well Control, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boots & Coots International Well Control, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report, dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
     Stockholders of Boots & Coots International Well Control, Inc.:

We have audited the accompanying consolidated balance sheets of Boots & Coots International Well Control, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots International Well Control, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boots & Coots International Well Control, Inc. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
March 12, 2009

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$6,220	$6,501
Receivables, net	70,940	45,044
Inventory	2,746	1,385
Prepaid expenses and other current assets	10,801	8,796
Total current assets	90,707	61,726

PROPERTY AND EQUIPMENT, net	80,469	60,753
GOODWILL	9,150	8,886
INTANGIBLE ASSETS, net	3,960	4,472
OTHER ASSETS	687	578
Total assets	$184,973	$136,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,523	$1,940
Accounts payable	19,988	12,020
Income tax payable	5,649	3,161
Accrued liabilities	19,378	9,922
Total current liabilities	50,538	27,043

LONG-TERM DEBT, net of current maturities	5,009	4,985
RELATED PARTY LONG-TERM DEBT	21,166	21,166
DEFERRED TAXES	5,799	5,658
OTHER LIABILITIES	700	520

Total liabilities	83,212	59,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2008 and 2007)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 76,648,000 and 74,950,000 shares issued and outstanding at December 31, 2008 and 2007, respectively)	1	1
Additional paid-in capital	128,108	125,209
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(25,114)	(46,933)
Total stockholders' equity	101,761	77,043
Total liabilities and stockholders' equity	$184,973	$136,415

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share and share amounts)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

REVENUES	$209,237	$105,296	$97,030

COST OF SALES, excluding depreciation and amortization	129,018	62,581	52,281
OPERATING EXPENSES	30,599	17,792	15,597
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,304	5,904	4,118
FOREIGN CURRENCY TRANSLATION	189	276	259
DEPRECIATION AND AMORTIZATION	9,307	6,051	4,883
	50,399	30,023	24,857

OPERATING INCOME	29,820	12,692	19,892

INTEREST EXPENSE	2,546	2,584	3,036
OTHER (INCOME) AND EXPENSE, net	3	(532)	(176)

INCOME BEFORE INCOME TAXES	27,271	10,640	17,032

INCOME TAX EXPENSE	5,452	2,749	5,867

NET INCOME	21,819	7,891	11,165

PREFERRED DIVIDEND REQUIREMENTS	—	—	616

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,819	$7,891	$11,781

EARNINGS PER SHARE:
Basic	$0.29	$0.11	$0.22
Diluted	$0.28	$0.11	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,845,000	70,039,000	53,772,000
Diluted	78,040,000	72,114,000	55,036,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(in Thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other				Total
					Paid in	Accumulated	Comprehensive	Deferred	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Shares	Amount	Equity
BALANCES at December 31, 2005	53	$—	29,594	$—	$71,859	$(66,605)	$(1,234)	$(225)	—	$—	$3,795
Common stock options exercised	—	—	836	—	639	—	—	—	—	—	639
Warrants exercised	—	—	64	—	—	—	—	—	—	—	—
Restricted common stock issued	—	—	129	—	120	—	—	—	—	—	120
Common stock issued for services	—	—	15	—	21	—	—	—	—	—	21
Common stock issued for acquisition of business	—	—	26,462	1	26,461	—	—	—	—	—	26,462
Preferred stock dividends reversed	—	—	—	—	(616)	616	—	—	—	—	—
Reversal of deferred compensation with adoption of SFAS 123(R)	—	—	—	—	(225)	—	—	225	—	—	—
Stock based compensation	—	—	150	—	1,519	—	—	—	—	—	1,519
Redemption of preferred stock and conversion of preferred stock to common stock	(53)	—	1,936	—	(5,299)	—	—	—	—	—	(5,299)
Net income	—	—	—	—	—	11,165	—	—	—	—	11,165
BALANCES at December 31, 2006	—	$—	59,186	$1	$94,479	$(54,824)	$(1,234)	$—	—	$—	$38,422
Common stock options exercised	—	—	727	—	607	—	—	—	—	—	607
Restricted common stock issued	—	—	701	—	443	—	—	—	—	—	443
Stock based compensation	—	—	—	—	833	—	—	—	—	—	833
Issuance of common stock, net of offering costs	—	—	14,950	—	28,847	—	—	—	—	—	28,847
Net income	—	—	—	—	—	7,891	—	—	—	—	7,891
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(46,933)	$(1,234)	$—	—	$—	$77,043
Common stock options exercised	—	—	1,444	—	1,274	—	—	—	—	—	1,274
Restricted common stock issued	—	—	131	—	—	—	—	—	—	—	—
Restricted common stock forfeited	—	—	(39)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(25)	(37)	(37)
Cancellation of treasury stock	—	—	(25)	—	(37)	—	—	—	25	37	—
Excess tax benefit for FAS 123R	—	—	—	—	265	—	—	—	—	—	265
Stock based compensation	—	—	—	—	1,397	—	—	—	—	—	1,397
Net income	—	—	—	—	—	21,819	—	—	—	—	21,819
BALANCES, December 31, 2008	—	$—	77,075	$1	$128,108	$(25,114)	$(1,234)	$—	—	$—	$101,761

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,819	$7,891	$11,165
Adjustments to reconcile net income to net cash provided operating activities
Depreciation and amortization	9,307	6,051	4,883
Deferred tax provision (benefit)	121	(878)	(590)
Stock based compensation	1,397	1,276	1,519
Bad debt provision (recovery)	2,177	(109)	(230)
Excess tax benefit from FAS 123R	(265)	—	—
Reversal of troubled debt restructuring interest accrual	—	—	(598)
Amortization of deferred loan cost	—	—	809
Other non-cash charges	(263)	—	143
Gain on sale or disposal of assets	(215)	(2,449)	(516)
Changes in operating assets and liabilities:
Receivables	(28,073)	(3,353)	(20,842)
Inventory	(1,361)	(420)	(128)
Prepaid expenses and current assets	(2,005)	(4,069)	(2,509)
Other assets and goodwill	(110)	(504)	412
Accounts payable and accrued liabilities	20,377	(1,290)	11,155
Net cash provided by operating activities	22,906	2,146	4,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired (spent) in connection with acquisition	—	(10,694)	4,366
Equipment additions	(28,537)	(21,309)	(6,882)
Insurance proceeds from disposal of property and equipment	—	4,605	—
Proceeds from sale or disposal of property and equipment	417	333	829
Net cash used in investing activities	(28,120)	(27,065)	(1,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of senior debt	—	—	(750)
Payment of subordinated debt	—	—	(5,100)
Payments of term loan	(1,940)	(2,482)	(1,351)
Revolving credit borrowings, net	5,374	(859)	1,917
Principal payment under capital lease obligations	(3)	—	—
Proceeds from term loan	—	—	9,700
Purchase of Treasury Stock	(37)	—	—
Excess tax benefit from FAS 123R	265	—	—
Redemption of preferred stock	—	—	(5,299)
Net proceeds from issuance of common stock	—	28,847	—
Decrease (Increase) in restricted cash	—	274	(273)
Proceeds from exercise of stock options	1,274	607	639
Net cash provided by (used in) financing activities	4,933	26,387	(517)
Impact of foreign currency on cash	—	—	—
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(281)	1,468	2,469
CASH AND CASH EQUIVALENTS, beginning of year	6,501	5,033	2,564
CASH AND CASH EQUIVALENTS, end of year	$6,220	$6,501	$5,033

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,758	$2,916	$2,874
Cash paid for income taxes	4,876	6,769	4,593

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of preferred stock dividends accrued	—	—	(616)
Common stock issued for acquisition of business	—	—	26,462
Conversion of preferred stock	—	—	1,936
Long-term notes issued for acquisition of business	—	—	21,166
Capital lease obligations for equipment additions	$177	—	—

See accompanying notes to consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.            Business and Organization

Boots & Coots International Well Control, Inc. and subsidiaries (the “Company”), provides a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, South America, North Africa, West Africa and the Middle East.  Our customers include major and independent oil and gas companies in the U.S. market and major international and foreign national oil and gas producers as well as other oilfield service companies.  Our service lines are organized into three business segments: pressure control, Well Intervention and Equipment Services.  .  Our Pressure Control segment consists of personnel, equipment and emergency services utilized during a critical well event.  We have a long history in the oil and gas industry and are widely recognized for our emergency response services.  Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators and consists primarily of hydraulic workover and snubbing services. Our Equipment Services segment, designed for safer and more efficient production under high pressure situations, consists primarily of pressure control equipment rentals and services.

B.           Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of us and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - We consider all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  At December 31, 2008, restricted cash totaled $61,000 compared to restricted cash of $29,000 at December 31, 2007, and both relate to letters of credit and were included in other assets.

Revenue Recognition - Revenue is recognized on our service contracts primarily on the basis of contractual day rates as the work is completed.  Revenue and cost from product and equipment sales is recognized upon delivery, customer acceptance and contract completion.

Cost of sales all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, and repairs. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and costs associated with sub-contracted work as performed.  WELLSURE revenues represented approximately 1% of our total revenues in 2008.

Receivables and Concentration of Credit Risk – Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry and as disclosed in Note M.  The Company evaluates the credit-worthiness of its major new and existing customers’ financial condition and, generally, the Company does not require collateral, but may require letters of credit for certain international customers.

Allowance for Doubtful Accounts - We perform ongoing evaluations of our customers and generally do not require collateral.  We assess our credit risk and provide an allowance for doubtful accounts for any accounts which we deem doubtful of collection.  If a trade receivable is deemed to be uncollectible, such receivable is charged off against the allowance for doubtful accounts.

Inventories - Inventories consist of spare parts and commodities and are carried at the lower of cost or market.  The cost of inventories is determined on an average cost or specific-identification method.

Property and Equipment - Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and leasehold improvements (5-31 years), equipment (3-15 years), firefighting equipment (3-8 years), furniture, fixtures and office furnishing (3-5 years) and vehicles (3-5 years).  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Capitalized Interest - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives.  For the year ended December 31, 2008, $261,000 was capitalized as compared to $376,000 for the year ended December 31, 2007.  No interest was capitalized in 2006.

Income Taxes - We account for income taxes pursuant to the SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax loss carry forwards.  The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards.  The provision for tax expense includes foreign income taxes from Algeria, Congo, and Venezuela (See Note I.).

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2004 remain open in Venezuela, tax years subsequent to 2004 remain open in Algeria, and tax tears subsequent to 2004 remain open in the Congo.   During 2007, the Company recorded a charge of $616,000 relating to unrecognized tax benefits under FIN48.  During 2008, the Company recorded a charge of  206,000 related to penalties and interest associated with the unrecognized tax benefits under FIN 48 in 2007.

Earnings Per Share - Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The weighted average number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 is illustrated below:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$21,819	$7,891	$11,781
Denominator:
For basic earnings per share- Weighted-average shares	75,845	70,039	53,772
Effect of dilutive securities:
Stock options and warrants (1)	2,195	2,075	1,264
Denominator:
For diluted earnings per share – Weighted-average shares	78,040	72,114	55,036

(1)  Excludes the effect of outstanding stock options and warrants that have an anti-dilutive effect on earnings per share.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at December 31, 2008, 2007 and 2006 would include: (1) 4,898,000, 5,647,000 and 6,435,200 common shares, respectively, issuable upon exercise of stock options, and (2) zero, 637,500 and 713,245, common shares, respectively, issuable upon exercise of stock purchase warrants.

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

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock. The following weighted average assumptions were applied in determining the fair values of option grants:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.23%	4.60%	4.64%
Expected dividend yield	―	―	―
Expected option life	4.11 yrs	3.9 yrs	6.3 yrs
Expected volatility	53.3%	60.5%	96.8%
Weighted average fair value of options granted at market value	$1.38	$0.96	$1.19
Forfeiture rate	6.67%	6.94%	3.04%

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term nature of those instruments.  We use available market rates to estimate the fair value of debt which approximated the carrying value at December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  Since SFAS 141R will be adopted prospectively, it is not possible to determine the effect, if any, on the Company’s results from operations or financial position.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of FASB 163 will not have a material impact on the Company’s results from operations or financial position.

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

D.            Detail of Certain Balance Sheet Accounts (in thousands):

	December 31,
	2008	2007
Accounts receivable, net:	(in thousands)
Trade	$52,007	$33,136
Unbilled revenue	19,298	12,011
Federal income tax receivable	1,215	805
Other	2,020	144
Allowance for doubtful accounts	(2,385)	(247)
	$70,940	$45,044

	December 31,
	2008	2007
Property and equipment, net:	(in thousands)
Land	$571	$571
Building and leasehold improvements	3,579	3,631
Equipment	76,771	52,909
Furniture, fixtures and office	2,701	2,234
Vehicles	3,912	2,455
Capital leases	177	−
Construction in progress	11,811	9,954
Total property and equipment	99,522	71,754
Less: Accumulated depreciation	(19,053)	(11,001)
	$80,469	$60,753

Depreciation expense was $8,792,000, $5,836,000 and $4,883,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007
Prepaid expenses and other current assets:	(in thousands)
Prepaid taxes	$4,604	$3,528
Prepaid insurance	2,010	2,092
Other	4,187	3,176
	$10,801	$8,796

	December 31,
	2008	2007
Accrued liabilities:	(in thousands)
Accrued compensation and benefits	$9,325	$3,244
Accrued insurance	1,092	392
Accrued taxes, other than income tax	4,278	2,929
Other	4,683	3,357
	$19,378	$9,922

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

The fair values of the assets acquired and liabilities assumed effective March 1, 2006 were as follows (in thousands):

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

The fair values of the assets acquired and liabilities assumed effective August 1, 2007 were as follows (in thousands):

Current assets (excluding cash)	$744
Property and equipment	3,491
Goodwill	4,823
Intangible assets	4,686
Total assets acquired	13,744

Current liabilities	270
Deferred taxes	2,017
Total liabilities assumed	2,287

Net assets acquired	$11,457

The following unaudited pro forma financial information presents the combined results of operations of the Company and StassCo as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.
	Year Ended December 31,
	2008	2007
	(in thousands)
Revenue	$209,237	$108,101
Operating Income	$29,820	$13,881
Net Income	$21,819	$8,312
Basic Earnings Per Share	$0.29	$0.12
Diluted Earnings Per Share	$0.28	$0.11

Basic Shares Outstanding	75,845	70,039
Diluted Shares Outstanding	78,040	72,114

F. Intangible assets

Intangible assets were obtained in conjunction with the StassCo acquisition on July 31, 2007, and there were no intangible assets in prior years.

	December 31, 2008			December 31, 2007

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets	(in thousands)			(in thousands)
Customer relationships	$3,600	$392	$3,208	$3,600	$115	$3,485
Non-compete agreements	1,085	333	752	1,085	98	987
	$4,685	$725	$3,960	$4,685	$213	$4,472

Amortization expense on intangible assets for the years ended December 31, 2008 and 2007 was (in thousands) $512 and $213, respectively. Total amortization expense is expected to be (in thousands) $512, $512, $417and $408 in 2009, 2010, 2011,  and 2012, respectively.

G.            Long-Term Debt

Long-term debt and notes payable consisted of the following:

	December 31,
	2008	2007
	(in thousands)
U.S. revolving credit facility, with available commitments up to $10.3 million, a borrowing base of $10.3 million and an average interest rate of 5.1% for the year ended December 31, 2008, and a borrowing base of $10.3 million and an average interest rate of 8.1% for the year ended December 31, 2007	$6,432	$1,058
U.S. term credit facility with initial borrowings of $9.7 million, payable over 60 months and average interest rates of 5.6% for the years ended December 31, 2008 and 2007	3,927	5,867
Capital lease obligations	173	−
Total debt	10,532	6,925
Less: current maturities	(5,523)	(1,940)
Total long-term debt	$5,009	$4,985

Scheduled maturities of long-term debt as of December 31, 2008 are as follows(based upon new payment terms for refinance – See Note O):

Year Ending December 31,	Amount
(in thousands)
2009	$5,523
2010	4,918
2011	46
2012	45
2013	-
Thereafter	-
$10,532

In conjunction with the acquisition of HWC on March 3, 2006, we entered into a Credit Agreement with Wells Fargo Bank, National Association, which established a revolving credit facility capacity totaling $10.3 million, subject to an initial borrowing base of $6.0 million, and a term credit facility totaling $9.7 million.   The loan balance outstanding on December 31, 2008 was $3.9 million on the term credit facility and $6.4 million on the revolving credit facility.

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A.(the “Credit Agreement”)  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Well’s Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.

The Credit Agreement is unconditionally guaranteed by all of our current and future domestic subsidiaries (collectively, the “Guarantors”) and secured by substantially all of our assets and those of the Guarantors, including a pledge of all of the capital stock of our direct and indirect domestic subsidiaries and 66% of the capital stock of our first-tier foreign subsidiaries. We have not entered into any interest rate hedges with respect to the Credit Agreement but may elect do so in the future.

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets, merge with other companies, and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of its tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We expect to be in compliance with these covenants through January 1, 2010.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States International and to fund our purchase of John Wright Company.  We believe that cash on hand, cash from operations and amounts available under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months.

H.            Related Party Debt

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition and has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $2,117,000 and $2,117,000 for the years ended December 31, 2008 and 2007, respectively.  This debt was repaid in conjunction with the new credit agreement entered into on February 10, 2009 (see Note O Subsequent Events).

I.              Income Taxes

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Domestic	$18,101	$458	$11,487
Foreign	9,170	10,182	5,545
	$27,271	$10,640	$17,032

The provision (benefit) for income taxes shown in the consolidated statements of operations is made up of current and deferred taxes as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current
Domestic	$518	$—	$1,533
State	345	(121)	412
Foreign	4,504	3,570	4,512
Total	$5,367	$3,449	$6,457
Deferred
Domestic	(121)	(1,316)	(590)
Unrecognized Tax Benefits	206	616	—
	$5,452	$2,749	$5,867

 The provision for income taxes differs from the amount that would be computed if net income before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax provision at statutory rates	$9,545	$3,724	$5,961
State tax expense benefit, net of federal benefits	224	(79)	267
Net change in foreign tax rates	—	—	(466)
Return to provision adjustment	198	657	1,559
Foreign income tax rate differential	(2,806)	(2,612)	(806)
Adjustment to net operating loss from continuing operations	—	—	—
Nondeductible expenses	1,598	614	950
Repatriation of certain foreign earnings	—	90	—
Foreign withholding tax	359	—	—
Unrecognized Tax Benefits	0	616	0
Change in valuation allowance	(3,666)	(261)	(1,598)
Net income tax provision	$5,452	$2,749	$5,867

The Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.  The revised provisions of SFAS No. 123(R) were effective January 1, 2006.  For companies that have NOL carry forwards, SFAS No. 123R affects the manner in which stock-based compensation tax deductions are treated for financial reporting purposes.  We may claim share-based compensation deductions in our federal corporate income tax returns in an amount equal to the related income that is included in our employees’ reported federal taxable income subject to any other applicable limitations.  Under SFAS No. 123R, tax benefits generated in 2006 and subsequent reporting periods related to the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes, may not be recorded to additional paid-in-capital (“APIC”) for financial reporting purposes until the share-based compensation deductions actually reduce our cash income tax liability.  Any tax benefits attributable to these deductions will not be recorded to APIC for financial reporting purposes until such time as all existing and future NOL carry forwards have been fully utilized.  As a result of the provisions of SFAS No. 123R, at December 31, 2008, we have excluded $1,840,752 of share-based compensation deductions from our NOL carry forwards for financial reporting purposes

In addition, prior to the effective date of SFAS No. 123R, the Company was permitted to record the tax benefit associated with the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes in its financial statement NOL, subject to SFAS No. 109’s realization criteria. Accordingly, the tax return reporting and financial statement NOL carryforward amounts described above include excess tax benefits recognized in 2005 and prior years related to the exercise of non-qualified employee stock options and vested stock awards. The full amount of the related tax benefits have been offset through our deferred tax asset valuation allowance. The associated excess tax benefits will be charged to equity upon the reversal of the associated valuation allowances in future periods.

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

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in 2008, $1.4 million of valuation allowance was released, which represents two years of the company’s NOL limitation ($4.2 million).   As of December 31, 2008, we had net domestic operating loss carry forwards of approximately $27,265,000 expiring in various amounts beginning in 2019 and ending in 2024. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year.  The foreign tax credits will expire in 2017.

The temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets
Net operating loss carry forward	$9,543	$9,757
Allowance for doubtful accounts	150	87
Share based compensation	883	80
Accruals	51	40
Foreign tax credit	37	3,613
Alternative minimum tax credit	0	141
Deferred Revenue	203	0
Intercompany transfers	198	170
Total gross deferred tax assets	$11,065	$13,888

Deferred tax liabilities
Depreciation	1,232	85
Merger and acquisition costs	98	98
Repatriation of foreign earnings	0	90
Section 481a Adjustments	151	0
Prepaid Insurance	685	0
Property and equipment, purchase accounting	6,597	6,548
Total gross deferred tax liabilities	8,763	6,821
Net deferred tax assets	2,302	7,067
Valuation allowance	$(8,101)	$(12,725)
Net deferred income tax liabilities	$(5,799)	$(5,658)

The Company has not provided deferred taxes on the unremitted earnings of its foreign subsidiaries, other than $2.5 million of earnings from its Venezuela subsidiary, as it considers all other amounts to be permanently reinvested.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48)”.  Fin No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.  FIN No. 48 requires the recognition of the amount of unrecognized tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement.  It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such changes.  As a result of adoption, the Company recognized no charge in the liability for unrecognized tax benefits related to tax positions taken in accumulated deficit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance as of January 1	$616	$	−
Additions based on tax positions related to current year	−		−
Additions for tax positions of prior years	206		616

Balance as of December 31	$822		$616

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which were $206,000 and $185,000 for the years ended December 31, 2008 and 2007, respectively.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Algeria	2005 - 2008
Venezuela	2005 - 2008
Congo	2005 - 2008
United States	2006 - 2008

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

For the years ended December 31, 2008, 2007 and 2006, we accrued $0, $0 and $(616,000), respectively, for dividends relating to all series of preferred stock.  All 5,000,000 shares of the authorized Preferred stock are available for any future issue in any class of preferred stock.

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

As of December 31, 2008 there were no warrants outstanding. All warrants outstanding at year end December 31, 2007 were exercised during 2008.

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2008 follows:

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2007, stock options covering an aggregate of 368,750 shares of common stock have been granted under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.  These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of ranging from $1.72 to $3.00 per share.  As of December 31, 2008, there were no stock options outstanding under the plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2008, grants of stock options covering an aggregate of 454,750 shares of common stock have been granted under the 1997 Outside Directors’ Option Plan.  At December 31, 2008, there were 211,250 stock options outstanding under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.  As of the date hereof, stock option grants covering an aggregate of 783,125 shares of common stock have been granted under the 2000 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2008, there were 595,025 stock options outstanding under the plan.

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

On October 1, 2003 we granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with our Chief Executive Officer.  We also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately.  This resulted in a compensation expense of $0 in 2008, $54,000 in 2007 and $72,000 in 2006.

On July 15, 2004 we granted 400,000 options at market price on that day, of which 250,000 vested immediately and the remaining 150,000 vested over a two year period, as a result of the new contract agreement with our Chairman of the Board.  We also granted 300,000 shares of restricted stock at no cost with 150,000 shares vesting on August 13, 2004, 37,500 shares vesting on in 2005 pursuant to the vesting schedule and the remaining balance vesting upon the acquisition of HWC in March of 2006. This resulted in a compensation expense of $0, $0 and $102,000 in 2008, 2007 and 2006, respectively.

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan permits the grant of incentive equity awards covering up to 6,000,000 shares of common stock.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.  As of the date hereof, stock option grants covering an aggregate of 5,812,000 shares of common stock have been made under the 2004 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2008, there were 4,015,000 stock options outstanding under the plan.  An additional 2,000,000 of our stock options were authorized by the Board of Directors and approved by a majority vote of the stockholders on March 1, 2006.  In connection with the acquisition of HWC on March 3, 2006, an additional 895,000 of our stock options, priced at $1.50 per option were approved to be issued to employees of HWC.

Stock option activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding December 31, 2005	5,815	$1.02
Granted	1,630	1.57
Exercised	(836)	0.77
Cancelled	(174)	1.01
Outstanding December 31, 2006	6,435	$1.09
Granted	386	1.92
Exercised	(727)	0.86
Cancelled	(447)	1.51
Outstanding December 31, 2007	5,647	$1.16
Granted	275	2.58
Exercised	(950)	1.01
Cancelled	(74)	1.91
Outstanding December 31, 2008	4,898	$1.10

Summary information about our stock options outstanding at December 31, 2008 follows:

Outstanding				Exercisable
	Number			Number
	Outstanding	Weighted		Exercisable
	at	Average Remaining	Weighted	At	Weighted
Range of	December 31, 2008	Contractual	Average	December 31, 2008	Average
Exercise Prices	(in thousands)	Life in Years	Exercise Price	(in thousands)	Exercise Price
$0.25 - 0.69	1,942	1.83	$0.67	1,942	$0.67
$0.70 – 1.14	461	2.69	$1.10	461	$1.10
$1.15 – 1.59	1,268	3.49	$1.31	1,045	$1.27
$1.60 – 2.04	560	3.77	$1.80	373	$1.80
$2.05 – 3.00	667	3.96	$2.52	226	$2.77
$0.25 -$3.00	4,898	2.85	$1.26	4,047	$1.10

Share-based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2008 totaled $1,397,000, or $0.02 per basic and diluted share. Share-based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2007 totaled $833,000, or $0.01 per basic and diluted share. Stock based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2006 totaled $1,288,000, or $0.02 per basic and diluted share. At December 31, 2008, $495,000 of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2007	878	$1.79
Granted	893	2.20
Vested	(240)	1.76
Cancelled	(27)	2.08
Outstanding December 31, 2008	1,504	$2.04

A summary of stock appreciation rights activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	0	$0.00
Granted	275	2.58
Vested	0	0.00
Cancelled	0	0.00
Outstanding December 31, 2008	275	$2.58

K.           Employee Benefit Plans

401(k) Plan:

The Company sponsors a 401(k) Plan adopted in 2007 for eligible employees being at least eighteen years of age.  Employees can make elective contributions of 1% to 50% of compensation up to 15,500 for the year ending December 31, 2008.  Employees over fifty years old may contribute an additional $5,000, $5,000 and $4,000 in 2008, 2007, and 2006, respectively.  During the years ended December 31, 2008, 2007 and 2006, we contributed approximately $1,243,000, $632,000 and $401,000, respectively, under the Plan.

L.           Commitments and Contingencies

Leases

We lease vehicles, equipment, office and storage facilities under operating leases with terms in excess of one year.

At December 31, 2008, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(in thousands)
2009	$1,411
2010	1,029
2011	914
2012	715
2013	646
Thereafter	1,722
$6,437

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,386,000, $904,000 and $418,000, respectively.

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

M.           Business Segment Information, Revenues from Major Customers and Concentration of Credit Risk

Segments:

Our operating segments are our service lines which we aggregate into three reporting segments.  Previously, we presented two reporting segments, response services and well intervention services.  During the fourth quarter of fiscal 2008, we reassessed the level at which the Statement of Financial Accounting Standards (SFAS) No. 131 operating segment criteria is met, and as a result, changed our operating segments.  As a result of this change, the composition of our reporting segments was also revised.  All prior year segment information has been restated to conform to the fiscal 2008 presentation.  These reporting segments are pressure control, well intervention and equipment services.

We operate in three business segments:  Pressure Control, Well Intervention and Equipment Services.  Intercompany transfers between segments were not material.  Our accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. While cost of sales expenses are variable based upon the type of revenue generated, most of our operating expenses represent fixed costs for base labor charges, rent and utilities.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro rata allocation of remaining non-segment specific expenses are assigned between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

The Pressure Control segment consists of personnel, equipment and services provided during a critical well event. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs. This segment also includes services that are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.

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

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We expect our Equipment Services segment to continue to benefit as a result of cross selling of our other services by our  business development team and our expanded geographic presence.

 Information concerning operations in our three different business segments for the years ended December 31, 2008, 2007 and 2006 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services		Consolidated
	(in thousands)
As of and for the year Ended December 31, 2008
Net operating revenues	$92,804	$97,167		$19,266	$209,237
Operating income	21,177	5,775		2,868	29,820
Identifiable operating assets	43,225	117,795		23,953	184,973
Capital expenditures	1,371	17,605		9,564	28,540
Depreciation and amortization	1,032	6,796		1,479	9,307

As of and for the year Ended December 31, 2007 Net operating revenues	$36,845	$66,580		$1,871	$105,296
Operating income	8,366	4,020		306	12,692
Identifiable operating assets	21,333	107,441		7,641	136,415
Capital expenditures	4,546	10,829		5,934	21,309
Depreciation and amortization	663	5,239		149	6,051

As of and for the year Ended December 31, 2006 Net operating revenues	$43,204	$53,826	$	−	$97,030
Operating income	13,508	6,384		−	19,892
Identifiable operating assets	24,771	76,246		−	101,017
Capital expenditures	603	6,279		−	6,882
Depreciation and amortization	520	4,363		−	4,883

 Revenue from major customers and concentration of credit risk:

During the years presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31,
	2008	2007	2006
Customer A	20%	—	1%
Customer B	11%	18%	18%
Customer C	6%	19%	19%

Our revenues are generated geographically as follows:

	Year Ended December 31,
	2008	2007	2006
United States	22%	24%	26%
Foreign	78%	76%	74%

We attribute revenue to various countries based on the location services are performed or destination of the sale of equipment. Of the 2008 foreign revenues presented above, 13% and 12% were generated from Algeria and Venezuela, respectively. Remaining foreign revenues for the first nine months of 2008 were primarily generated in the Republic of Congo, Nigeria, Dubai, Bangladesh, India, Qatar and Egypt, with India representing over 20% of total revenues for the period.  Of the 2007 foreign revenues presented above, 20% and 19% were generated from Algeria and Venezuela, respectively. Of the 2006 foreign revenues presented above, 24% and 21% were generated from Algeria and Venezuela, respectively.

Accounts Receivable:

One of our customers at December 31, 2008 accounted for 27% of outstanding accounts receivable. Three of our customers at December 31, 2007 accounted for 51% of outstanding accounts receivable.

Cash:
We maintain deposits in banks which may exceed the amount of federal deposit insurance available. Management believes the risk of any possible deposit loss is minimal.

N.           Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2008 and 2007 (in thousands, except for per share data):

	Quarter Ended
2008	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$45,028	$51,891	$56,452	$55,866
Gross Profit*	18,539	19,169	20,294	22,217
Net income	5,144	6,086	5,448	5,141
Net income per common share:
Basic	0.07	0.08	0.07	0.07
Diluted	0.07	0.08	0.07	0.07

	Quarter Ended
2007	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$22,257	$21,955	$24,973	$36,111
Gross Profit*	8,262	8,117	10,197	16,139
Net income	464	274	1,331	5,822
Net income per common share:
Basic	0.01	0.00	0.02	0.08
Diluted	0.01	0.00	0.02	0.08

*Represents "revenues" less "cost of sales" included in the Company's Consolidated Statement of Income.

 The fourth quarter of 2008 results include a one-time bad debt expense of $2.0 million attributed to one customer contract.  Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

O.  Subsequent Events

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A.  The Credit Agreement replaced our existing term and revolving credit facilities. Wells Fargo was the sole lead arranger under the Credit Agreement, as well as Administrative Agent, an Issuing Lender and the Swing Line Lender.  We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States International and to fund our purchase of John Wright Company.

           The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Well’s Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.

The Credit Agreement is unconditionally guaranteed by all of our current and future domestic subsidiaries (collectively, the “Guarantors”) and secured by substantially all of our assets and those of the Guarantors, including a pledge of all of the capital stock of our direct and indirect domestic subsidiaries and 66% of the capital stock of our first-tier foreign subsidiaries. We have not entered into any interest rate hedges with respect to the Credit Agreement but may elect do so in the future.

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets, merge with other companies, and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of its tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We expect to be in compliance with these covenants through January 1, 2010.

           On February 10, 2009, we purchased John Wright Company (JWC) for approximately $10 million in a combination of cash and subordinated debt. Based in Houston, JWC provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide. We intend to integrate the company’s proprietary technology into our Safeguard program, which is currently our fastest growing service line.

EXHIBIT INDEX

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

10.01**	—	1997 Incentive Stock Plan (Incorporated herein by reference to exhibit 10.33 of Form 10-Q filed August 16, 1999.)
10.02**	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.03	—	Halliburton Center Sublease (Incorporated herein by reference to exhibit 10.17 of Form 10-KSB filed March 31, 1998.)
10.04**	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.05	—	Form of Warrant issued to Specialty Finance Fund I, LLC and to Turner, Voelker, Moore (Incorporated herein by reference to exhibit 10.47 of Form 10-Q filed November 14, 2000.)
10.06**	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.07**	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.08	—
Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein    by  reference to exhibit 10.10 of Form 8-K filed March 9, 2006.)

10.09	―
Transaction Agreement by and among Boots & Coots International Well  Control, Inc., HWC Acquisition, LLC, HWC Merger Corporation, Hydraulic Well Control, LLC and HWC Energy Services, Inc. dated as of November 21, 2005 (Incorporated herein by reference to exhibit 2.1 to the Current Report on Form   8-K filed March 9, 2006.)

10.10	―	Subordinated Note Agreement with HWC Energy Services dated March 3, 2006 (Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K filed March 9, 2006.)
10.11**	―	Executive Employment Agreement of Gabriel Aldape (Incorporated herein by reference to exhibit 10.1 on Form 10-Q filed August 14, 2006.)
10.12**	―	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.13**	―	2004 Long Term Incentive Plan 2,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)

10.14**	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).
10.15**		Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)
10.16	—
Amendment 1 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.17 on Form 10-K filed March 23, 2007.)

10.17	—
Amendment 2 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.18 on Form 10-K filed March 23, 2007.)

10.18	—
Amendment 3 to the Credit and Security Agreement dated March 3, 2006 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.19 on Form 10-K filed March 23, 2007.)

10.19	—
Amendment 4 to the Credit and Security Agreement dated October 31,2007 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association(Incorporated herein by reference to exhibit 10.20 on Form 10-K filed March 12, 2008.)

10.20	―	Severance Agreement dated August 1, 2008 by and between Boots & Coots Services, LLC. And Cary Baetz. (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 5, 2008.)
10.21**	—	2004 Long Term Incentive Plan (amended and restated as of August 1, 2008) (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 6, 2008)
10.22**	—	Form of Stock Appreciation Rights Agreement under 2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 10.2 of Form 8-K filed August 6, 2008)
10.23	―
Credit and Security Agreement dated February 10, 2009 by and between Boots & Coots International Well Control, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.01 of Form 8-K filed February 17, 2009.)

*10.24	―	Subordinated Note Agreement between Boots & Coots International Well Control, Inc. and John Wright Company dated February 10, 2009.
*21.01	—	List of subsidiaries of the company.
*23.1	―	Consent of UHY LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Cary Baetz
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Cary Baetz

*Filed herewith
**Indicates management compensation plan filed pursuant to Item 608(b)(10) of Regulation S-K.