Form 10-Q
period 2009-03-31
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2009-05-07
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 6, 2009, was 78,179,813.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,850	$6,220
Restricted cash	381	—
Receivables, net	78,637	70,940
Inventory	3,094	2,746
Prepaid expenses and other current assets	10,799	10,801
Total current assets	94,761	90,707

PROPERTY AND EQUIPMENT, net	79,627	80,469
GOODWILL	18,767	9,150
INTANGIBLE ASSETS, net	3,832	3,960
OTHER ASSETS	3,519	687
Total assets	$200,506	$184,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,921	$5,523
Accounts payable	24,145	19,988
Income tax payable	5,798	5,649
Accrued liabilities	16,198	19,378
Total current liabilities	53,062	50,538

LONG-TERM DEBT, net of current maturities	34,469	5,009
RELATED PARTY LONG-TERM DEBT	3,000	21,166
DEFERRED TAXES	4,996	5,799
OTHER LIABILITIES	897	700

Total liabilities	96,424	83,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 78,175,000 and 77,075,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	1	1
Additional paid-in capital	128,483	128,108
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(23,168)	(25,114)
Total stockholders' equity	104,082	101,761
Total liabilities and stockholders' equity	$200,506	$184,973

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$54,662	$45,028

COST OF SALES, excluding depreciation and amortization	36,886	26,489
OPERATING EXPENSES	8,232	6,138
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,897	2,490
FOREIGN CURRENCY TRANSLATION	(28)	37
DEPRECIATION AND AMORTIZATION	2,831	2,103

OPERATING INCOME	3,844	7,771

INTEREST EXPENSE	961	657
OTHER (INCOME) AND EXPENSE, net	40	(23)

INCOME BEFORE INCOME TAXES	2,843	7,137
INCOME TAX EXPENSE	897	1,993

NET INCOME	$1,946	$5,144

Basic Earnings per Common Share:	$0.03	$0.07

Weighted Average Common Shares Outstanding – Basic	76,651,000	75,013,000

Diluted Earnings per Common Share:	$0.03	$0.07

Weighted Average Common Shares Outstanding – Diluted	77,752,000	76,932,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2009
(Unaudited)
(000’s)

	Preferred Stock Paid-in		Common Stock Paid-in		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, December 31, 2008	—	$—	77,075	$1	$128,108	$(1,234)	$(25,114)	$101,761
Stock based compensation	—	—	1,100	—	375	—	—	375
Net income	—	—	—	—	—	—	1,946	1,946
BALANCES, March 31, 2009	—	$—	78,175	$1	$128,483	$(1,234)	$(23,168)	$104,082

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,946	$5,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,831	2,103
Deferred tax expense (credit)	803	(717)
Stock-based compensation	375	331
Bad debt provision (recovery)	10	(61)
Gain on sale/disposal of assets	(22)	(32)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(3,418)	(4,005)
Inventory	(348)	(876)
Prepaid expenses and other current assets	8	379
Other assets	(2,829)	143
Accounts payable and accrued liabilities	(359)	3,129
Net cash provided (used) by operating activities	(1,003)	5,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	(6,668)	—
Property and equipment additions	(6,052)	(6,795)
Proceeds from sale of property and equipment	43	35
Net cash used in investing activities	(12,677)	(6,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party debt	(21,166)	—
Payments of term loan	(3,927)	(485)
Revolving credit net borrowings	394	1,093
Principal payments under capital lease obligations	(10)	—
Term loan borrowings	34,400	—
Increase in restricted cash	(381)	(1)
Stock options exercised	—	140
Net cash provided by financing activities	9,310	747
Net decrease in cash and cash equivalents	(4,370)	(475)
CASH AND CASH EQUIVALENTS, beginning of period	6,220	6,501
CASH AND CASH EQUIVALENTS, end of period	$1,850	$6,026

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$645	$700
Cash paid for income taxes	761	2,476
NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term notes issued for acquisition of business	3,000	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2008, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (SFAS 157),” as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The provisions of SFAS 141(R) were applied to an acquisition completed on February 10, 2009 (See Note D), and the adoption of SFAS 141(R) did not have a material impact on the Company’s results from operations and financial position.

On January 1, 2009, the company adopted SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  The adoption of SFAS 160 did not have a material impact on the Company’s results from operations or financial position.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s results from operations or financial position.

In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. We are evaluating the impact, if any, this standard will have on our financial statements.

In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “ Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “ Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009. We are evaluating the impact, if any, these standards will have on our financial statements.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	March 31, 2009 (unaudited)	December 31, 2008
	(000’s)
Receivables, net:
Trade	$57,058	$52,007
Unbilled Revenue	18,828	19,298
Federal income tax receivable	—	1,215
Other	4,948	805
Allowance for doubtful accounts	(2,197)	(2,385)
	$78,637	$70,940

	March 31, 2009 (unaudited)	December 31, 2008
	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$3,188	$4,604
Prepaid insurance	1,306	2,010
Other	6,305	4,187
	$10,799	$10,801

	March 31, 2009 (unaudited)	December 31, 2008
	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	3,974	3,579
Equipment	80,777	76,771
Furniture, fixtures and office	2,802	2,701
Vehicles	3,760	3,912
Capital leases	177	177
Construction in progress	9,143	11,811

Total property and equipment	101,204	99,522
Less: Accumulated depreciation	(21,577)	(19,053)
	$79,627	$80,469

	March 31, 2009 (unaudited)	December 31, 2008
	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$3,791	$9,325
Accrued insurance	1,418	1,092
Accrued taxes, other than foreign income tax	5,420	4,278
Other	5,569	4,683
	$16,198	$19,378

D.  BUSINESS ACQUISITION AND GOODWILL

John Wright Company Acquisition

On February 10, 2009, we acquired John Wright Company (JWC) for $9.7 million, net of cash acquired. JWC provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide.  The transaction was effective for accounting and financial purposes as of February 10, 2009.

In accordance with SFAS No. 141R, “Business Combinations”, we used the acquisition method to account for our acquisition of JWC.  Under the acquisition method of accounting, the assets acquired and liabilities assumed from JWC were recorded at the date of acquisition at their respective fair values.

The purchase price exceeded the fair value of acquired assets and assumed liabilities, resulting in an initial recognition of goodwill of approximately $9.6 million.  The total purchase price less cash acquired of $0.3 million was $9.7 million and consisted of a promissory note issued to John W. Wright for $3.0 million and cash of $7.0 million. The operating results of JWC are included in the consolidated financial statements subsequent to the February 10, 2009 effective date.

The preliminary fair values of the assets acquired and liabilities assumed effective February 10, 2009 were as follows (in thousands):

Current assets (excluding cash)	$119
Goodwill	9,617
Total assets acquired	9,736

Total liabilities assumed	65
Net assets acquired	$9,671

The goodwill value includes the unallocated fair values of intangible assets related to customer relationships, non-compete agreement, trade name and proprietary software of which we are currently evaluating.  The evaluation and adjustment to goodwill will be completed within one year from the acquisition date, and the remaining goodwill is expected to be supported by the synergisms of our integrating the company’s technologies into our Safeguard program which is currently our fastest growing service line and which is in our Pressure Control segment.   Acquisition costs of $89,000 are included in selling, general and administrative expenses for the quarter ended March 31, 2009.

The following unaudited pro forma financial information presents the combined results of operations of the Company and JWC as if the acquisition had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
	Proforma (000’s)	Proforma (000’s)
Revenue	$54,898	$45,690
Operating Income	3,941	8,193
Net Income	2,043	5,566
Basic Earnings Per Share	0.03	0.07
Diluted Earnings Per Share	0.03	0.07

Basic Shares Outstanding	76,651	75,013
Diluted Shares Outstanding	77,752	76,932

The carrying amount of goodwill at March 31, 2009 of $18,767,000 consists of $9,617,000 from the John Wright Company acquisition, $4,824,000 from the StassCo Pressure Control, LLC (StassCo) acquisition in 2007 and $4,326,000 from the acquisition of the hydraulic well control business (HWC) of Oil States Energy Services, Inc. in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007. There were no intangible assets prior to the acquistion.

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$3,600	$462	$3,138
Non-compete agreements	1,086	392	694
	$4,686	$854	$3,832

Amortization expense on intangible assets for the three months ended March 31, 2009 and 2008 was (in thousands) $128. Total amortization expense is expected to be (in thousands) $512, $512, $417, $409 and $288 in 2009, 2010, 2011, 2012 and 2013, respectively.

F. LONG-TERM DEBT

Long-term debt and notes payable consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
	(in thousands)
U.S. revolving credit facility, with available commitments up to $20.0 million, a borrowing base of $17.0 million and an average interest rate of 6.0% for the quarter ended March 31, 2009, and a borrowing base of $10.3 million and an average interest rate of 8.1% for the year ended December 31, 2008 (1)	$6,826	$6,432
U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.2% for the quarter ended March 31, 2009 and credit facility with initial borrowings of $9.7 million payable over 60 months and average interest rate of 5.6% for the year ended December 31, 2008 (1)	34,400	3,927
Capital lease obligations	164	173
Total debt	41,390	10,532
Less: current maturities	(6,921)	(5,523)
Total long-term debt	$34,469	$5,009

(1)	Loan information provided as of December 31, 2008 is related to the previous credit facility paid in full on February 10, 2009.

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of its tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of the date of report and expect to be in compliance for the next twelve months.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States International and to fund our purchase of John Wright Company.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009.  The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on February 10, 2014.  Interest is accrued monthly and payable semi-annually on February 15 and August 15.  The interest expense on the note was $33,000 for the three months ended March 31, 2009.  In addition to this debt, John Wright entered into an employment agreement with the Company.

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bore interest at a rate of 10% per annum, and required a one-time principal payment on September 9, 2010.  Interest was accrued monthly and was payable quarterly.  The interest expense on the note was $229,000 and $529,000 for the three months ended March 31, 2009 and 2008, respectively.  This note was paid in full on February 10, 2009 with proceeds from the new $54.4 million syndicated credit agreement.

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

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 are illustrated below (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$1,946	$5,144
Denominator:
For basic earnings per share- weighted-average shares	76,651	75,013
Effect of dilutive securities:
Stock options and warrants(1)	1,101	1,919
Denominator:
For diluted earnings per share – weighted-average shares	77,752	76,932

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three month periods ended March 31, 2009 and March 31, 2008.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at March 31, 2009, and 2008 included: (1) 4,886,000 and 5,594,000 common shares, respectively, issuable upon exercise of stock options, and (2) zero and 501,136 common shares, respectively, issuable upon exercise of stock purchase warrants.

J. EMPLOYEE “STOCK-BASED” COMPENSATION

We apply the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values.

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  For the three month periods ended March 31, 2009 and March 31, 2008, there were no stock options granted.

K. BUSINESS SEGMENT INFORMATION

Segments:

Our operating segments are our service lines which we aggregate into three reporting segments.  Previously, we presented two reporting segments, response services and well intervention services.  During the fourth quarter of fiscal 2008, we reassessed the level at which the SFAS No. 131 operating segment criteria is met, and as a result, changed our operating segments.  As a result of this change, the composition of our reporting segments was also revised.  All prior year segment information has been restated to conform to the 2009 presentation.  These reporting segments are pressure control, well intervention and equipment services.

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

Information concerning segment operations for the three months ended March 31, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)

Three Months Ended March 31, 2009:
Operating Revenues	$27,034	$20,469	$7,159	$54,662
Operating Income(1)(2)	2,806	(1,099)	2,137	3,844
Identifiable Operating Assets(3)	56,336	115,545	28,625	200,506
Capital Expenditures	202	2,883	2,967	6,052
Depreciation and Amortization(1)	146	2,066	619	2,831

Three Months Ended March 31, 2008:
Operating Revenues	$14,433	$27,241	$3,354	$45,028
Operating Income(1)(2)	3,989	3,570	212	7,771
Identifiable Operating Assets(4)	22,406	110,260	12,384	145,050
Capital Expenditures	476	5,127	1,192	6,795
Depreciation and Amortization(1)	369	1,491	243	2,103

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At March 31, 2009
(4)	At March 31, 2008

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of March 31, 2009 totaling $0.6 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of March 31, 2009 was $0.3 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
Federal	2006 and forward
State	2005 and forward
Venezuela	2005 and forward
Congo	2005 and forward
Algeria	2005 and forward

We have determined that as a result of the acquisition of HWC we experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (“NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2009 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

  In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in the first quarter 2009, $0.7 million of valuation allowance was released, which represents one year of the Company’s NOL limitation ($2.1 million).

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

Overview

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa and the Middle East, including training, contingency planning, well plan reviews, audits, inspection services, engineering services, pressure control equipment rental services, hydraulic snubbing workovers, well completions and plugging and abandonment services.

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

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo), and the transaction was effective for accounting and financial purposes as of August 1, 2007. StassCo operates four hydraulic rig assist units in the Cheyenne Basin, Wyoming, and its presence in the Rockies is a key to our strategy to expand North America land operations.

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

On February 10, 2009, we purchased John Wright Company (JWC) for approximately $10 million in a combination of cash and subordinated debt. Based in Houston, JWC provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide. We are integrating the company’s proprietary technology into our Safeguard program, which is currently our fastest growing service line.

Demand for services depends on factors beyond our control, including the volume and type of drilling and workover activity, which is substantially influenced by fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may affect demand for our services on a regional basis.  Demand for our emergency well control, or critical well event, services is volatile and inherently unpredictable.  As a result we expect to experience large fluctuations in our revenues from these services.  Non-critical services, included in our well intervention segment, while subject to typical industry volatility associated with commodity prices, drilling activity levels and the like, provide more stable revenues and our strategy continues to be to expand these product and service offerings while focusing on our core strength of pressure control services.

Segment Information

Our operating segments are our service lines which we aggregate into three reporting segments.  Previously, we presented two reporting segments, response services and well intervention services.  During the fourth quarter of fiscal 2008, we reassessed the level at which SFAS No. 131 operating segment criteria is met, and as a result, changed our operating segments.  As a result of this change, the composition of our reporting segments was also revised.  All prior year segment information has been restated to conform to the fiscal 2009 presentation.  These reporting segments are pressure control, well intervention and equipment services.

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

Results of operations

Information concerning operations in different business segments for the three months ended March 31, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior period to conform to the current presentation.

	Three Months Ended March 31, (unaudited)
	2009	2008
	(000’s)
Revenues
Pressure Control	$27,034	$14,433
Well Intervention	20,469	27,241
Equipment Services	7,159	3,354
	$54,662	$45,028
Cost of Sales
Pressure Control	$18,788	$6,426
Well Intervention	15,273	17,924
Equipment Services	2,825	2,139
	$36,886	$26,489
Operating Expenses(1)
Pressure Control	$3,864	$2,851
Well Intervention	3,169	2,713
Equipment Services	1,199	574
	$8,232	$6,138

Selling, General and Administrative Expenses(2)
Pressure Control	$1,430	$798
Well Intervention	1,060	1,543
Equipment Services	379	186
	$2,869	$2,527
Depreciation and Amortization(1)
Pressure Control	$146	$369
Well Intervention	2,066	1,491
Equipment Services	619	243
	$2,831	$2,103
Operating Income(Loss)
Pressure Control	$2,806	$3,989
Well Intervention	(1,099)	3,570
Equipment Services	2,137	212
	$3,844	$7,771
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

Comparison of the Three Months Ended March 31, 2009 with the Three Months Ended March 31, 2008

Revenues

Pressure Control revenues were $27,034,000 for the quarter ended March 31, 2009, compared to $14,433,000 for the quarter ended March 31, 2008, representing an increase of $12,601,000, or 87.3%, in the current quarter. The increase was primarily due to revenue of $11,246,000 from a prevention and risk management international project which will be completed in the second quarter and was partially offset by a downturn in response revenue.

Well Intervention revenues were $20,469,000 for the quarter ended March 31, 2009, compared to $27,241,000 for the quarter ended March 31, 2008, representing a decrease of $6,772,000, or 24.9%, in the current quarter.  The decrease was primarily due to the one time project in Bangladesh that was included in the revenue for the prior year quarter. The results were also negatively impacted by the loss of a tender in Egypt and a slowdown in the North American regions of the Mid-Continent and Rocky Mountains that were partially offset by improved results in the Gulf of Mexico and Northeast regions.  In addition, the current year first quarter had reduced business in the Middle East and Southern Asia which was offset by better results in Algeria.

Equipment service revenues were $7,159,000 for the quarter ended March 31, 2009, compared to $3,354,000 for the quarter ended March 31, 2008, an increase of $3,805,000, or 113.4%, in the current quarter.  This increase is due to the domestic and international expansion of our equipment rental and services business which began in August 2007.

Cost of Sales

Pressure Control cost of sales was $18,788,000 for the quarter ended March 31, 2009, compared to $6,426,000 for the quarter ended March 31, 2008, an increase of $12,362,000, or 192.4%, in the current quarter.  For the quarter ended March 31, 2009, cost of sales represented 69.5% of revenues compared to 44.5% of revenues for the quarter ended March 31, 2008. The increase in cost of sales is generally attributable to increased revenues, while the cost of sales as a percentage of revenue increased primarily due to a higher proportion of revenue with related third party costs in 2009 in relation to 2008 and the reduced activity in response.

Well Intervention cost of sales was $15,273,000 for the quarter ended March 31, 2009, compared to $17,924,000 for the quarter ended March 31, 2008, a decrease of $2,651,000, or 14.8%, in the current quarter.  For the quarter ended March 31, 2009, cost of sales represented 74.7% of revenues compared to 65.8% of revenues for the quarter ended March 31, 2008. The decrease in cost of sales is generally attributable to the decreased revenue volume, while the increase in cost of sales percentage of revenue is primarily due to lower margins in Egypt, the Middle East, the Mid-Continent and Rocky Mountain regions.

Equipment Services cost of sales was $2,825,000 for the quarter ended March 31, 2009, compared to $2,139,000 for the quarter ended March 31, 2008, an increase of $686,000, or 32.1%, in the current quarter.  For the quarter ended March 31, 2009, cost of sales was 39.5% of revenue compared to 63.8% of revenue for the quarter ended March 31, 2008.  The increase in cost of sales is generally attributable to increased revenues, while the cost of sales percentage of revenue decrease was primarily due to a lower proportion of revenue with related third party costs in 2009 in relation to 2008.

Operating Expenses

Consolidated operating expenses were $8,232,000 for the quarter ended March 31, 2009, compared to $6,138,000 for the quarter ended March 31, 2008, an increase of $2,094,000, or 34.1%, in the current quarter. During the current quarter, operating expenses represented 15.1% of revenues compared to 13.6% of revenues in the prior year quarter. The increase in operating expense was largely due to increases in salaries and benefits, travel and entertainment, facility rental and liability insurance.  Those increases were due to increased staffing including our Business Development and Delivery as we look to continue to grow our geographic presence and product offerings.  Also included in the increase are expenses associated with the facilities started up in Libya for Pressure Control and Well Intervention and in the US for the Equipment Services business.  In addition, increases occurred in support services in order to maintain ongoing operational growth.  The remaining increase in operating expense was attributable to a reallocation of existing personnel expenses from cost of sales.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and other operating expenses were $2,869,000 for the quarter ended March 31, 2009 compared to $2,527,000 for the quarter ended March 31, 2008, an increase of $342,000, or 13.5%, in the current quarter.  During the current quarter, SG&A and other operating expenses represented 5.2% of revenues compared to 5.6% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in salaries, benefits, and professional fees.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $728,000 in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, primarily due to the depreciation increase of $722,000 resulting from an increase in capital expenditures for property and equipment in 2008.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 was $128,000 for both quarters ended March 31.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense

Interest expense increased by $304,000, or 46.3%, compared to the prior year quarter as a result the credit facility entered into on Feb. 10, 2009, to restructure our previous credit facility and acquire JWC, which increased our loan balance and required the write off of the remaining deferred financing charges related to the previous loan.

Other (Income) and Expense, Net

Other income and expenses increased by $63,000 in the quarter ended March 31, 2009 compared to the prior year quarter due to a reduction in interest income.

Income Tax Expense

Income taxes for the quarter ended March 31, 2009 totaled $897,000, or 31.6% of pre-tax income, compared to the quarter ended March 31, 2008 total of $1,993,000, or 27.9% of pre-tax income.  The decrease in tax expense for the quarter ended March 31, 2009 compared to the prior year quarter is due to a decrease in income before tax. The increase in the effective tax rate is due largely to a change in the mix of income in various tax jurisdictions, and the impact of non deductible items and credits in those jurisdictions.

Liquidity and Capital Resources

Liquidity

In early January 2009, one of our hydraulic workover units and portions of its auxiliary equipment fell from a third party freight vessel into the sea off the coast of Libya.  We believe that substantially all of our costs to replace the lost unit and its auxiliary equipment, estimated to be approximately $4 million, will be offset by recoveries under insurance policies and is included in accounts receivable - other.

At March 31, 2009, we had working capital of $41,699,000 compared to $40,169,000 at December 31, 2008.  Our cash balance at March 31, 2009 was $1,850,000 compared to $6,220,000 at December 31, 2008.  We ended the quarter with stockholders’ equity of $104,082,000 which increased $2,321,000 when compared to $101,761,000 at December 31, 2008 primarily due to our net income of $1,946,000 for the quarter ended March 31, 2009.

Our primary liquidity needs are to fund working capital, capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility.

In the first quarter of 2009, we used cash for operating activities of $1,003,000 compared to generating net cash of $5,538,000 during the first quarter of 2008.  Cash was provided by operations primarily through net income of $1,946,000, non-cash charges of $4,019,000, and decreases in prepaid expenses and other current assets of $8,000.  Non-cash charges were comprised primarily of $2,831,000 depreciation and amortization, deferred tax credit of $803,000, stock-based compensation of $375,000, and bad debt provision of $10,000.  These positive cash flows were offset by increases in receivables of $3,418,000, increases in other assets of $2,829,000, decreases in accounts payable and accrued liabilities of $359,000, increases in inventory of $348,000, and a gain on sale/disposal of assets of $22,000.  Receivables increased due to the timing of collections in the first quarter.  In part, this increase is the result of delays in receiving payment on approximately $21 million of receivables from our national oil company customers in Venezuela, in response to which we temporarily halted operations in Venezuela pending payment, as well as a dispute with an Indian customer involving $3.5 million in receivables.  Other assets increased primarily due to deferred financing charges related to the new credit agreement and to prepaid agent commissions.  Accounts payable and accrued liabilities increased primarily due to increases in third party charges associated with a larger revenue volume having those charges, and inventory increased as a result of supporting the current and planned revenue activity.

Cash used in investing activities during the quarters ended March 31, 2009 and 2008 was $12,677,000 and $6,760,000, respectively.  Capital expenditures, including capitalized interest, totaled $6,052,000 and $6,795,000 during the quarters ended March 31, 2009 and 2008, respectively.  Capital expenditures in 2009 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services and the acquisition of JWC, while our 2008 capital expenditures were primarily purchases of assets for our hydraulic workover and snubbing services and our rental equipment services.

On February 10, 2009, we acquired Houston based John Wright Company (JWC) for cash consideration of 6,668,000, net of cash acquired, and issued a promissory note issued to John. W. Wright for $3,000,000.  This transaction was funded utilizing cash obtained under our new credit facility.

We increased our net cash by $9,310,000 due to financing activities during the quarter ended March 31, 2009 primarily as a result of the new credit facility entered into on Feb. 10, 2009, which generated proceeds of $9,701,000,  net of paydown of $3,927,000 on the previous credit facility and $21,266,000 on related party debt.

On March 31, 2009, we had cash of $308,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  On March 31, 2009, included in our accounts receivable were Venezuela trade accounts receivables owing from the country’s national oil companies of $20,993,000 including $10,740,000 denominated in Bolivares Fuertes and $10,253,000 denominated in U.S. Dollars.  We had net working capital exposure of $11,941,000 including $1,712,000 denominated in Bolivares Fuertes and $10,229,000 denominated in U.S. Dollars.  Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.

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

Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States, we changed our functional currency in Venezuela from the Venezuelan Bolivar Fuerte to the U.S. Dollar.  This change allowed us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at March 31, 2009 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$34,400	$6,880	$27,520	$—	$—
Revolving credit facility	$6,826	$—	$6,826	$—	$—
Subordinated debt	$3,000	$—	$—	$3,000	$—
Capital lease payments (including interest)	$196	$50	$100	$46	$—
Future minimum lease payments	$6,657	$1,501	$2,057	$1,495	$1,604
Total commitments	$51,079	$8,431	$36,503	$4,541	$1,604

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of its tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We are in compliance with these covenants as of the date of report and expect to be in compliance for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first three months of 2009, approximately 69% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country or geographic region can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first three months of 2009, work in Venezuela and Algeria contributed 12.6% and 16.4% of our international revenues, respectively, which was up from the prior year period when revenues from these countries represented 9% and 15%, respectively, of total international revenues.  Remaining foreign revenues for the first three months of 2009 were primarily generated in the Republic of Congo, India, Libya, Dubai, and Egypt, with only India representing over 20% of total international revenues for the period.

During the first quarter of 2009, the company chose to halt operations in Venezuela until it receives payment on certain outstanding receivables from the country’s national oil companies. Management is closely monitoring the situation and will continue to maintain its bases in Venezuela until it receives further clarity.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to the risk of loss associated with movements in interest rates.  As of March 31, 2009, we had floating rate obligations totaling approximately $41.2 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the March 31, 2009 levels, our interest expense would increase by a total of approximately $155,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Our business is subject to many risks.  We describe the risks and factors that could materially adversly affect our business, financial condition, operating results or liquidity and the trading price of our common stock under “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, supplemented by the additional risk factors described below.  This information should be considered carefully together with the other information in this report and other reports and materials we file with the U.S. Securities and Exchange Commission.

Disruptions in the political and economic conditions of the foreign countries in which we operate expose us to risks that may have a material adverse effect on our business.

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our international operations accounted for approximately 78% of our consolidated revenues during the year ended December 31, 2008 and 69% for the quarter ended March 31, 2009. Our operations in Venezuela and Algeria accounted for approximately 12% and 13%, and 13% and 16%, respectively, of our consolidated revenues during the year ended December 31, 2008 and the quarter ended March 31, 2009. We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Our international operations are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

For instance, the Venezuelan National Assembly has approved a system governing how the state oil company, Petróleos de Venezuela, could gain operating control of oil producing projects.  In 2007, the Venezuelan national oil company seized control of at least a 60% stake in oil production projects where foreign oil companies previously had a majority stake and operated the production project.  Venezuelan authorities subsequently announced the intention to nationalize and/or initiate the process of expropriating assets of other industry participants.  These actions have created uncertainty in future business and investment activities among oil and natural gas companies and other business in Venezuela and have resulted in some companies withdrawing or curtailing activities in Venezuela. To the extent that these actions adversely affect our assets and operations or our customers' activities in this region, they may adversely affect our consolidated revenues, results of operations and liquidity.

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

Recent declines in oil and natural gas prices and global economic weakness have resulted in customers delaying payments on our invoices, which trend could adversely impact our liquidity, results of operations and financial condition.

In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  While historically our customer base has not presented significant credit risks, the economic recession and decrease in commodity prices has increased our exposure to the risks of nonpayment and nonperformance by our customers as a consequence of reductions in our customer’s cash flow from operations and limits on their access to capital.  For example, we have seen an increased delay in receiving payment on our receivables from our national oil company customers in Venezuela, and, in response, we have temporarily halted operations in Venezuela pending payment.  If these customers, or any of our other significant customers, delay in paying us for a prolonged period or fail to pay us a significant amount of our outstanding receivables, it may have a material adverse effect on our liquidity, results of operations and financial condition. A more than temporary halt in our operations could result in our incurring impairment charges to the carrying values of our assets, further negatively impacting our results of operations and financial condition.

To the extent that our cash flows are affected by delays in, or failures by, our customers paying our receivables, we may have to obtain additional financing through borrowings under our credit facilities and the issuance of debt and/or equity securities. Our borrowing capacity under our credit facilities and our ability to satisfy the financial covenants contained in our credit facilities may be adversely impacted by declines in our asset values or results of operations, and we may not be able to obtain additional financing on acceptable terms.

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

Date:   May 7, 2009