Form 10-Q
period 2009-06-30
BOOTS & COOTS INTERNATIONAL WELL CONTROL INC
filed 2009-08-10
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

_______________

Commission File Number 1-13817

Boots & Coots, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7908 N. Sam Houston Parkway W., 5th Floor
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

(281) 931-8884
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at August 7, 2009, was 79,758,063.

BOOTS & COOTS, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	June 30, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,788	$6,220
Restricted cash	323	—
Receivables, net	77,516	70,940
Inventory	3,054	2,746
Prepaid expenses and other current assets	8,678	10,801
Total current assets	92,359	90,707

PROPERTY AND EQUIPMENT, net	83,082	80,469
GOODWILL	14,286	9,150
INTANGIBLE ASSETS, net	8,009	3,960
OTHER ASSETS	3,702	687
Total assets	$201,438	$184,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,930	$5,523
Accounts payable	20,924	19,988
Income tax payable	3,240	5,649
Accrued liabilities	16,605	19,378
Total current liabilities	47,699	50,538
LONG-TERM DEBT, net of current maturities	39,403	5,009
RELATED PARTY LONG-TERM DEBT	3,000	21,166
DEFERRED TAXES	5,141	5,799
OTHER LIABILITIES	1,094	700
Total liabilities	96,337	83,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 79,758,000 and 77,075,000 shares issued and outstanding at June 30, 2009 and December 31, 2008)	1	1
Additional paid-in capital	128,783	128,108
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(22,449)	(25,114)
Total stockholders' equity	105,101	101,761
Total liabilities and stockholders' equity	$201,438	$184,973

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$47,048	$51,891	$101,710	$96,919

COST OF SALES, excluding depreciation and amortization	31,339	32,722	68,225	59,211
OPERATING EXPENSES	7,835	7,002	16,067	13,140
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,518	2,843	5,415	5,333
FOREIGN CURRENCY TRANSLATION	223	63	195	100
DEPRECIATION AND AMORTIZATION	3,122	2,171	5,953	4,274

OPERATING INCOME	2,011	7,090	5,855	14,861

INTEREST EXPENSE	974	654	1,935	1,311
OTHER EXPENSE, net	28	27	68	4

INCOME BEFORE INCOME TAXES	1,009	6,409	3,852	13,546
INCOME TAX EXPENSE	290	323	1,187	2,316

NET INCOME	719	6,086	2,665	11,230

Basic Earnings per Common Share:	$0.01	$0.08	$0.03	$0.15

Weighted Average Common Shares Outstanding – Basic	76,824,000	75,506,000	76,738,000	75,260,000

Diluted Earnings per Common Share:	$0.01	$0.08	$0.03	$0.14

Weighted Average Common Shares Outstanding – Diluted	78,244,000	78,073,000	78,026,000	77,626,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2009
(Unaudited)
(000’s)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid - in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, December 31, 2008	—	$—	77,075	$1	$128,108	$(1,234)	$(25,114)	$101,761
Stock based compensation	—	—	2,683	—	675	—	—	675
Net income	—	—	—	—	—	—	2,665	2,665
BALANCES, June 30, 2009	—	$—	79,758	$1	$128,783	$(1,234)	$(22,449)	$105,101

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,665	$11,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,953	4,274
Deferred tax expense (credit)	658	(681)
Stock-based compensation	675	617
Bad debt provision (recovery)	11	(192)
Gain on sale/disposal of assets	(261)	(55)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(3,383)	(13,543)
Inventory	(308)	(1,412)
Prepaid expenses and other current assets	2,129	67
Other assets	(3,015)	275
Accounts payable and accrued liabilities	(5,244)	9,414
Net cash provided by (used in) operating activities	(120)	9,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	(6,668)	—
Property and equipment additions	(11,277)	(12,372)
Proceeds from sale of property and equipment	346	54
Net cash used in investing activities	(17,599)	(12,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party debt	(21,166)	—
Payments of term loan	(5,647)	(970)
Revolving credit net borrowings (payments)	7,047	4,617
Principal payments under capital lease obligations	(24)	—
Term loan borrowings	34,400	—
Increase in restricted cash	(323)	—
Stock options exercised	—	699
Net cash provided by financing activities	14,287	4,346
Net increase(decrease) in cash and cash equivalents	(3,432)	2,022
CASH AND CASH EQUIVALENTS, beginning of period	6,220	6,501
CASH AND CASH EQUIVALENTS, end of period	$2,788	$8,523

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,416	$1,386
Cash paid for income taxes	3,672	3,466
NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term notes issued for acquisition of business	3,000	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance withaccounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2008, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months  and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  The name of the Company was changed to “Boots & Coots, Inc.”  from “Boots & Coots International Well Control, Inc.” upon approval by a majority stockholder vote at our annual meeting of stockholders on May 21, 2009.

The carrying values of financial instruments, including cash, accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. We use available market rates to estimate the fair value of debt which approximated the carrying value at June 30, 2009.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

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

In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s results from operations or financial position.

In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “ Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s results from operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the new disclosure requirements in our June 30, 2009 condensed consolidated financial statements. We have evaluated subsequent events after the balance sheet date of June 30, 2009 to August 10, 2009 which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities. “   This statement clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009.  We will adopt SFAS No. 167 on January 1, 2010 and have not yet determined the impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	June 30, 2009 (unaudited)	December 31, 2008

	(000’s)
Receivables, net:
Trade	$59,439	$52,007
Unbilled Revenue	15,599	19,298
Federal income tax receivable	—	1,215
Other	4,676	805
Allowance for doubtful accounts	(2,198)	(2,385)
	$77,516	$70,940

	June 30, 2009 (unaudited)	December 31, 2008

	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$3,241	$4,604
Prepaid insurance	626	2,010
Other	4,811	4,187
	$8,678	$10,801

	June 30, 2009 (unaudited)	December 31, 2008

	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	4,249	3,579
Equipment	88,039	76,771
Furniture, fixtures and office	2,844	2,701
Vehicles	3,699	3,912
Capital leases	201	177
Construction in progress	7,716	11,811

Total property and equipment	107,319	99,522
Less: Accumulated depreciation	(24,237)	(19,053)
	$83,082	$80,469

	June 30, 2009 (unaudited)	December 31, 2008

	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$5,239	$9,325
Accrued insurance	711	1,092
Accrued taxes, other than foreign income tax	5,042	4,278
Other	5,613	4,683
	$16,605	$19,378

D.  BUSINESS ACQUISITION AND GOODWILL

John Wright Company Acquisition

On February 10, 2009, we acquired John Wright Company (JWC) for $9.7 million, net of cash acquired. JWC provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide.  The transaction was effective for accounting and financial purposes as of February 10, 2009.

In accordance with SFAS No. 141(R), “Business Combinations”, we used the acquisition method to account for our acquisition of JWC.  Under the acquisition method of accounting, the assets acquired and liabilities assumed from JWC were recorded at the date of acquisition at their respective fair values.

The purchase price exceeded the fair value of acquired assets and assumed liabilities of $0.1 million, net of cash, resulting in a recognition of goodwill of approximately $5.1 million and intangible assets of approximately $4.5 million.  The total purchase price less cash acquired of $0.3 million was $9.7 million and consisted of a promissory note issued to John W. Wright for $3.0 million and cash of $7.0 million.  The operating results of JWC are included in the consolidated financial statements subsequent to the February 10, 2009 effective date.

The preliminary fair values of the assets acquired and liabilities assumed effective February 10, 2009 are as follows (in thousands):

Current assets (excluding cash)	$119
Goodwill	5,136
Intangible Assets	4,483
Total assets acquired	9,738

Total liabilities assumed	65
Net assets acquired	$9,673

The intangible assets relate to customer relationships, non-compete agreement, trade name, process diagram and proprietary software, the preliminary value of which has been recorded.  The final evaluation and adjustment to goodwill will be completed within one year from the acquisition date, and the remaining goodwill is expected to be supported by the synergisms of our integrating the Company’s technologies into our Safeguard program which is currently our fastest growing service line and which is in our Pressure Control segment.   Acquisition costs of $89,000 are included in selling, general and administrative expenses for the three months ended March 31, 2009 and six months ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(000’s)	Pro forma (000’s)	Pro forma (000’s)	Pro forma (000’s)
Revenue	$47,048	$53,081	$101,946	$98,771
Operating Income	2,073	7,496	5,834	15,423
Net Income	781	6,467	2,644	11,654
Basic Earnings Per Share	0.01	0.09	0.03	0.15
Diluted Earnings Per Share	0.01	0.08	0.03	0.15

Basic Shares Outstanding	76,824	75,506	76,738	75,260
Diluted Shares Outstanding	78,244	78,703	78,026	77,626

The carrying amount of goodwill at June 30, 2009 of $14,286,000 consists of $5,136,000 from the John Wright Company acquisition, $4,824,000 from the StassCo Pressure Control, LLC (StassCo) acquisition in 2007 and $4,326,000 from the acquisition of the hydraulic well control business (HWC) of Oil States Energy Services, Inc. in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007 and the John Wright Company acquisiton on February 10, 2009. There were no intangible assets prior to these acquisitions.

June 30, 2009
(Unaudited) (000’s)
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Customer relationships	$4,048	$549	$3,499
Non-compete agreements	1,677	496	1,181
Proprietary software	1,507	39	1,468
Trade name	1,336	52	1,284
Process diagram	600	23	577
	$9,168	$1,159	$8,009

Amortization expense on intangible assets for the three months and the six months ended June 30, 2009 was (in thousands) $306 and $434, respectively.  Total amortization expense is expected to be (in thousands) $918, $969, $969, $782 and $734 in 2009, 2010, 2011, 2012 and 2013, respectively.  Amortization for the three months and six months ended June, 30, 2008 was $128, and $256, respectively.

F. LONG-TERM DEBT

Long-term debt and notes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $20.0 million, a borrowing base of $18.3 million and an average interest rate of 6.74% as of June 30, 2009, and a borrowing base of $10.3 million and an average interest rate of 8.1% for the year ended December 31, 2008 (1)	$13,479	$6,432
U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.43% as of June 30, 2009 and credit facility with initial borrowings of $9.7 million payable over 60 months and average interest rate of 5.6% for the year ended December 31, 2008 (1)	32,680	3,927
Capital lease obligations	174	173
Total debt	46,333	10,532
Less: current maturities	(6,930)	(5,523)
Total long-term debt	$39,403	$5,009

(1)	Loan information provided as of December 31, 2008 is related to the previous credit facility paid in full on February 10, 2009.

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

Interest under the Credit Agreement accrues at a base rate (which is the greater of the Federal Funds Rate plus 1.50%, Well’s Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.

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

The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of June 30, 2009.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States International and to fund our purchase of John Wright Company.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009.  The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on February 10, 2014.  Interest is accrued monthly and payable semi-annually on February 15 and August 15.  The interest expense on the note was $93,000 for the six months ended June 30, 2009.  In addition to this debt, John Wright entered into an employment agreement with the Company.

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bore interest at a rate of 10% per annum, and required a one-time principal payment on September 9, 2010.  Interest was accrued monthly and was payable quarterly.  The interest expense on the note was $229,000 and $1,058,000 for the six months ended June 30, 2009 and 2008, respectively.  This note was paid in full on February 10, 2009 with proceeds from the new $54.4 million syndicated credit agreement.

H. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Employment Contracts

We have employment contracts with certain executives and other key employees with contract terms that include lump sum payments of up to two years of compensation including salary, benefits and incentive pay upon termination of employment under certain circumstances.

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$719	$6,086	$2,665	$11,230
Denominator:
For basic earnings per share- weighted-average shares	76,824	75,506	76,738	75,260
Effect of dilutive securities:
Stock options and warrants(1)	1,420	2,567	1,288	2,366
Denominator:
For diluted earnings per share – weighted-average shares	78,244	78,073	78,026	77,626

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three months and six months ended June 30, 2009 and June 30, 2008.

The exercise price of our stock options and stock warrants varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at June 30, 2009, and 2008 included: (1) 4,885,000 and 5,099,500 common shares, respectively, issuable upon exercise of stock options, and (2) zero and 163,500 common shares, respectively, issuable upon exercise of stock purchase warrants.

J. EMPLOYEE “STOCK-BASED” COMPENSATION

We apply the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values.

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  For the six month periods ended June 30, 2009 and June 30, 2008, there were no stock options granted.

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

We operate in three business segments:  Pressure Control, Well Intervention and Equipment Services.  Intercompany transfers between segments were not material.  Our accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. While cost of sales expenses are variable based upon the type of revenue generated, the majority of our operating expenses represent fixed costs for base labor charges, rent and utilities.  For purposes of this presentation, operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and a pro rata allocation of remaining non-segment specific expenses are assigned between segments based upon relative revenues.  Selling, general and administrative and corporate expenses have been allocated between segments in proportion to their relative revenue. Business segment operating data from continuing operations is presented for purposes of management discussion and analysis of operating results.

The Pressure Control segment consists of personnel and services provided during critical well events and for prevention services and project management.  These services also include snubbing and pressure control services that are provided during a response to a critical well event to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs. The prevention and project management services are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.

Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators. This segment includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services.

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We cross-sell pressure control equipment, rentals and services to customers of our Pressure Control and Well Intervention businesses, which has driven its growth to date.

Information concerning segment operations for the three months and six months ended June 30, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)

Three Months Ended June 30, 2009:
Operating Revenues	$22,587	$18,615	$5,846	$47,048
Operating Income(Loss)(1)(2)	2,210	(747)	548	2,011
Identifiable Operating Assets(3)(5)	49,338	121,428	30,672	201,438
Capital Expenditures	236	4,655	6,386	11,277
Depreciation and Amortization(1)	161	2,146	815	3,122

Three Months Ended June 30, 2008:
Operating Revenues	$22,597	$22,767	$6,527	$51,891
Operating Income(1)(2)	4,636	672	1,782	7,090
Identifiable Operating Assets(4)(5)	32,202	112,789	16,350	161,341
Capital Expenditures	364	7,290	4,718	12,372
Depreciation and Amortization(1)	271	1,588	312	2,171

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)

Six Months Ended June 30, 2009:
Operating Revenues	$49,621	$39,084	$13,005	$101,710
Operating Income(Loss)(1)(2)	5,014	(1,844)	2,685	5,855
Identifiable Operating Assets(3)(5)	49,338	121,428	30,672	201,438
Capital Expenditures	236	4,655	6,386	11,277
Depreciation and Amortization(1)	309	4,210	1,434	5,953

Six Months Ended June 30, 2008:
Operating Revenues	$37,031	$50,007	$9,881	$96,919
Operating Income(1)(2)	8,626	4,241	1,994	14,861
Identifiable Operating Assets(4)(5)	32,202	112,789	16,350	161,341
Capital Expenditures	364	7,290	4,718	12,372
Depreciation and Amortization(1)	641	3,077	556	4,274

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At June 30, 2009
(4)	At June 30, 2008
(5)
Identifiable Operating Assets have been assigned to each segment based upon specific identification of assets and the remaining non-segment specific assets have been allocated pro-rata between segments in proportion to their relative revenues.

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of June 30, 2009 totaling $0.6 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of June 30, 2009 was $0.3 million.

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

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly, in the first quarter 2009, $0.7 million of valuation allowance was released, which represents one year of the Company’s NOL limitation ($2.1 million).

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

Overview

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies, principally in North America, South America, North Africa, West Africa, the Middle East and Asia, including training, contingency planning, well plan reviews, audits, inspection services, engineering services, pressure control equipment rental services, hydraulic snubbing workovers, well completions and plugging and abandonment services.

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

Segment Information

Our operating segments are our service lines, which we aggregate into three reporting segments. These reporting segments are pressure control, well intervention and equipment services.  Previously, we presented two reporting segments, response services and well intervention services.  During the fourth quarter of fiscal 2008, we reassessed the level at which SFAS No. 131 operating segment criteria is met, and as a result, changed our operating segments.  As a result of this change, the composition of our reporting segments was also revised.  All prior year segment information has been restated to conform to the fiscal 2009 presentation.

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

The Pressure Control segment consists of personnel and services provided during a critical well event. These services also include snubbing and pressure control services provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs. This segment also includes services that are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services.

Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators.  This segment includes services performed by hydraulic workover and snubbing units that are used to enhance production of oil and gas wells. These units are used for underbalanced drilling, workover, well completions and plugging and abandonment services.

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We cross-sell pressure control equipment, rentals and services to customers of our Pressure Control and Well Intervention businesses, which has driven its growth to date.

Results of operations

Information concerning operations in different business segments for the three months and six months ended June 30, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited) (000’s)
	2009	2008	2009	2008
Revenues
Pressure Control	$22,587	$22,597	$49,621	$37,031
Well Intervention	18,615	22,767	39,084	50,007
Equipment Services	5,846	6,527	13,005	9,881
	$47,048	$51,891	$101,710	$96,919
Cost of Sales
Pressure Control	$15,499	$13,069	$34,286	$19,495
Well Intervention	12,880	16,082	28,154	34,006
Equipment Services	2,960	3,571	5,785	5,710
	$31,339	$32,722	$68,225	$59,211
Operating Expenses(1)
Pressure Control	$3,509	$3,383	$7,373	$6,233
Well Intervention	3,116	3,115	6,285	5,829
Equipment Services	1,210	504	2,409	1,078
	$7,835	$7,002	$16,067	$13,140
Selling, General and Administrative Expenses(2)
Pressure Control	$1,208	$1,238	$2,639	$2,036
Well Intervention	1,220	1,310	2,279	2,854
Equipment Services	313	358	692	543
	$2,741	$2,906	$5,610	$5,433
Depreciation and Amortization(1)
Pressure Control	$161	$271	$309	$641
Well Intervention	2,146	1,588	4,210	3,077
Equipment Services	815	312	1,434	556
	$3,122	$2,171	$5,953	$4,274
Operating Income(Loss)
Pressure Control	$2,210	$4,636	$5,014	$8,626
Well Intervention	(747)	672	(1,844)	4,241
Equipment Services	548	1,782	2,685	1,994
	$2,011	$7,090	$5,855	$14,861
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

Comparison of the Three Months Ended June 30, 2009 with the Three Months Ended June 30, 2008

Revenues

Pressure Control revenues were $22,587,000 for the quarter ended June 30, 2009, compared to $22,597,000 for the quarter ended June 30, 2008, representing a decrease of  $10,000, in the current quarter. The decrease reflected a reduction in response revenue offset by a net increase from prevention and risk management projects.

Well Intervention revenues were $18,615,000 for the quarter ended June 30, 2009, compared to $22,767,000 for the quarter ended June 30, 2008, representing a decrease of $4,152,000, or 18.2%, in the current quarter.  The decrease was primarily due to the suspension of operations for most of the quarter in Venezuela .  The results were also negatively impacted by a slowdown in the North American regions of the Gulf of Mexico and Rocky Mountains that were partially offset by improved results in the Northeast and Southeast regions.  In addition, the current year second quarter had increased revenue resulting from the new contracts in Libya and Algeria.

Equipment service revenues were $5,846,000 for the quarter ended June 30, 2009, compared to $6,527,000 for the quarter ended June 30, 2008, a decrease of $681,000, or 10.4%, in the current quarter.  This decrease is primarily due to revenue from two non-recurring second quarter 2008  international projects totaling $4,192,000 and offset by domestic and other international expansion of our equipment rental and services business.

Cost of Sales

Pressure Control cost of sales was $15,499,000 for the quarter ended June 30, 2009, compared to $13,069,000 for the quarter ended June 30, 2008, an increase of $2,430,000, or 18.6%, in the current quarter.  For the quarter ended June 30, 2009, cost of sales represented 68.6% of revenues compared to 57.8% of revenues for the quarter ended June 30, 2008. The increases are primarily due to a higher proportion of lower margin revenue with related third party costs in 2009 in relation to 2008 as well as reduced activity in response, in the current quarter.

Well Intervention cost of sales was $12,880,000 for the quarter ended June 30, 2009, compared to $16,082,000 for the quarter ended June 30, 2008, a decrease of $3,202,000, or 19.9%, in the current quarter.  For the quarter ended June 30, 2009, cost of sales represented 69.2% of revenues compared to 70.6% of revenues for the quarter ended June 30, 2008.  The decrease in cost of sales is generally attributable to the decreased revenue volume and cost reduction efforts.

Equipment Services cost of sales was $2,960,000 for the quarter ended June 30, 2009, compared to $3,571,000 for the quarter ended June 30, 2008, a decrease of $611,000, or 17.1%, in the current quarter.  For the quarter ended June 30, 2009, cost of sales was 50.6% of revenue compared to 54.7% of revenue for the quarter ended June 30, 2008.  The percentage of revenue decrease was primarily due to lower related third party costs in 2009 in relation to 2008.

Operating Expenses

Consolidated operating expenses were $7,835,000 for the quarter ended June 30, 2009, compared to $7,002,000 for the quarter ended June 30, 2008, an increase of $833,000, or 11.9%, in the current quarter. During the current quarter, operating expenses represented 16.7% of revenues compared to 13.5% of revenues in the prior year quarter.  Due to increased staffing in our Business Development and Delivery group as we expand our capacity to pursue opportunities  to grow our geographic presence and product offerings, we had  increases in salaries and benefits, travel and entertainment, and facility rental.    Also included in the increase are start up expenses associated with new facilities in Libya for Pressure Control and Well Intervention and in the US for our Equipment Services business.  In addition, increases occurred in support services in order to maintain ongoing operational growth.  The remaining increase in operating expense was attributable to a reallocation of existing personnel expenses from cost of sales.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and foreign currency translation expenses were $2,741,000 for the quarter ended June 30, 2009, compared to $2,906,000 for the quarter ended June 30, 2008, a decrease of $165,000, or 5.7%, in the current quarter.  During the current quarter, SG&A and foreign currency translation expenses represented 5.8% of revenues compared to 5.6% of revenues in the prior year quarter. The decrease in total SG&A expense was primarily due to decreases in bonus accruals, and advertising and customer relations expenses which were partially offset by an increase in the foreign translation expense due to a weaker U.S. Dollar.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $951,000 in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, primarily due to the depreciation increase of $762,000 resulting from an increase in capitalized assets since June 30, 2008.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 and John Wright Company in first quarter 2009 was $306,000 for the quarter ended June 30, 2009.  The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense increased by $320,000, or 48.9%, compared to the prior year quarter and includes an increase of $129,000 in amortization of deferred financing charges resulting from the new syndicated credit agreement.  The remaining increase was primarily a result of higher borrowings due to acquisition and working capital requirements in the current year quarter.

Other Expense, Net

Other expense, net  increased by $1,000 in the quarter ended June 30, 2009 compared to the prior year quarter due to a reduction in interest income.

Income Tax Expense

Income taxes for the quarter ended June 30, 2009 totaled $290,000, or 28.7% of pre-tax income compared to the quarter ended June 30, 2008 which totaled $323,000, or 5.0% of pre-tax income.  The decrease in tax expense for the quarter ended June 30, 2009 compared to the prior year quarter is due to a decrease in income before tax offset by an increase in the effective tax rate.  The increase in the effective tax rate is largely due to the increase in income from taxing jurisdictions with higher foreign tax rates, but offset by the utilization of foreign tax credits, the utilization of US net operating loss carryforward and the release of associated valuation allowances.

Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008

Revenues

Pressure Control revenues were $49,621,000 for the six months ended June 30, 2009, compared to $37,031,000 for the six months ended June 30, 2008, representing an increase of $12,590,000, or 34.0%, in the current period. The increase was primarily due to an increase in international revenue from prevention and risk management projects, offset by projects completed during 2008 in addition to a downturn in response revenue.

Well Intervention revenues were $39,084,000 for the six months ended June 30, 2009, compared to $50,007,000 for the six months ended June 30, 2008, representing a decrease of $10,923,000, or 21.8%, in the current period.  The decrease was primarily due to the one time project in Bangladesh that was included in the revenue for the prior year period. The results were also negatively impacted by the suspension of operations in Venezuela during the first quarter of 2009, reduced business in the Middle East, the loss of a tender in Egypt and a slowdown in the North American regions of the Rocky Mountains, Mid-Continent and Gulf of Mexico that were partially offset by improved results in the Northeast  and Southeast regions.  In addition, the current year first six months had revenue increases in Algeria as well as revenue from the commencement of operations in Libya.

Equipment service revenues were $13,005,000 for the six months ended June 30, 2009, compared to $9,881,000 for the six months ended June 30, 2008, an increase of $3,124,000, or 31.6%, in the current period.  This increase is due to the expansion of our equipment rental and services business which began in August 2007.

Cost of Sales

Pressure Control cost of sales was $34,286,000 for the six months ended June 30, 2009, compared to $19,495,000 for the six months ended June 30, 2008, an increase of $14,791,000, or 75.9%, in the current period.  For the six months ended June 30, 2009, cost of sales represented 69.1% of revenues compared to 52.6% of revenues for the six months ended June 30, 2008. The increase in cost of sales is generally attributable to increased revenues, while the cost of sales as a percentage of revenue increased primarily due to a higher proportion of lower margin revenue with related third party costs in 2009 in relation to 2008 as well as reduced activity in response in the current six month period.

Well Intervention cost of sales was $28,154,000 for the six months ended June 30, 2009, compared to $34,006,000 for the six months ended June 30, 2008, a decrease of $5,852,000, or 17.2%, in the current period.  For the six months ended June 30, 2009, cost of sales represented 72.0% of revenues compared to 68.0% of revenues for the six months ended June 30, 2008. The decrease in cost of sales is generally attributable to the decrease in revenues, while the increase in cost of sales as a percentage of revenue is primarily due to carrying costs associated with our operations in Venezuela during our suspension of operations there, the loss of a tender in Egypt, and lower revenues in the Middle East and Rocky Mountain regions.

Equipment Services cost of sales was $5,785,000 for the six months ended June 30, 2009, compared to $5,710,000 for the six months ended June 30, 2008, an increase of $75,000, or 1.3%, in the current period.  For the six months ended June 30, 2009, cost of sales was 44.5% of revenue compared to 57.8% of revenue for the six months ended June 30, 2008.  The increase in cost of sales is generally attributable to increased revenues, while the cost of sales percentage of revenue decrease was primarily due to a lower proportion of revenue with related third party costs in 2009 in relation to 2008.

Operating Expenses

Consolidated operating expenses were $16,067,000 for the six months ended June 30, 2009, compared to $13,140,000 for the six months ended June 30, 2008, an increase of $2,927,000, or 22.3%, in the current period. During the current year first six month period, operating expenses represented 15.8% of revenues compared to 13.6% of revenues in the prior year first six months. The increase in operating expenses was primarily due to increases in salaries and benefits, liability insurance and facility rental. The increases were due to increased staffing in our Business Development and Delivery group as we expand our capacity to pursue opportunities to grow our geographic presence and product offerings.  Also included in the increase are start up expenses associated with new facilities in Libya for Pressure Control and Well Intervention and in the US for our Equipment Services business.  In addition, increases occurred in support services in order to maintain ongoing operational growth.  The remaining increase in operating expense was attributable to a reallocation of existing personnel expenses from cost of sales.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) and foreign currency translation expenses were $5,610,000 for the six months ended June 30, 2009, compared to $5,433,000 for the six months ended June 30, 2008, an increase of $177,000, or 3.3%, in the current period.  During the six months ended June 30, 2009, SG&A and foreign currency translation expenses represented 5.5% of revenues compared to 5.6% of revenues in the prior year first six months. The increase in total SG&A expense was primarily due to increases in salaries and benefits and professional fees supporting the growth in our geographic expansion and service lines.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $1,679,000 in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to the depreciation increase of $1,485,000 resulting from an increase in capitalized assets in 2009.  Amortization of intangible assets related to our acquisitions of StassCo Pressure Control LLC in August 2007 and the John Wright Company  in February 2009  was $434,000 for the six months ended June 30, 2009 and $256,000 in 2008.  The intangible assets related to StassCo purchase consists of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense increased by $624,000, or 47.6%,  in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  This includes $359,000 for the increase in amortization of deferred financing charges resulting from the new syndicated credit agreement and the required write off of $146,000 of the remaining deferred financing charges related to the previous loan.  The remaining increase was primarily a result of higher borrowings in the current year period.

Other Expense, Net

Other expense, net increased by $64,000 in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a reduction in interest income.

Income Tax Expense

Income taxes for the six months ended June 30, 2009 totaled $1,187,000, or 30.8% of pre-tax income compared to the six months ended June 30, 2008 which totaled $2,316,000, or 17.1% of pre-tax income.  The decrease in tax expense for the six months ended June 30, 2009 compared to the prior year period is due to a decrease in income before tax offset by an increase in the effective tax rate.  The increase in the effective tax rate is largely due to the increase in US source income as compared to foreign source income with lower tax rates, but offset by the utilization of foreign tax credits and the release of associated valuation allowances.

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

At June 30, 2009, we had working capital of $44,660,000 compared to $40,169,000 at December 31, 2008.  Our cash balance at June 30, 2009 was $2,788,000 compared to $6,220,000 at December 31, 2008.  We ended the quarter with stockholders’ equity of $105,101,000 which increased $3,340,000 when compared to $101,761,000 at December 31, 2008 primarily due to our net income of $2,665,000 for the six months ended June 30, 2009.

Our primary liquidity needs are to fund working capital, capital expenditures such as assembling hydraulic units, expanding our pressure control fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility.

In the first six months of 2009, we used cash for operating activities of $120,000 compared to generating net cash from operating activities of $9,994,000 during the first six months of 2008.  Cash was provided by operations primarily through net income of $2,665,000, non-cash charges of $7,297,000 and decreases in prepaid expenses and other current assets of $2,129,000.  Non-cash charges were comprised primarily of $5,953,000 of depreciation and amortization, deferred tax expense of $658,000, stock-based compensation of $675,000, and bad debt provision of $11,000.  These positive cash flows were offset by decreases in accounts payable and accrued liabilities of $5,244,000, increases in receivables of $3,383,000, increases in other assets of $3,015,000, increases in inventory of $308,000, and a gain on sale/disposal of assets of $261,000.  Prepaid expenses and other current assets decreased primarily due to amortization of prepaid insurance.  Accounts payable and accrued liabilities decreased primarily due to reductions in accrued compensation and foreign income taxes.  Receivables increased due to the timing of collections in the first six months.  In part, this increase is the result of delays in receiving payment on approximately $18.6 million of receivables from our national oil company customers in Venezuela, in response to which we temporarily suspended operations in Venezuela pending payment, as well as a dispute with an Indian customer involving $3.5 million in receivables.  Other assets increased primarily due to deferred financing charges related to the new credit agreement and to prepaid agent commissions, and inventory increased as a result of supporting the current and planned revenue activity.

Cash used in investing activities during the six months ended June 30, 2009 and 2008 was $17,599,000 and $12,318,000, respectively.  Capital expenditures, including capitalized interest, totaled $11,277,000 and $12,372,000 during the six months ended June 30, 2009 and 2008, respectively.  Capital expenditures in 2009 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services and the acquisition of JWC, while our 2008 capital expenditures were primarily purchases of assets for our hydraulic workover and snubbing services and our rental equipment services.

On February 10, 2009, we acquired Houston based John Wright Company (JWC) for cash consideration of $6,668,000, net of cash acquired, and issued a promissory note issued to John. W. Wright for $3,000,000.  This transaction was funded utilizing cash obtained under our new credit facility.

We increased our net cash by $14,287,000 due to financing activities during the six months ended June 30, 2009 primarily as a result of the new credit facility entered into on February 10, 2009, which generated proceeds of $9,701,000,  net of paydown of $3,927,000 on the previous credit facility and $21,166,000 on related party debt. We generated net cash of $4,346,000 from financing activities during the six months ended June 30, 2008 primarily as a result of borrowings under our revolving credit facility of $4,617,000.

On June 30, 2009, we had cash of $1,393,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  On June 30, 2009, included in our accounts receivable were Venezuela trade accounts receivables owing from the country’s national oil companies of $18,631,000 including $9,407,000 denominated in Bolivares Fuertes and $9,224,000 denominated in U.S. Dollars.  The table below shows the amounts of Venezuela trade accounts receivables as of March 31, 2009 in relation to the amounts of those same receivables uncollected as of June 30, 2009 and August 7, 2009.

March 31, 2009 Venezuela Receivable Balances and Subsequent Collections
(in thousands)

	March 31, 2009	June 30,2009	August 7, 2009
Bolivares Fuertes	$10,740	$9,399	$7,009
U.S Dollars denominated (1)	10,253	9,224	8,301
Total	$20,993	$18,623	$15,310

 _________________________________
(1) The U.S. Dollar denominated receivables included in these amounts are settled partially in a set amount of  Bolivares Fuertes to U.S. Dollars, and the balance is settled in U.S. Dollars.  The amount to be settled in U.S. Dollars as of August 7, 2009 is $4,917,000.

As of June 30, 2009, we had net working capital exposure of $11,479,000 including $1,750,000 denominated in Bolivares Fuertes and $9,729,000 denominated in U.S. Dollars.  Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies, and we partially do this in Venezuela.

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

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at June 30, 2009 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$32,680	$6,880	$25,800	$—	$—
Revolving credit facility	$13,479	$—	$13,479	$—	$—
Subordinated debt	$3,000	$—	$—	$3,000	$—
Capital lease payments (including interest)	$222	$59	$116	$47	$—
Future minimum lease payments	$8,718	$1,852	$3,268	$1,676	$1,922
Total commitments	$58,099	$8,791	$42,663	$4,723	$1,922

Credit Facilities/Capital Resources

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on June 30, 2009 was $32.7 million on the term credit facility and $13.5 million on the revolving credit facility.  The revolving credit facility borrowing base was $18.3 million at June 30, 2009, adjusted for $1.2 million outstanding under letters of credit and guarantees leaving $3.6 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Well’s Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2009 was 7.50% and 5.63%, respectively

The Credit Agreement is unconditionally guaranteed by all of our current and future domestic subsidiaries (collectively, the “Guarantors”) and secured by substantially all of our assets and those of the Guarantors, including a pledge of all of the capital stock of our direct and indirect domestic subsidiaries and 66% of the capital stock of our first-tier foreign subsidiaries. We have not entered into any interest rate hedges with respect to the Credit Agreement but may elect to do so in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first six months of 2009, approximately 68% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country or geographic region can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first six months of 2009, work in Venezuela and Algeria contributed 7% and 19% of our consolidated revenues, respectively, which was collectively down slightly from the prior year period when revenues from these countries represented 12% and 18%, respectively, of total consolidated revenues.  Remaining foreign revenues for the first six months of 2009 were primarily generated in the Republic of Congo, India, Libya, Dubai, and Egypt, with only India representing over 20% of total international revenues for the period.

During the first quarter of 2009, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received. Effective June 2009, for all future services which will be settled in U.S. Dollars, revenue will be recognized as cash is collected. The current accounts receivable to be settled in U.S. Dollars is approximately $4.9 million.  The Company continues efforts to collect accounts receivable and unbilled revenue. Since the Company's last quarterly earnings release on May 7, 2009, the Company has collected approximately $5.1 million (U.S. currency equivalent). Management is closely monitoring the situation and will continue to maintain its bases in Venezuela.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to movements in interest rates.  As of June 30, 2009, we had floating rate obligations totaling approximately $46.2 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the June 30, 2009 levels, our interest expense would increase by a total of approximately $212,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Item 1A.  Risk Factors

Our business is subject to many risks.  We describe the risks and factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock under “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, supplemented by the additional risk factors described below.  This information should be considered carefully together with the other information in this report and other reports and materials we file with the U.S. Securities and Exchange Commission.

Disruptions in the political and economic conditions of the foreign countries in which we operate expose us to risks that may have a material adverse effect on our business.

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our international operations accounted for approximately 78% of our consolidated revenues during the year ended December 31, 2008 and 68% for the six months ended June 30, 2009. Our operations in Venezuela and Algeria accounted for approximately 12% and 13%, and 7% and 19%, respectively, of our consolidated revenues during the year ended December 31, 2008 and the six months ended June 30, 2009. We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Our international operations are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

—	expropriation and nationalization of our assets or those of our customers in that country;
—	political and economic instability;
—	strikes or work stoppages, civil unrest, acts of terrorism, force majeure, war or other armed conflict;
—	natural disasters, including those related to earthquakes and flooding;
—	inflation;
—	currency fluctuations, devaluations, conversion and expropriation restrictions;
—	confiscatory taxation or other adverse tax policies;
—	governmental activities that limit or disrupt markets, restrict or reduce payments, or limit the movement of funds;
—	governmental activities that may result in the deprivation of contract rights; and
—	trade restrictions and economic embargoes imposed by the United States and other countries.

Due to the unsettled political conditions in many oil-producing areas in which we operate, including parts of Africa, South America and the Middle East, our revenue and profits are subject to increased risk of the foregoing risks, which could impact the supply and pricing for oil and natural gas, disrupt our operations, and increase our costs for security worldwide.

For instance, the Venezuelan National Assembly has approved a system governing how the state oil company, Petróleos de Venezuela, could gain operating control of oil producing projects.  In 2007, the Venezuelan national oil company seized control of at least a 60% stake in oil production projects where foreign oil companies previously had a majority stake and operated the production project.   These actions have created uncertainty in future business and investment activities among oil and natural gas companies and other business in Venezuela and have resulted in some companies withdrawing or curtailing activities in Venezuela. More recently, the Venezuela National Assembly enacted legislation that allows the Venezuelan government, directly or through its state oil company, to assume control over the operations and assets of certain oil service providers in exchange for reimbursement of the book value of the assets adjusted for certain liabilities.  To the extent that these actions adversely affect our assets and operations or our customers' activities in this region, they may adversely affect our consolidated revenues, results of operations and liquidity.

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

Recently, commodity prices have been extremely volatile and have declined substantially.  While current commodity prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining their future spending levels and demand for our products and services.  Additionally, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the capital markets and the availability of credit.  Additionally, many of our customers' equity values have substantially declined.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in our customers reducing capital expenditure budgets, curtailing operations or failing to meet their obligations as they come due. A material reduction in, or curtailment of, the operations or growth of our customer base as a whole, or any failure of our customers to meet or continue their contractual obligations to us could have a material adverse effect on our revenues and results of operations.

Recent declines in oil and natural gas prices and global economic weakness have resulted in customers delaying payments on our invoices, which trend could adversely impact our liquidity, results of operations and financial condition.

In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  While historically our customer base has not presented significant credit risks, the economic recession and decrease in commodity prices has increased our exposure to the risks of nonpayment and nonperformance by our customers as a consequence of reductions in our customer’s cash flow from operations and limits on their access to capital.  For example, we have seen an increased delay in receiving payment on our receivables from our national oil company customers in Venezuela, and, in response, we temporarily suspended operations in Venezuela pending payment, and we resumed operations in the second quarter as partial payment was received.  If these customers, or any of our other significant customers, delay in paying us for a prolonged period or fail to pay us a significant amount of our outstanding receivables, it may have a material adverse effect on our liquidity, results of operations and financial condition. A more than temporary halt in our operations could result in our incurring impairment charges to the carrying values of our assets, further negatively impacting our results of operations and financial condition.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On May 21, 2009, we convened our annual meeting of the stockholders at the Company’s facilities located at 116 Venture Blvd., Houma, Louisiana 70361.  At the meeting, the stockholders were asked to vote on the following three proposals:

Proposal Number 1, to elect K.Kirk Krist and Douglas E. Swanson as Class III directors of the corporation to serve for a term of three years each was approved with:

As to Mr. Krist: 61,526,986 shares voting for, and 3,254,453 shares withholding authority to vote.

As to Mr. Swanson: 61,601,683 shares voting for, and 3,179,756 shares withholding authority to vote.

Proposal Number 2, to amend the 2004 Long Term Incentive Plan to increase the number of authorized shares under the Plan from 8,000,000 shares to 11,000,000 shares, was approved with:

21,900,275 shares voting for,
8,462,312 shares voting against,
450,829 shares abstaining, and
33,967,964 shares non-votes.

Proposal Number 3, to amend the Amended and Restated Certificate of Incorporation to change the name of the Company to “Boots & Coots, Inc.” was approved, with:

63,858,416 shares voting for,
828,778 shares voting against, and
94,246 shares abstaining.

Also continuing to serve their terms as directors of the Company after the annual meeting were W. Richard Anderson, Robert G. Croyle, Robert S. Herlin, E.J. DiPaolo and Jerry Winchester.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
*31.1	Sec.302 Certification by Jerry Winchester
*31.2	Sec.302 Certification by Cary Baetz
*32.1	Sec.906 Certification by Jerry Winchester
*32.2	Sec.906 Certification by Cary Baetz

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

By	/s/Cary Baetz
Cary Baetz
Chief Financial Officer

Date:   August 10, 2009