Form 10-Q
period 2009-09-30
Boots & Coots, Inc.
filed 2009-11-09
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at November 6, 2009, was 80,045,703.

BOOTS & COOTS, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	September 30, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,336	$6,220
Restricted cash	323	—
Receivables, net	65,936	70,940
Inventory	3,319	2,746
Prepaid expenses and other current assets	11,682	10,801
Total current assets	87,596	90,707

PROPERTY AND EQUIPMENT, net	81,813	80,469
GOODWILL	14,313	9,150
INTANGIBLE ASSETS, net	7,741	3,960
OTHER ASSETS	3,126	687
Total assets	$194,589	$184,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,930	$5,523
Accounts payable	17,170	19,988
Income tax payable	3,513	5,649
Accrued liabilities	14,470	19,378
Total current liabilities	42,083	50,538
LONG-TERM DEBT, net of current maturities	35,580	5,009
RELATED PARTY LONG-TERM DEBT	3,000	21,166
DEFERRED TAXES	6,203	5,799
OTHER LIABILITIES	1,152	700
Total liabilities	88,018	83,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 80,047,000 and 77,075,000 shares issued and outstanding at September 30, 2009 and December 31, 2008)	1	1
Additional paid-in capital	129,431	128,108
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(21,627)	(25,114)
Total stockholders' equity	106,571	101,761
Total liabilities and stockholders' equity	$194,589	$184,973

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$40,317	$56,452	$142,027	$153,371

COST OF SALES, excluding depreciation and amortization	26,132	36,158	94,357	95,369
OPERATING EXPENSES	5,537	7,681	21,604	20,821
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,017	2,381	7,432	7,714
FOREIGN CURRENCY TRANSLATION	(10)	55	185	155
DEPRECIATION AND AMORTIZATION	3,270	2,383	9,223	6,657

OPERATING INCOME	3,371	7,794	9,226	22,655

INTEREST EXPENSE	960	694	2,895	2,005
OTHER(INCOME) EXPENSE, net	21	(6)	89	(2)

INCOME BEFORE INCOME TAXES	2,390	7,106	6,242	20,652
INCOME TAX EXPENSE	1,568	1,658	2,755	3,974

NET INCOME	822	5,448	3,487	16,678

Basic Earnings per Common Share:	$0.01	$0.07	$0.05	$0.22

Weighted Average Common Shares Outstanding – Basic	77,202,000	76,203,000	76,895,000	75,577,000

Diluted Earnings per Common Share:	$0.01	$0.07	$0.04	$0.21

Weighted Average Common Shares Outstanding – Diluted	78,700,000	78,859,000	78,219,000	78,041,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2009
(Unaudited)
(000’s)

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, January 1, 2009	—	$—	77,075	$1	$128,108	$(1,234)	$(25,114)	$101,761
Stock based compensation	—	—	2,758	—	1,179	—	—	1,179
Stock option exercises	—	—	214	—	245	—	—	245
Excess tax benefit	—	—	—	—	(101)	—	—	(101)
Net income	—	—	—	—	—	—	3,487	3,487
BALANCES, September 30, 2009	—	$—	80,047	$1	$129,431	$(1,234)	$(21,627)	$106,571

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,487	$16,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,223	6,657
Deferred tax expense (credit)	1,053	(681)
Stock-based compensation	1,179	1,018
Excess tax benefit from stock options exercised	(101)	—
Bad debt provision, net	92	229
Gain on sale/disposal of assets	(647)	(256)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	5,378	(21,760)
Inventory	(573)	(1,376)
Prepaid expenses and other current assets	(1,222)	(1,495)
Other assets	(2,438)	744
Accounts payable and accrued liabilities	(10,236)	16,759
Net cash provided by operating activities	5,195	16,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	(6,668)	—
Property and equipment additions	(13,077)	(22,387)
Proceeds from insurance recovery	3,432	—
Proceeds from sale of property and equipment	424	350
Net cash used in investing activities	(15,889)	(22,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party debt	(21,166)	—
Payments of term loan	(7,367)	(1,455)
Revolving credit net borrowings	4,957	5,477
Principal payments under capital lease obligations	(37)	—
Term loan borrowings	34,400	—
Purchase of treasury stock	—	(37)
Increase in restricted cash	(323)	—
Stock options exercised	245	1,121
Excess tax benefit from stock options exercised	101	—
Net cash provided by financing activities	10,810	5,106
Net increase(decrease) in cash and cash equivalents	116	(414)
CASH AND CASH EQUIVALENTS, beginning of period	6,220	6,501
CASH AND CASH EQUIVALENTS, end of period	$6,336	$6,087

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,285	$2,079
Cash paid for income taxes	4,419	4,456
NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term notes issued for acquisition of business	3,000	—

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2008, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  The name of the Company was changed to “Boots & Coots, Inc.”  from “Boots & Coots International Well Control, Inc.” upon approval by a majority stockholder vote at our annual meeting of stockholders on May 21, 2009.

The carrying values of financial instruments, including cash, accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. We use available market rates to estimate the fair value of debt which approximated the carrying value at September 30, 2009.

B. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisition completed on February 10, 2009 (see Note D). Overall the adoption of this change did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented (see Note I). The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

On June 30, 2009, the Company adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes did not have a material impact on the Company’s results from operations or financial position.

On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  The adoption of these changes did not have a material impact on the Company’s results from operations or financial position.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance.  We have evaluated subsequent events after the balance sheet date of September 30, 2009 to November 9, 2009 which is the date the financial statements were issued.

      Issued

In October 2009, the FASB issued changes to the accounting for revenue recognition under multiple-deliverable revenue arrangements.  These changes address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  These changes are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt these changes retrospectively for all prior periods. Management is currently evaluating the requirements of these changes and has not yet determined the impact on the Company’s condensed consolidated financial statements.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	September 30, 2009	December 31, 2008
	(unaudited)
Receivables, net:	(000’s)
Trade	$45,952	$52,007
Unbilled Revenue	21,620	19,298
Federal income tax receivable	—	1,215
Other	617	805
Allowance for doubtful accounts	(2,253)	(2,385)
	$65,936	$70,940

	September 30, 2009	December 31, 2008
	(unaudited)
	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$4,104	$4,604
Prepaid insurance	3,293	2,010
Other	4,285	4,187
	$11,682	$10,801

	September 30, 2009	December 31, 2008
	(unaudited)
	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	4,802	3,579
Equipment	94,536	76,771
Furniture, fixtures and office	3,049	2,701
Vehicles	3,674	3,912
Capital leases	201	177
Construction in progress	2,213	11,811

Total property and equipment	109,046	99,522
Less: Accumulated depreciation	(27,233)	(19,053)
	$81,813	$80,469

	September 30, 2009	December 31, 2008
	(unaudited)
	(000’s)
Accrued liabilities:
Accrued compensation and benefits	$2,810	$9,325
Accrued insurance	834	1,092
Accrued taxes, other than foreign income tax	4,873	4,278
Other	5,953	4,683
	$14,470	$19,378

D.  BUSINESS ACQUISITIONS AND GOODWILL

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

The preliminary fair values of the assets acquired and liabilities assumed effective February 10, 2009 are as follows (in thousands):

Current assets (excluding cash)	$119
Goodwill	5,163
Intangible Assets	4,456
Total assets acquired	9,738

Total liabilities assumed	65
Net assets acquired	$9,673

The intangible assets relate to customer relationships, non-compete agreement, trade name, process diagram and proprietary software, the preliminary value of which has been recorded.  The final evaluation and adjustment to goodwill will be completed within one year from the acquisition date, and the remaining goodwill is expected to be supported by the synergisms of our integrating the Company’s technologies into our Safeguard program which is currently our fastest growing service line and which is in our Pressure Control segment.   Acquisition costs of $89,000 are included in selling, general and administrative expenses for the nine months ended September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(000’s)	Pro forma (000’s)	Pro forma (000’s)	Pro forma (000’s)
Revenue	$40,317	$56,834	$142,263	$155,605
Operating Income	3,371	7,699	9,205	23,121
Net Income	822	5,277	3,466	16,930
Basic Earnings Per Share	0.01	0.07	0.05	0.22
Diluted Earnings Per Share	0.01	0.07	0.04	0.22

Basic Shares Outstanding	77,202	76,203	76,895	75,577
Diluted Shares Outstanding	78,700	78,859	78,219	78,041

The carrying amount of goodwill at September 30, 2009 of $14,313,000 consists of $5,163,000 from the John Wright Company acquisition, $4,824,000 from our acquisition of StassCo Pressure Control, LLC (StassCo) in 2007 and $4,326,000 from our acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007 and the John Wright Company acquisition on February 10, 2009. There were no intangible assets prior to these acquisitions.

	September 30, 2009
	(Unaudited) (000’s)
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Customer relationships	$4,021	$627	$3,394
Non-compete agreements	1,677	585	1,092
Proprietary software	1,507	64	1,443
Trade name	1,336	86	1,250
Process diagram	600	38	562
	$9,141	$1,400	$7,741

Amortization expense on intangible assets for the three months and the nine months ended September 30, 2009 was (in thousands) $241 and $674, respectively.  Total amortization expense related to current intangible assets is expected to be (in thousands) $916, $966, $966, $779 and $731 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.  Amortization expense related to intangible assets for the three months and nine months ended September, 30, 2008 was $128, and $384, respectively.

F. LONG-TERM AND RELATED PARTY DEBT

 Long-term and related party debt and notes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $20.0 million, a borrowing base of $16.4 million adjusted for $1.1 million outstanding under letters of credit and guarantees, leaving $3.9 million available to be drawn under the facility and an average interest rate of 7.04% as of September 30, 2009, and a borrowing base of $10.3 million and an average interest rate of 8.1% for the year ended December 31, 2008 (1)	$11,389	$6,432
U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.54% as of September 30, 2009 and credit facility with initial borrowings of $9.7 million payable over 60 months and average interest rate of 5.6% for the year ended December 31, 2008 (1)	30,960	3,927
Related party debt (2)	3,000	21,166
Capital lease obligations, with interest rates ranging from 4.2% to 6.0%	161	173
Total debt	45,510	31,698
Less: current maturities	(6,930)	(5,523)
Total long-term and related party debt	$38,580	$26,175

(1)	Loan information provided as of December 31, 2008 is related to the previous credit facility paid in full on February 10, 2009.
(2)	See Note G

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commenced on June 30, 2009.  Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

Interest under the Credit Agreement accrues at a base rate (which is the greater of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.

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

The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of September 30, 2009.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States Energy Services, Inc. and to fund our purchase of John Wright Company.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009.  The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on February 10, 2014.  Interest is accrued monthly and payable semi-annually on February 15 and August 15.  The interest expense on the note was $61,000 and $154,000 for the three month and nine months ended September 30, 2009, respectively.  In addition to this debt, John Wright entered into an employment agreement with the Company.

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, adjusted to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bore interest at a rate of 10% per annum, and required a one-time principal payment on September 9, 2010.  Interest was accrued monthly and was payable quarterly.  The interest expense on the note was $229,000 and $529,000 for the nine months ended September 30, 2009 and 2008, respectively.  This note was paid in full on February 10, 2009 with proceeds from the new $54.4 million syndicated credit agreement.

H. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

The Company has been engaged in litigation with Expro.  The case was tried to a jury in August and September.  The jury verdict included findings that were favorable to the Company and findings that were not favorable to the Company.  Expro moved for entry of judgment on the jury's verdict and proposed award of $2.9 million, and the Company has challenged the unfavorable findings.  The Court has thus far not entered judgment.  The Company retains a pending counterclaim against Expro, on which the Court has not yet ruled.  Management has been and remains confident that the Company will ultimately prevail, whether at this stage or on appeal.  Management understands that it would not be appropriate to comment further on the matter at this time, as the matter is yet pending and the parties are waiting on the Court's decision.

Employment Contracts

We have employment contracts with certain executives and other key employees with contract terms that include lump sum payments of up to two years of compensation including salary, benefits and incentive pay upon termination of employment under certain circumstances.

I. EARNINGS PER SHARE

           Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator: For basic and diluted earnings per share: Net income attributable to common stockholders	$822	$5,448	$3,487	$16,678
Denominator: For basic earnings per share- weighted-average shares	77,202	76,203	76,895	75,577
Effect of dilutive securities: Stock options and stock appreciation rights(1)	1,498	2,656	1,324	2,464
Denominator: For diluted earnings per share – weighted-average shares	78,700	78,859	78,219	78,041

(1)
Excludes the effect of outstanding stock options, restricted shares, and warrants that have an anti-dilutive effect on earnings per share for the three months and nine months ended September 30, 2009 and September 30, 2008.

The exercise price of our stock options and appreciation rights varies from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at September 30, 2009, and 2008 included: (1) 4,595,000 and 4,719,850 common shares, respectively, issuable upon exercise of stock options and appreciation rights, and (2) zero and 163,500 common shares, respectively, issuable upon exercise of stock purchase warrants.

J. EMPLOYEE “STOCK-BASED” COMPENSATION

We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. The following assumptions were applied in determining stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	―	3.23%	―	3.23%
Expected dividend yield	―	―	―	―
Expected option life	―	4.11 yrs	―	4.11 yrs
Expected volatility	―	53.3%	―	53.3%
Weighted average fair value of options granted at market value	―	$1.38	―	$1.38
Forfeiture rate	―	6.67%	―	6.67%

For the three and nine months period ended September 30, 2009, there were no stock options granted.

K. BUSINESS SEGMENT INFORMATION

Segments:

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

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We cross-sell pressure control equipment, rentals and services to customers of our Pressure Control and Well Intervention businesses, which has driven this segment growth to date.

Information concerning segment operations for the three months and nine months ended September 30, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited) (000’s)
Three Months Ended September 30, 2009:
Operating Revenues	$14,860	$18,743	$6,714	$40,317
Operating Income(Loss)(1)(2)	2,991	(1,088)	1,468	3,371
Identifiable Operating Assets(3)(5)	47,970	112,654	33,965	194,589
Capital Expenditures	530	151	1,119	1,800
Depreciation and Amortization(1)	161	2,200	909	3,270
Three Months Ended September 30, 2008:
Operating Revenues	$28,270	$23,589	$4,593	$56,452
Operating Income(1)(2)	7,089	375	330	7,794
Identifiable Operating Assets(4)(5)	40,637	114,385	20,671	175,693
Capital Expenditures	16	6,503	3,496	10,015
Depreciation and Amortization(1)	178	1,800	405	2,383

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited) (000’s)
Nine Months Ended September 30, 2009:
Operating Revenues	$64,481	$57,827	$19,719	$142,027
Operating Income(Loss)(1)(2)	8,007	(2,934)	4,153	9,226
Identifiable Operating Assets(3)(5)	47,970	112,654	33,965	194,589
Capital Expenditures	766	4,806	7,505	13,077
Depreciation and Amortization(1)	468	6,412	2,343	9,223
Nine Months Ended September 30, 2008:
Operating Revenues	$65,300	$73,597	$14,474	$153,371
Operating Income(1)(2)	15,714	4,617	2,324	22,655
Identifiable Operating Assets(4)(5)	40,637	114,385	20,671	175,693
Capital Expenditures	380	13,793	8,214	22,387
Depreciation and Amortization(1)	818	4,879	960	6,657

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues and includes foreign exchange translation gains and losses.
(3)	At September 30, 2009
(4)	At September 30, 2008
(5)
Identifiable Operating Assets have been assigned to each segment based upon specific identification of assets and the remaining non-segment specific assets have been allocated pro-rata between segments in proportion to their relative revenues.

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB changes which are intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  The change also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of the change, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with the guidance, we have recorded gross unrecognized tax benefits as of September 30, 2009 totaling $0.5 million and related interest and penalties of $0.4 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of September 30, 2009 was $0.4 million.

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

In each period, we assess the likelihood that deferred taxes will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that we believe that we do not meet the test that recovery is “more likely than not,” we established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  We have determined that a portion of deferred tax assets related to the U.S. NOL’s and foreign tax credits will be realized.  Accordingly, in the first quarter 2009, $0.7 million of valuation allowance related to the U.S. NOL was released, which represents one year of our NOL limitation ($2.1 million).  Additionally, in the third quarter 2009, $1.2 million of valuation allowance related to foreign tax credit was released.

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

While it is not possible to identify all factors, the risks and uncertainties that could cause actual results to differ from our forward-looking statements include those contained in this 10-Q, and our Forms 10-Q, 8-K and 10-K filed with the United States Securities and Exchange Commission (SEC).  We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

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

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment and operating personnel are utilized primarily during the drilling and completion phases of oil and gas wells.  We are currently operating this business in our North America regions, classified as the Gulf of Mexico, Mid Continent and Southeast and our Middle East international region.  We plan to expand into other operating areas where we provide pressure control services.

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

Results of operations

Information concerning operations in different business segments for the three months and nine months ended September 30, 2009 and 2008 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited) (000’s)
	2009	2008	2009	2008
Revenues
Pressure Control	$14,860	$28,270	$64,481	$65,300
Well Intervention	18,743	23,589	57,827	73,597
Equipment Services	6,714	4,593	19,719	14,474
	$40,317	$56,452	$142,027	$153,371
Cost of Sales
Pressure Control	$8,571	$15,963	$42,858	$35,458
Well Intervention	14,510	17,165	42,663	51,171
Equipment Services	3,051	3,030	8,836	8,740
	$26,132	$36,158	$94,357	$95,369
Operating Expenses(1)
Pressure Control	$2,393	$3,848	$9,766	$10,082
Well Intervention	2,193	3,199	8,478	9,027
Equipment Services	951	634	3,360	1,712
	$5,537	$7,681	$21,604	$20,821
Selling, General and Administrative Expenses(2)
Pressure Control	$744	$1,192	$3,382	$3,228
Well Intervention	928	1,050	3,208	3,903
Equipment Services	335	194	1,027	738
	$2,007	$2,436	$7,617	$7,869
Depreciation and Amortization(1)
Pressure Control	$161	$178	$468	$818
Well Intervention	2,200	1,800	6,412	4,879
Equipment Services	909	405	2,343	960
	$3,270	$2,383	$9,223	$6,657
Operating Income (Loss)
Pressure Control	$2,991	$7,089	$8,007	$15,714
Well Intervention	(1,088)	375	(2,934)	4,617
Equipment Services	1,468	330	4,153	2,324
	$3,371	$7,794	$9,226	$22,655
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

Comparison of the Three Months Ended September 30, 2009 with the Three Months Ended September 30, 2008

Revenues

Pressure Control revenues were $14,860,000 for the quarter ended September 30, 2009, compared to $28,270,000 for the quarter ended September 30, 2008, representing a decrease of $13,410,000, or 47.4% in the current quarter. The decrease is primarily due to revenue from a non-recurring third quarter 2008 international project totaling $17,982,000, offset by other prevention and risk management projects and an increase in response revenue.

Well Intervention revenues were $18,743,000 for the quarter ended September 30, 2009, compared to $23,589,000 for the quarter ended September 30, 2008, representing a decrease of $4,846,000, or 20.5%, in the current quarter.  The decrease was primarily due to the lower utilization rates in Venezuela and the Middle East as well as a slowdown in the North American regions of the Gulf of Mexico and Rocky Mountains that were partially offset by improved results in the Northeast and Southeast regions.  In addition, the decreases where partially offset by the increased revenue in North Africa and Algeria.

 Equipment service revenues were $6,714,000 for the quarter ended September 30, 2009, compared to $4,593,000 for the quarter ended September 30, 2008, an increase of $2,121,000, or 46.2%, in the current quarter.  This increase is primarily due to domestic and international expansion of our equipment rental and services business.

Cost of Sales

Pressure Control cost of sales was $8,571,000 for the quarter ended September 30, 2009, compared to $15,963,000 for the quarter ended September 30, 2008, a decrease of $7,392,000, or 46.3%, in the current quarter.  For the quarter ended September 30, 2009, cost of sales represented 57.7% of revenues compared to 56.5% of revenues for the quarter ended September 30, 2008. The decrease in cost of sales is generally attributable to the decrease in revenue.

Well Intervention cost of sales was $14,510,000 for the quarter ended September 30, 2009, compared to $17,165,000 for the quarter ended September 30, 2008, a decrease of $2,655,000, or 15.5%, in the current quarter.  For the quarter ended September 30, 2009, cost of sales represented 77.4% of revenues compared to 72.8% of revenues for the quarter ended September 30, 2008.  The decrease in cost of sales is generally attributable to the decrease in revenue.

Equipment Services cost of sales was $3,051,000 for the quarter ended September 30, 2009, compared to $3,030,000 for the quarter ended September 30, 2008, an increase of $21,000, or 0.7%, in the current quarter.  For the quarter ended September 30, 2009, cost of sales was 45.4% of revenue compared to 66.0% of revenue for the quarter ended September 30, 2008.  The percentage of revenue decrease was primarily due to lower related third party costs in 2009 in relation to 2008.

Operating Expenses

Consolidated operating expenses were $5,537,000 for the quarter ended September 30, 2009, compared to $7,681,000 for the quarter ended September 30, 2008, a decrease of $2,144,000, or 27.9%, in the current quarter. During the current quarter, operating expenses represented 13.7% of revenues compared to 13.6% of revenues in the prior year quarter.  The decrease in operating expense is primarily due to decreases in bonus accruals and an increase in the gain on disposal of assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) and foreign currency translation expenses were $2,007,000 for the quarter ended September 30, 2009, compared to $2,436,000 for the quarter ended September 30, 2008, a decrease of $429,000, or 17.6%, in the current quarter.  During the current quarter, SG&A and foreign currency translation expenses represented 5.0% of revenues compared to 4.3% of revenues in the prior year quarter. The decrease in total SG&A expense was primarily due to decreases in bonus accruals, and advertising and customer relations expenses which were partially offset by an increase in professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased by $887,000 in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, primarily due to the depreciation increase of $752,000 resulting from an increase in capitalized assets since September 30, 2008.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 and John Wright Company in first quarter 2009 was $240,000 for the quarter ended September 30, 2009 and $105,000 for the quarter ended September 30, 2008.  The intangible assets related to StassCo purchase consists of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense increased by $266,000, or 38.3%, compared to the prior year quarter and includes an increase of $148,000 in amortization of deferred financing charges resulting from the new syndicated credit agreement we entered into in February 2009.  The remaining increase was primarily a result of higher borrowings due to acquisition and working capital requirements in the current year quarter.

Other Expense, Net

Other expense, net  increased by $27,000 in the quarter ended September 30, 2009 compared to the prior year quarter due to a reduction in interest income.

Income Tax Expense

Income taxes for the quarter ended September 30, 2009 totaled $1,568,000, or 65.6% of pre-tax income compared to the quarter ended September 30, 2008 which totaled $1,658,000, or 23.3% of pre-tax income.  The Company’s estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various jurisdictions can have a significant impact on the Company’s effective tax rate.  Our effective tax rate was adversely impacted by consolidating certain foreign losses for reported earnings without being able to correspondingly consolidate such losses in calculating book tax.

Comparison of the Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008

Revenues

Pressure Control revenues were $64,481,000 for the nine months ended September 30, 2009, compared to $65,300,000 for the nine months ended September 30, 2008, representing a decrease of $819,000, or 1.3%, in the current period. The decrease was primarily due to a decrease in response revenue offset by an increase in international revenue from prevention and risk management projects.

Well Intervention revenues were $57,827,000 for the nine months ended September 30, 2009, compared to $73,597,000 for the nine months ended September 30, 2008, representing a decrease of $15,770,000, or 21.4%, in the current period.  The decrease was primarily due to the one time project in Bangladesh that was included in the revenue for the prior year period, the suspension of operations in Venezuela during the first quarter and for most of the second quarter of 2009, reduced business in the Middle East, the loss of a tender in Egypt and a slowdown in the North American regions of the Rocky Mountains, Mid-Continent and Gulf of Mexico that were partially offset by improved results in the Northeast and Southeast regions.  In addition, the current year first nine months had revenue increases in Algeria as well as revenue from the commencement of operations in North Africa.

Equipment service revenues were $19,719,000 for the nine months ended September 30, 2009, compared to $14,474,000 for the nine months ended September 30, 2008, an increase of $5,245,000, or 36.2%, in the current period.  This increase is due to the expansion of our equipment rental and services business.

Cost of Sales

Pressure Control cost of sales was $42,858,000 for the nine months ended September 30, 2009, compared to $35,458,000 for the nine months ended September 30, 2008, an increase of $7,400,000, or 20.9%, in the current period.  For the nine months ended September 30, 2009, cost of sales represented 66.5% of revenues compared to 54.3% of revenues for the nine months ended September 30, 2008. The increase in cost of sales is generally attributable to a higher proportion of lower margin revenue with related third party costs in 2009 in relation to 2008 as well as reduced emergency response activity in the current nine month period.

Well Intervention cost of sales was $42,663,000 for the nine months ended September 30, 2009, compared to $51,171,000 for the nine months ended September 30, 2008, a decrease of $8,508,000, or 16.6%, in the current period.  For the nine months ended September 30, 2009, cost of sales represented 73.8% of revenues compared to 69.5% of revenues for the nine months ended September 30, 2008. The decrease in cost of sales is generally attributable to the decrease in revenues, while the increase in cost of sales as a percentage of revenue is primarily due to carrying costs associated with our operations in Venezuela during our suspension of operations there.

Equipment Services cost of sales was $8,836,000 for the nine months ended September 30, 2009, compared to $8,740,000 for the nine months ended September 30, 2008, an increase of $96,000, or 1.1%, in the current period.  For the nine months ended September 30, 2009, cost of sales was 44.8% of revenue compared to 60.4% of revenue for the nine months ended September 30, 2008.  The increase in cost of sales is generally attributable to increased revenues, while the cost of sales percentage of revenue decrease was primarily due to a lower proportion of revenue with related third party costs in 2009 in relation to 2008.

Operating Expenses

Consolidated operating expenses were $21,604,000 for the nine months ended September 30, 2009, compared to $20,821,000 for the nine months ended September 30, 2008, an increase of $783,000, or 3.8%, in the current period. During the current year first nine month period, operating expenses represented 15.2% of revenues compared to 13.6% of revenues in the prior year first nine months. The increase in operating expenses was primarily due to increases in salaries and benefits, liability insurance and facility rental associated with increased staffing in our Business Development group as we expand our capacity to pursue opportunities to grow our geographic presence and product offerings.  Also included in the increase are start up expenses associated with new facilities in Libya for Pressure Control and Well Intervention and in the US for our Equipment Services business.  In addition, increases occurred in support services in order to maintain ongoing operational growth.  The increases were offset by decreases in bonus accruals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) and foreign currency translation expenses were $7,617,000 for the nine months ended September 30, 2009, compared to $7,869,000 for the nine months ended September 30, 2008, a decrease of $252,000, or 3.2%, in the current period.  During the nine months ended September 30, 2009, SG&A and foreign currency translation expenses represented 5.4% of revenues compared to 5.1% of revenues in the prior year first nine months. The decrease in total SG&A expense was primarily due to decreases in bonus accruals, and advertising and customer relations expenses which were partially offset by an increase in professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased by $2,566,000 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the depreciation increase of $2,296,000 resulting from an increase in capitalized assets since September 30, 2008.  Amortization of intangible assets related to our acquisitions of StassCo Pressure Control LLC in August 2007 and the John Wright Company  in February 2009  was $674,000 for the nine months ended September 30, 2009 and $403,000 in 2008.  The intangible assets related to StassCo purchase consists of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense increased by $890,000, or 44.4%,  in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  This includes $542,000 for the increase in amortization of deferred financing charges resulting from the new syndicated credit agreement we entered into in February 2009 and the required write off of $146,000 of the remaining deferred financing charges related to the previous loan.  The remaining increase was primarily a result of higher borrowings in the current year period.

Other(Income)Expense, Net

Other expense, net increased by $91,000 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a reduction in interest income.

Income Tax Expense

Income taxes for the nine months ended September 30, 2009 totaled $2,755,000, or 44.1% of pre-tax income compared to the nine months ended September 30, 2008 which totaled $3,974,000, or 19.2% of pre-tax income. The Company’s estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various jurisdictions can have a significant impact on the Company’s effective tax rate. Our effective tax rate was adversely impacted by consolidating certain foreign losses for reported earnings without being able to correspondingly consolidate such losses in calculating book tax.

Liquidity and Capital Resources

Liquidity

At September 30, 2009, we had working capital of $45,513,000 compared to $40,169,000 at December 31, 2008.  Our cash balance at September 30, 2009 was $6,336,000 compared to $6,220,000 at December 31, 2008.  We ended the quarter with stockholders’ equity of $106,571,000 which increased $4,810,000 when compared to $101,761,000 at December 31, 2008 primarily due to our net income of $3,487,000 for the nine months ended September 30, 2009.

Our primary liquidity needs are to fund working capital, capital expenditures such as expanding our equipment services fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash, cash flows from operations and borrowings under the revolving credit facility.

In the first nine months of 2009, we generated cash from operating activities of $5,195,000 compared to $16,517,000 during the first nine months of 2008.  Cash was provided by operations primarily through net income of $3,487,000, non-cash charges of $11,446,000 and decreases in receivables of $5,378,000.  Non-cash charges were comprised primarily of $9,223,000 of depreciation and amortization, deferred tax expense of $1,053,000, stock-based compensation of $1,179,000, and bad debt provision of $92,000, all of which were offset by a reduction due to excess tax benefit from stock options exercised.  These positive cash flows were offset by decreases in accounts payable and accrued liabilities of $10,236,000,  increases in other assets of $2,438,000, increases in prepaid expenses and other current assets of $1,222,000, increases in inventory of $573,000, and a gain on sale/disposal of assets of $647,000.  Receivables decreased due to the timing of collections in the first nine months, primarily from our foreign customers. Accounts payable and accrued liabilities decreased primarily due to reductions in accrued compensation and foreign income taxes. Other assets increased primarily due to deferred financing charges related to the new credit agreement and due to prepaid agent commissions.  Prepaid expenses and other current assets increased primarily due to an increase in prepaid insurance, and inventory increased as a result of supporting future operations.

Cash used in investing activities during the nine months ended September 30, 2009 and 2008 was $15,889,000 and $22,037,000, respectively.  Capital expenditures, including capitalized interest, totaled $13,077,000 and $22,387,000 during the nine months ended September 30, 2009 and 2008, respectively.  Capital expenditures in 2009 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services, the acquisition of the abrasive jet cutting systems and the acquisition of John Wright Company (JWC), while our 2008 capital expenditures were primarily purchases of assets for our hydraulic workover and snubbing services and our rental equipment services.  During the three months ended September 30, 2009, we realized insurance proceeds of $4,170,000 on a claim related to one of our hydraulic workover units and portions of its auxiliary equipment and inventory that fell from a third party freight vessel into the sea off the coast of Libya.  The insurance proceeds were used for replacement of equipment and inventory.  This claim resulted in a gain on disposal of assets totaling $347,000 in the current quarter.

On February 10, 2009, we acquired Houston based John Wright Company (JWC) for cash consideration of $6,668,000, net of cash acquired, and issued a promissory note to John. W. Wright for $3,000,000.  This transaction was funded utilizing cash obtained under our new credit facility.

We increased our net cash by $10,810,000 due to financing activities during the nine months ended September 30, 2009, primarily as a result of the new credit facility entered into on February 10, 2009, which generated proceeds of $9,701,000, net of paydown of $3,927,000 on our previous credit facility and repayment of all $21,166,000 of related party debt. We generated net cash of $5,106,000 from financing activities during the nine months ended September 30, 2008 primarily as a result of borrowings under our revolving credit facility of $5,477,000.

On September 30, 2009, we had cash of $3,964,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  On September 30, 2009, included in our accounts receivable were Venezuela trade accounts receivables owing from the country’s national oil companies of $15,060,000 including $5,342,000 denominated in Bolivares Fuertes and $9,718,000 denominated in U.S. Dollars.  The table below shows the amounts of Venezuela trade accounts receivables as of March 31, 2009 in relation to the amounts of those same receivables uncollected as of June 30, 2009, September 30, 2009 and November 6, 2009.

	March 31, 2009 Venezuela Receivable Balances and Subsequent Collections (in thousands)
	March 31, 2009	June 30, 2009	September 30, 2009	November 6, 2009
Bolivares Fuertes	$10,740	$9,135	$2,935	$2,930
U.S Dollar denominated settled in Bolivares Fuertes	6,218	4,973	4,156	3,845
U.S Dollar denominated settled in U.S. Dollars	4,035	4,005	4,005	3,054
Total	$20,993	$18,113	$11,096	$9,829

As of September 30, 2009, we had net working capital exposure of $12,243,000 including $2,015,000 denominated in Bolivares Fuertes and $10,228,000 denominated in U.S. Dollars. Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies, and we partially do this in Venezuela.

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

Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States, we changed our functional currency in Venezuela from the Venezuelan Bolivar Fuerte to the U.S. Dollar. This change allowed us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela. The Security and Exchange Commission Regulation Committee's International Practices Task Force's Center for Audit Quality has deemed Venezuela's currency as a hyperinflationary effective January 1, 2010. This will have no impact on our financial statements.

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at September 30, 2009 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$30,960	$6,880	$24,080	$—	$—
Revolving credit facility	$11,389	$—	$11,389	$—	$—
Subordinated debt	$3,000	$—	$—	$3,000	$—
Capital lease payments (including interest)	$176	$60	$111	$5	$—
Future minimum leasepayments	$8,429	$2,050	$3,019	$1,590	$1,770
Total commitments	$53,954	$8,990	$38,599	$4,595	$1,770

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on September 30, 2009 was $31.0 million on the term credit facility and $11.4 million on the revolving credit facility.  The revolving credit facility borrowing base was $16.4 million at September 30, 2009, adjusted for $1.1 million outstanding under letters of credit and guarantees, leaving $3.9 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at September 30, 2009 was 7.75% and 5.75%, respectively.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We are in compliance with these covenants as of September 30, 2009 and expect to be in compliance for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first nine months of 2009, approximately 68% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country, geographic region or business segment can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first nine months of 2009, work in Venezuela and Algeria contributed 8% and 20% of our consolidated revenues, respectively, which was collectively up slightly from the prior year period when revenues from these countries represented 11% and 13%, respectively, of total consolidated revenues.  Remaining foreign revenues for the first nine months of 2009 were primarily generated in the Republic of Congo, India, and Libya, with only India representing over 10% of total international revenues for the period.

During the first quarter of 2009, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received. Effective June 2009, for that portion of all future services to be settled in U.S. Dollars, revenue will be recognized as it is earned and cash is collected.  As of September 30, 2009 this deferred revenue totaled $982,000.  The current accounts receivable to be settled in U.S. Dollars totaled  approximately $4.0 million at September 30, 2009.  During the three months ended September 30, 2009, the Company has collected payment on Bolivares Fuertes receivables totaling $7.1 million, on Bolivares Fuertes receivables denominated in U.S. Dollars totaling $1.5 million, and no U.S. Dollar denominated receivables settled in U.S Dollars.  Since the end of the first quarter and as of November 6, 2009, the Company has collected payment on Bolivars Fuertes receivables totaling $8.7 million, on U.S. Dollar denominated receivables settled in Bolivares Fuertes totaling $3.1 million, and on U.S. Dollar denominated receivables settled in U.S. Dollars totaling $1 million.  The Company continues efforts to collect accounts receivable and unbilled revenue. Management is closely monitoring the situation, expects to continue to maintain and operate its facilities in Venezuela, and does not believe a reserve is necessary for current uncollected receivables.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to movements in interest rates.  As of September 30, 2009, we had floating rate obligations totaling approximately $42.3 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the September 30, 2009 levels, our interest expense would increase by a total of approximately $234,000 annually.

Item 4. Controls and Procedures

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  Other than as described herein, we do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

The Company has been engaged in litigation with Expro.  The case was tried to a jury in August and September.  The jury verdict included findings that were favorable to the Company and findings that were not favorable to the Company.  Expro moved for entry of judgment on the jury's verdict and proposed award of $2.9 million, and the Company has challenged the unfavorable findings.  The Court has thus far not entered judgment.  The Company retains a pending counterclaim against Expro, on which the Court has not yet ruled.  Management has been and remains confident that the Company will ultimately prevail, whether at this stage or on appeal.  Management understands that it would not be appropriate to comment further on the matter at this time, as the matter is yet pending and the parties are waiting on the Court's decision.

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

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our international operations accounted for approximately 78% of our consolidated revenues during the year ended December 31, 2008 and 68% for the nine months ended September 30, 2009. Our operations in Venezuela and Algeria accounted for approximately 11% and 13%, and 8% and 20%, respectively, of our consolidated revenues during the year ended December 31, 2008 and the nine months ended September 30, 2009. We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Our international operations are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

Date:  November 9, 2009