Form 10-K
period 2009-12-31
Boots & Coots, Inc.
filed 2010-03-03
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
__________________

Form 10-K
__________________

For the fiscal year ended December 31, 2009

Commission file number 1-13817
_________________

Boots & Coots, Inc.
(Name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7908 N. Sam Houston Parkway W., 5th Floor
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

281-931-8884
(Registrant's telephone number, including area code)
___________________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule (12b-2))
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2009 was $107,587,000.

The number of shares of the issuer's common stock, par value $.00001, outstanding on March 2, 2010 was 80,128,460

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission on or before April 30, 2010 are incorporated by reference into Part III, hereof, as specifically set forth in Part III.

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2009

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events are likely to occur in the future that we are unable to accurately predict or control. We do not undertake any obligation to publicly update or revise publicly any forward-looking statements. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

Item 1.  Business.

General

We provide a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, Asia, North Africa, South America, West Africa and the Middle East.  Our international customers include foreign state-owned national oil and gas producers and major international oil companies. Our U.S. customers include major and independent oil and gas companies as well as other oilfield service companies.  Our service lines are organized into three business segments: Pressure Control, Well Intervention and Equipment Services.  Our Pressure Control segment includes prevention and risk management services, including our Safeguard programs, that are designed to promote more efficient and safe oil and gas production procedures and reduce the number and severity of critical events such as oil and gas well fires, blowouts or other incidences due to loss of control at the well, and personnel, equipment and emergency services utilized during a critical well event. Our Well Intervention segment includes services that are designed to enhance production for oil and gas operators and consists primarily of snubbing and hydraulic workover services. Our Equipment Services segment, consists primarily of pressure control equipment rentals and services, designed for safer and more efficient production under high pressure and high temperature situations.

Executive Offices.    Our principal offices are located at 7908 N. Sam Houston Parkway W., 5th Floor, Houston, Texas 77064, and our telephone number is (281) 931-8884. Our website is located at www.boots-coots.com.   Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current report on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC.

History of Boots & Coots

In July 1997, Boots & Coots, Inc. became a worldwide leader in the oil well firefighting and blowout control industry by re-uniting many of the former employees of the Red Adair Company through its acquisitions of IWC Services, Inc, which was organized in June 1995 by six former key employees of the Red Adair Company, and Boots & Coots, L.P., which was organized by Boots Hansen and Coots Matthews, two former employees of the Red Adair Company who, like the founders of IWC Services, left that firm to form an independent company, which was a primary competitor of IWC Services.

In 1999 we started providing prevention and risk management services to mitigate the risk of oil and gas well fires and blowouts.

On March 3, 2006, we acquired the hydraulic well control business (HWC) of Oil States International, Inc. through which we acquired snubbing/hydraulic workover equipment and significantly expanded and enhanced our pressure control services capabilities.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) which performed snubbing services in the Cheyenne basin, Wyoming and operated four hydraulic rig assist units.  This acquisition marked our entry into the Rockies pressure control market.

In 2007 we began our pressure control equipment rentals business as another component of our strategy to become a leader in the pressure control business for the oil and gas industry.

On February 10, 2009, we acquired John Wright Company, which provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide and enhanced our Safeguard service offerings.

Our Industry

Our business is primarily dependent on the conditions of the global oil and gas industry.  Demand for our services is cyclical and primarily dependent upon the level of expenditures by oil and gas companies for Well Intervention and Equipment Services in our operating areas.  These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, political and economic conditions, governmental regulation and the availability and cost of capital, among other things.  Demand for oilfield products and services may indirectly impact the longer-term prospects for our well control and other event-driven services.

Business Strategy

Our strategy is to leverage our knowledge, expertise and brand for a leadership position in the industry for services provided on oil and gas wells under pressure. That includes keeping a well in control while under pressure as well as containing a well out of control. We operate three business segments: Pressure Control, Well Intervention and Equipment Services. Internationally, our primary focus is on the state-owned national oil companies (NOCs).  Critical events are more likely, creating demand for our Pressure Control services. In addition to safety, with oil and gas as their major commodity NOCs are incentivized to improve their fields in order to attract larger producers. This creates demand for our Well Intervention and Equipment Services segments. Unlike most other U.S. based service companies, our dependency on U.S. rig count is significantly reduced due to our global geographic diversity. Domestically, we are concentrated in the prolific shale areas where unconventional drilling methods are required. Underbalanced or directional drilling creates demand for all three segments of our business. Currently, unconventional drilling methods are practiced primarily in the U.S. In the long-term, we expect these same drilling methods will be practiced in the Europe and China shale plays.

Business Segments

Pressure Control

History.    The emergency response segment of the oil and gas services industry traces its roots to the late 1930's when Myron Kinley organized the Kinley Company; the first oil and gas well firefighting specialty company. Shortly after organizing the Kinley Company, Mr. Kinley hired Paul “Red” Adair, who learned the firefighting business under Mr. Kinley's supervision and remained with the Kinley Company until Mr. Kinley's retirement. When Mr. Kinley retired in the late 1950's, Mr. Adair organized the Red Adair Company and subsequently hired Boots Hansen and Coots Matthews as members of his professional firefighting staff. The international reputation of the Red Adair Company grew to the point where it was a subject of popular films and the dominant competitor in the industry. Boots Hansen and Coots Matthews remained with the Red Adair Company until 1978 when they split off to organize Boots & Coots LP, an independent firefighting, snubbing and blowout control company.

The 1990's represented a period of rapid change in the oil and gas well control and firefighting business. Over 700 of oil well fires were started by Iraqi troops during their retreat from Kuwait spurred the development of new firefighting techniques and tools that have now become industry standards. Moreover, after extinguishing the Kuwait fires, the entrepreneurs who created the oil and gas well firefighting industry, including Red Adair, Boots Hansen and Coots Matthews, retired, leaving our senior staff as the most experienced active oil and gas well firefighters in the world.

Historically, the well control emergency response segment of the oil and gas services industry has been reactive, rather than proactive, and a small number of companies have dominated the market.

Due to the predictability of a critical event, in 1999 we began to offer prevention and risk management services in an effort to provide a more consistent income stream. These services began with the introduction of our “Safeguard” prevention and risk management contract services in Alaska. We expanded these services into Venezuela in late 1999 and into Algeria in 2001. The Safeguard operations in Algeria were significantly expanded in 2004 when we entered into new long-term contracts with Algeria's national oil and gas company, Sonatrach, and ENSP, one of the Algeria national oil and gas service providers.  We also expanded into India in 2004, working for the Oil and Natural Gas Commission of India.  In 2008 we entered Libya and significantly expanded those services in 2009 under a renewed multi-year Safeguard contract.

 Description.   Our Pressure Control segment consists of prevention and risk management services provided by personnel and equipment utilized primarily under a contractual basis, and emergency response services provided by personnel and equipment utilized during a critical well event, such as an oil and gas well fire, blowout, or other loss of control at the well. Response services also include snubbing and other pressure control services provided during a response which are designed to minimize response time, mitigate damage, and maximize safety.  Prevention and risk management services include well integrity studies, risk management systems, personnel development, performance monitoring and audits, and risk mitigation services. The acquisition of John Wright Company provided sophisticated technology in well integrity solutions that supports our prevention services and enhance our management systems. Internationally, our prevention and risk management services are typically bundled together and provided under multi-year Safeguard service contracts.  The emergency response business is by nature episodic and unpredictable, but can lead to our provision of prevention and risk management services in the future.

Trends.  In the international markets, the NOCs are aware of the risks associated with older, poorly maintained wells and wellheads, internal competency levels among core employees and service vendors and societal risks from fields positioned in high population areas. This awareness creates demand for prevention and risk management services to assess the magnitude of exposure, prevent catastrophic failures and mitigate damages in the event a loss occurs. Domestically, increased drilling in areas of high pressure and high temperature, such as the shale plays, increase demand for well integrity and well containment services.

Our principal products and services for the Pressure Control segment include:

Prevention.     Our prevention programs include services that are designed to reduce the number and severity of critical well events by providing dedicated prevention and risk management services.  The majority of these services are provided under the company’s Safeguard program, which was specifically designed for international producers and operators, particularly NOC’s, through dedicated prevention and risk management services. These services include training, risk analysis, contingency planning, well plan reviews, audit programs, inspection services and engineering services as well as the prevention and control of blowouts and the mitigation of risks related to installations.  Our prevention business reflects an industry trend moving operators towards a higher level of preventative and risk mitigation measures to protect against critical well events and improve production.  These services typically generate revenue on a contractual basis dependent upon the breadth, scope, and duration of services performed.  We provide these services primarily to customers in the United States, Venezuela, Southeast Asia and North Africa, for both onshore and offshore applications.

Well Control.    We offer two distinct levels of service depending on the nature of the well control event.  A critical event response refers to a well control situation in which hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred.  Such an event frequently results in explosive fires, loss of life, damage to or destruction of drilling and production facilities, substantial environmental damage and the loss of significant production revenue. Because critical events ordinarily arise from equipment failures or human error, it is impossible to accurately predict the timing or scope of our critical event work. Critical events of catastrophic proportions can result in significant onetime revenues to us in the year of the incident. Our professional firefighting staff has over 300 years of combined industry experience in responding to critical events, oil well fires and blowouts.  Non-critical event response, on the other hand, is intended to address more common sub-surface operating problems that do not involve escaping hydrocarbons.  These events typically occur in connection with workover operations or the drilling of new wells into high pressure reservoirs. In most non-critical events, the blowout prevention equipment and other safety systems on the drilling rig function according to design and, in those instances, we are called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits. While non-critical events do not ordinarily have the revenue impact of a critical event, they are more frequent. Non-critical events, particularly when responded to by insufficiently trained third parties can escalate into critical events.

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

Well Intervention

 History.    In March 2006, we acquired the snubbing/hydraulic workover services business of Oil States International, which included a fleet of 26 snubbing/hydraulic workover units.  The acquisition significantly expanded our pressure control services to include snubbing and hydraulic workover operations and expanded our geographic presence in key international oil and natural gas markets.  In 2007, we further expanded into the Rockies pressure control market with our acquisition of Wyoming-based StassCo, which included four hydraulic rig assists units.

Description.    Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators.  These services are available for both onshore and offshore operations for U.S. and international customers. Domestically, onshore these services are used primarily during the completion stage of drilling a well and offshore for plug and abandonment (P&A) operations. We generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by activity levels of oil and gas operators in response to the price of oil and natural gas.  Call out services range in duration from less than a week in the case of a single well cleanout procedure to more than one year for a multi-well P&A campaign.  Internationally, our well intervention services are used for maintenance workovers or recompletions. Revenue is typically generated on a multi-year contractual basis, with contracts ranging between six months and five years in duration.

Trends.    The advancement of under-balanced drilling techniques and well completion methods is being utilized to unlock the potential in unconventional resource plays and is influencing demand for hydraulic snubbing equipment. Underbalanced drilling can reduce lost circulation, minimize differential sticking, decrease drilling and completion time, and most importantly, complete more productive wells by avoiding formation damage. Similarly, completion techniques utilizing snubbing services have also advanced to drive the economics of these unconventional natural gas resource plays.  This trend has gained acceptance in the North American shale resource play and we expect these techniques to expand into international natural gas producing markets, such as Europe and China.

In the long-term, demand for natural gas is expected to rise, driven by its cleaner burning properties, lesser environmental impact, lower cost and greater availability when compared to oil.  Investments in LNG infrastructure have transformed natural gas from a regional resource to a commodity that is readily traded and transported globally, increasing its commercial value in underdeveloped and emerging markets of West Africa, South America, Southeast Asia and the Middle East.  We expect to benefit from increased international gas drilling as these wells typically have higher wellbore pressure and require snubbing/hydraulic services.  While domestic natural gas drilling activity contracted during 2009, the active domestic drilling rig count began increasing towards the end of the year and the Haynesville, Fayetteville and Marcellus shale plays, among others, continue to experience substantial ongoing drilling.  We have successfully positioned a significant portion of our domestic operations and assets to service and participate in these plays.

Our principal products and services for the Well Intervention segment include:

Snubbing/Hydraulic Workover.    This service line includes those services performed by snubbing/hydraulic workover units primarily for underbalanced drilling of new wells (snubbing) and for enhancing production of existing wells (workover).  We provide our snubbing/hydraulic workover units and services in various Well Intervention solutions involving workovers, well drilling, well completions, plugging and abandonment services and snubbing operations in pressure situations.  Snubbing units may be used for both routine and emergency well control situations in the oil and gas industry.  Our snubbing/hydraulic workover units are specially designed for moving tubulars in and out of a wellbore using hydraulic pressure.  When snubbing, the unit is pushing pipe or tubulars into the well bore against well bore pressures.  Due to their small size and ability to work on wells under pressure, hydraulic units offer some advantages over larger conventional workover and drilling rigs in onshore and offshore applications, especially when performing workover services on wells with pressure.

We currently operate a fleet of 35 snubbing/hydraulic workover units; 28 of which are “stand alone” units and 7 are rig assist units.  We own all of the units except two of the “stand alone” units, which we operate on behalf of a customer.  Our units are currently deployed in various markets; domestically in the Mid-Continent, Southeast, Northeast and Rockies regions, in the Gulf Coast, and internationally in Africa, the Middle East and Venezuela.  The utilization rate for our total fleet of hydraulic units was 46.6% in 2009 compared to 50.0% in 2008.  Utilization rates are impacted by the regional demand for snubbing/hydraulic workover, the capabilities of the units in the region relative to the specific applications and capabilities desired by customers, and the nature of our contractual arrangements with customers.  Our utilization rates are particularly affected by the call-out nature of our fleet in the U.S. and Middle East, where we are typically unable to obtain contractual utilization commitments from customers, our continuing efforts to upgrade and redeploy certain units to better position our fleet for opportunities in the U.S. gas drilling market, and the fact that we are required to stage units in specific international markets to service our regional customer base due to the particular application and capacity required.  Utilization may increase as underutilized units in the U.S. are redeployed and we continue to expand internationally, where service contracts typically have terms of six months to five years.

Equipment Services

History.     In 2007, we commenced offering pressure control equipment rental and related services primarily in the Gulf Coast, Central and East Texas regions.

Description.    Our Equipment Services segment consists of renting pressure control equipment and providing services that are designed to enhance production and safety for oil and gas operators drilling under high pressure, high temperature circumstances. These services are available for both onshore and offshore operations for U.S. and international customers. Domestically, we generate revenue from these services on a "call-out" basis and charge a day rate for equipment and personnel.  This contracting structure permits dynamic pricing based on market conditions, which are primarily driven by activity levels of oil and gas operators in response to the price of oil and natural gas.

Trends.  In the long-term, demand for natural gas is expected to rise; driven by its cleaner burning properties, lower cost and greater availability when compared to oil.  Investments in LNG infrastructure have transformed natural gas from a regional resource to a commodity that is readily traded and transported globally, increasing its commercial value in underdeveloped and emerging markets of West Africa, South America, Southeast Asia and the Middle East.  We expect to benefit from increased international gas drilling as these wells typically have higher wellbore pressure and require snubbing/hydraulic services.  In the near term, domestic natural gas drilling activity has been contracting, but the Haynesville, Fayetteville and Marcellus shale plays, among others, continue to experience substantial ongoing drilling.  We have successfully positioned a significant portion of our domestic operations and assets to service and participate in these plays.

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

Customers

Our primary customers include the NOC’s and U.S. independent oil and gas companies.  We also work for major and  international oil and gas producers, as well as other oilfield service companies.  While our services in general are generated from a base of several hundred customers, a significant portion of our total revenue in recent years has been generated by less than five international clients.  Approximately 42% of our consolidated revenues during the year ended December 31, 2009 were derived from three key customers.  Unless we are able to retain our existing customers or secure new customers, the loss of one or more of our significant customers would adversely affect our revenue and results of operations.  We have a dedicated business development team in place to market our suite of pressure control services.  In the U.S., our services are primarily provided on a “call out” basis, with short lead time between ordering equipment and services and providing service and delivering equipment.  In international markets, services and equipment are delivered based on service contracts with a term ranging from six months to five years.

Regulation

Our operations are affected by numerous foreign, federal, state, and local laws and regulations relating to, among other things, workplace health and safety and the protection of the environment. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business both directly and indirectly through our customers.  We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict whether additional laws and regulations will be adopted.

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

We generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The United States Environmental Protection Agency, or EPA, and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Some wastes handled by us in our field service activities that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. This would subject us to more rigorous and costly operating and disposal requirements. With regard to our U.S. operations, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that transported, disposed of, or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations in the United States on properties where activities involving the handling of hazardous substances or wastes may have been conducted prior to our operations on such properties or by third parties whose operations were not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

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

Research and Development

As part of our acquisition of John Wright Company (JWC) we acquired proprietary processes, software and expertise, collectively integrated into the “Well Control Management System,” that are designed to assist operators, drilling contractors, and integrated service companies to define and manage their well control risks in a systematic way.

Competition

We operate in highly competitive markets within the oilfield services industry.  We compete with large and small oilfield industry competitors including larger integrated oilfield service providers in all three business segments.  Although we have a strong market share position in our service lines providing snubbing/hydraulic workover, equipment rentals and prevention and risk management services, these markets are highly fragmented. Our main competitors include Halliburton Company, Cudd Pressure Control, a subsidiary of RPC, Inc., International Snubbing Services (ISS) and Warrior Energy Services (Bobcat) that are both subsidiaries of Superior Energy Services, Inc., and a number of local and regional oilfield service businesses.

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

Employees

As of December 31, 2009, we and our operating subsidiaries collectively had 665 full-time employees and 7 part-time personnel. In addition, we have several part-time consultants and also employ part-time contract personnel who remain on-call for certain Well Intervention and Response projects.  We are not subject to any collective bargaining agreements and consider our relations with our employees, consultants and contract personnel to be good.

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

We derive a significant portion of our revenue from our operations outside of the United States, which exposes us to risks inherent in doing business in each of the countries in which we transact business. Our operations in countries other than the United States accounted for approximately 68% of our consolidated revenues during the year ended December 31, 2009. Our operations in Venezuela and Algeria accounted for approximately 7% and 19%, respectively, of our consolidated revenues during the year ended December 31, 2009. Remaining foreign revenues for 2009 were primarily generated in India and Libya, with each representing over 12% of total revenues for the year ending December 31, 2009.  We anticipate that our revenues from foreign operations will increase in the future due to our international presence in key oil and gas markets.  Our international operations are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

Due to the unsettled political conditions in many oil-producing areas in which we operate, including parts of Africa, South America and the Middle East, our revenue and profits are subject to increased risk of disruption and cost associated with the foregoing risks.

For instance, the Venezuelan National Assembly has approved a system governing how the state oil company, Petróleos de Venezuela, could gain operating control of oil producing projects.  In 2007, the Venezuelan national oil company seized control of at least a 60% stake in oil production projects where foreign oil companies previously had a majority stake and operated the production project.  These actions have created uncertainty in future business and investment activities among oil and natural gas companies and other business in Venezuela and have resulted in some companies withdrawing or curtailing activities in Venezuela. More recently, the Venezuela National Assembly enacted legislation that allows the Venezuelan government, directly or through its state oil company, to assume control over the operations and assets of certain oil field service providers in exchange for reimbursement of the book value of the assets adjusted for certain liabilities. To the extent that these actions adversely affect our assets and operations or our customers' activities in this region, they may adversely affect our consolidated revenues, results of operations and liquidity.

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

Our customers’ activity levels and spending for our products and services may be adversely impacted by the recent volatility of oil and natural gas prices and uncertainty in the credit and capital markets.

Recently, commodity prices have been extremely volatile. While current commodity prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining their future spending levels and demand for our products and services.  Additionally, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been significant uncertainty affecting the capital markets and the availability of credit.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in our customers reducing capital expenditure budgets, curtailing operations, failing to meet their obligations as they come due and delaying payment of, or renegotiating the terms and amount of, amounts owing to us. A material reduction in, or curtailment of, the operations or growth of our customer base as a whole, or any failure of our customers to meet or continue their contractual obligations to us could have a material adverse effect on our revenues and results of operations.

We have borrowed, and may in the future borrow, money to fund our operations and growth, which exposes us to certain risks that may materially impact our operations.

On February 10, 2009, we entered into a new $54.4 million credit agreement, providing for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly principal payments of $1.72 million. The term and revolver credit lines require regularly scheduled quarterly payments of interest. The term loan and the revolving credit line each mature on February 10, 2012.  As of December 31, 2009 we had $39.1 million outstanding under the credit agreement and have the ability to borrow an additional $5.6 million.  Additionally, we have outstanding a subordinated promissory note totaling $3.0 million.  The borrowing base limitation under our revolving credit facility is subject to re-determination at the discretion of the lender if we fail to deliver the borrowing base certificate. Upon a re-determination, we could be required to repay a portion of our bank debt. Any failure by us to pay when due any amounts owing under the credit agreement or outstanding subordinated promissory note could result in a default and an acceleration of the loan. We intend to finance our operating expenses, capital expenditures and acquisitions with cash flow from operations and borrowings under our credit agreement. In addition, we may significantly alter our capitalization in order to make future acquisitions. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors. Many of these factors are beyond our control. Our level of debt affects our operations in several important ways, including the following:

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

Our business is dependent upon a few large customers. Approximately 42% of our consolidated revenues during the year ended December 31, 2009 were derived from three key customers. Unless we are able to retain our existing customers, or secure new customers the loss of one or more of our significant customers would adversely affect our revenue and results of operations.

We are subject to foreign exchange and currency risks, particularly with respect to Venezuela.

We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate all of our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  On December 31, 2009, we had a net working capital balance denominated in Venezuelan currency (Bolivars) and subject to market risks of $1,299,000.  On December 31, 2009, our total Venezuela net working capital excluding U.S. Dollars in a U.S. bank account was $10,517,000, and our net book value of property and equipment was $4,175,000.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003 that has restricted the conversion of the Bolivars to U.S. Dollars. Our operating subsidiary has registered with the control board (CADIVI) to permit a portion of our total receivables paid in U.S. dollars directly to a United States bank account. Venezuela is also on the U.S. government's "watch list" for highly inflationary economies. We estimate the negative pre-tax impact on our working capital balance denominated in Bolivar Fuerte to be approximately $650,000 for the quarter ended March 31, 2010.  Inflation and future devaluation may require us to record further charges.  Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.

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

Our hydraulic workover/snubbing operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Gulf of Mexico and the Gulf Coast. Weather conditions in these regions generally result in higher activity in the spring, summer and fall months, with the lowest activity in the winter months. In addition, summer and fall drilling activity and, therefore, the demand for our hydraulic workover/snubbing services can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;
•	weather-related damage to offshore equipment resulting in suspension of operations;
•	weather-related damage to our facilities;
•	increase in insurance cost and reduction in its availability;
•	inability to deliver men or materials to jobsites; and
•	loss of productivity.

Our industry is prone to overcapacity, which results in increased competition and lower prices for our services.

Oilfield service companies acquired additional equipment to meet their customers’ increasing demand for services as a result of high natural gas and crude oil prices and the associated increase in drilling activity in prior years. This resulted in an increased competitive environment and a significant increase in capacity among us and our competitors in certain of our operating regions. In the latter half of 2008 and continuing in 2009, prices for natural gas and crude oil and utilization rates for drilling rigs declined significantly. A sustained decline in these prices could result in a lower number of wells that are commercially viable for the natural gas and oil producers that we service. A reduction in the number of wells that require service could also increase overcapacity in our industry. To the extent that overcapacity persists, we will continue to experience significant downward pricing pressure and lower demand for our services, which will continue to adversely affect our financial condition and results of operations.

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

Declines in oil and natural gas prices and global economic weakness during 2009 have resulted in customers delaying payments on our invoices, which trend could adversely impact our liquidity, results of operations and financial condition.

In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  While historically our customer base has not presented significant credit risks, the economic recession and decrease in commodity prices has increased our exposure to the risks of nonpayment and nonperformance by our customers as a consequence of reductions in our customer’s cash flow from operations and limits on their access to capital.  For example, we have seen an increased delay in receiving payment on our receivables from our national oil company customers in Venezuela, and, during first quarter 2009,  and most of the second quarter, we temporarily suspended operations in Venezuela pending payment, before resuming operations in late second quarter of 2009 a partial payment was received.  If these customers, or any of our other significant customers, delay in paying us for a prolonged period or fail to pay us a significant amount of our outstanding receivables, it may have a material adverse effect on our liquidity, results of operations and financial condition. A more than temporary halt in our operations could result in our incurring impairment charges to the carrying values of our assets, further negatively impacting our results of operations and financial condition.

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

The cyclical nature of, or a prolonged downturn in, our industry could affect the carrying value of our goodwill and negatively impact our earnings.

As of December 31, 2009, we had $14,313,000 of goodwill or 7.3% of total assets.  We have recorded goodwill because we paid more for some our businesses than the fair market value of the tangible and measurable intangible net assets of those businesses.  Upon our annual review of our goodwill balance, if management determines that the carrying value of our equipment may not be recoverable, our goodwill could be reduced and therefore adversely impact our earnings.

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

We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment.  Under these laws and regulations, we may become liable for penalties arising from non-compliance, property and natural resource damages or costs of performing remediation.  Any changes in these laws and regulations could increase our costs of doing business.

Our operations are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation of waste and other substances. Liability under these laws and regulations could result in cancellation of well operations, expenditures for compliance and remediation, and liability for property damages and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders. In addition, the oil and natural gas operations of our customers and, therefore, our operations are limited by lease stipulations designed to protect various wildlife.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit our well services opportunities. Some environmental laws and regulations may impose joint and several, strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or due to the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and regulations, and costs associated with changes in such laws and regulations could be substantial and could have a material adverse effect on our financial condition.

Our well services opportunities may be limited by the affect on our customers of legislative and regulatory proposals related to climate change and hydraulic fracturing techniques utilized in many oil and gas reservoirs.

Several states have or may adopt climate change and greenhouse gas legislation and regulations.  Presently there are no federally mandated greenhouse gas reduction requirements in the United States. However, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill. The U.S. Senate’s version, The Clean Energy Jobs and American Power Act, or the Boxer-Kerry Bill, has been introduced, but has not passed. Although these bills include several differences that require reconciliation before becoming law, both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the US. Under such system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of this legislative initiative remains uncertain.   In addition to the pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter.  Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations.  The EPA has proposed regulation that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules this year.

Several proposals are before the U.S. Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production.  Hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs.  Such legislation could have a significant impact on the development of many oil and natural gas shale and tight sand formations.

Although it is not possible at this time to predict the final outcome of these state and federal legislative and regulatory proposals, they could adversely impact drilling activities and curtail exploratory or developmental drilling for oil and natural gas and, therefore, limit demand for our services.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of March 2, 2010, no shares of our preferred stock were outstanding, 80,128,460 shares of common stock were outstanding, and there were approximately 4.3 million shares of common stock underlying certain outstanding stock options, of which 3.9 million were exercisable within 60 days. The issuance of such additional shares of common stock would dilute the interests of our existing stockholders and issuance or potential issuance of such shares may create downward pressure on the trading price of our common stock or affect any future potential acquisition/merger offer, if any. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuances would further dilute the interests of our existing stockholders.

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

The Rights Agreement provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could make it more difficult for a third party to acquire control of our company. We have entered into a Rights Agreement that would cause extreme dilution to any person or group who attempts to acquire a significant interest in us without advance approval of our board of directors. Our certificate of incorporation and bylaws include provisions for a classified board, limitations on the removal of directors and on stockholder proposals at meetings of stockholders and limitations on the right of stockholders to call special meetings. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Each of these factors could increase the difficulty for a third party to acquire us and, therefore, delay or prevent a change of control transaction, even if that change would be beneficial to our stockholders, which could affect the value of our common stock and reduce or eliminate your ability to sell your shares of common stock at a premium.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We own or lease approximately 20 offices including operations facilities.  We believe our current operating facilities are suitable and adequate to meet current and reasonably anticipated needs although as our business grows we may need additional facilities.  Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Houston, Texas – Office, manufacturing and warehouse building

Houma, Louisiana – Office, operations, fabrication and equipment storage facility

Leased Locations

Houston, Texas – Administrative office

Rock Springs, Wyoming – Office, operations and equipment storage facility

Bridgeport, Texas - Office, operations and equipment storage facility

Pleasanton, Texas - Office, operations and equipment storage facility

Longview, Texas – Office, operations and equipment storage facility

Franklin, Texas – Office, operations and equipment storage facility

Shreveport, Louisiana – Office, operations and equipment storage facility

Broussard, Louisiana – Office, operations and equipment storage facility

Weston, West Virginia - Office, operations and equipment storage facility

Algeria – Office, operations, and equipment storage facility

Libya - Office

Republic of Congo – Office, operations, and equipment storage facility

Egypt – Office, operations, and equipment storage facility

Dubai – Office, operations, and equipment storage facility

Singapore - Office, operations and equipment storage facility

Qatar – Office, operations

Venezuela (Anaco) – Office, operations, and equipment storage facility

Venezuela (Ojeda) – Office, operations, and equipment storage facility

Item 3. Legal Proceedings.

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on our operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortuous interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees.  Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty.  On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000.00 plus $351,780.82 pre-judgment interest and costs of court.  The total judgment bears interest at 5% compounded on an annual basis.    The Company has taken appropriate steps to file an appeal of the trial court's judgment.  No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

Item 4. Reserved.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE Amex under the symbol “WEL.”  The following table sets forth the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE Amex:

	High and Low Sales Prices
	2009		2008
	High	Low	High	Low
First Quarter	$1.44	$1.03	$1.79	$1.27
Second Quarter	1.75	1.15	2.48	1.75
Third Quarter	1.70	1.21	3.15	1.90
Fourth Quarter	1.65	1.29	1.83	0.95

On March 2, 2010 the last reported sales price of our common stock as reported on NYSE Amex was $1.85 per share.

As of March 2, 2010, our common stock was held by approximately 186 holders of record.  We have a larger number of beneficial stockholders and much of our common stock is held by broker-dealers in street name for their customers.

We have not paid any cash dividends on our common stock to date. Our current policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. Our credit agreement contains covenants prohibiting the payment of dividends.

PERFORMANCE OF COMMON STOCK

The following graph compares our total stockholder return on an investment of $100 in our common stock at December 31, 2004 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 as compared to the Standard & Poors' 500, the PHLX Oil Service Sector and the DJ Wilshire MicroCap Oil Equipment & Services indices over the same period.

	12/04	12/05	12/06	12/07	12/08	12/09

Boots & Coots, Inc.	100.00	114.29	246.15	179.12	128.57	181.32
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
PHLX Oil Service Sector	100.00	150.07	169.79	251.32	100.69	163.60
DJ US MicroCap Oil Equipment & Services Total Stock Market	100.00	213.91	221.98	268.22	60.43	90.72

Item 6. Selected Financial Data.

The following table sets forth certain historical financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 which has been derived from our audited consolidated financial statements.  The data should be read in conjunction with the consolidated financial statements, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Revenues	$195,074	$209,237	$105,296	$97,030	$29,537
Operating income	12,671	29,820	12,692	19,892	4,563
Net income	6,009	21,819	7,891	11,165	2,779
Net income attributable to common stockholders	6,009	21,819	7,891	11,781	1,905
BASIC INCOME PER COMMON SHARE:
Net income	$0.08	$0.29	$0.11	$0.22	$0.06
Weighted average common shares outstanding –Basic	77,018	75,845	70,039	53,772	29,507

DILUTED INCOME PER COMMON SHARE:
Net income	$0.08	$0.28	$0.11	$0.21	$0.06
Weighted average common shares outstanding - Diluted	78,432	78,040	72,114	55,036	31,374

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Total assets (1)	$197,366	$184,973	$136,415	$101,017	$14,767
Long-term debt and notes payable, including current maturities (2)	42,290	31,698	28,091	31,432	6,448
Working capital (3)	47,004	40,169	34,712	25,512	3,565
Stockholders' equity (4)	109,617	101,761	77,043	38,422	3,795
Common shares outstanding	80,046	77,075	75,564	59,186	29,594

(1)
The increase in total assets during 2009 was primarily due to the increase in goodwill and intangibles resulting from the acquisition of JWC during 2009 and increase in deferred debt cost related to new Wells Fargo credit agreement.  The increase in total assets during 2008 was primarily due to the increase in receivables which resulted from substantial increase in revenue in the fourth quarter 2008 compared to fourth quarter 2007.  It was also a result of an increase in property, plant and equipment due to higher capital expenditures to support our higher volume of revenue in 2008.

(2)
The increase in long term debt from 2008 to 2009 is a result of the new credit agreement with Wells Fargo entered into during 2009 used primarily for funding the JWC acquisition. The increase in long term debt from 2007 to 2008 primarily resulted from borrowings to fund working capital and capital expenditure requirements. The increase in long term debt from 2005 to 2006 is a result of borrowings from debt issued and the credit agreement with Wells Fargo entered into, in conjunction with funding for the HWC acquisition.

(3)
Working capital is the dollar amount of current assets less current liabilities.   The working capital increased from 2008 to 2009 primarily due to the decrease in accounts payable and accruals offset by the increase in short term note payables related to the new Wells Fargo agreement.  The working capital increased from 2007 to 2008 primarily due to an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities, both of which were due to substantial increase in 2008 revenue activity.  In 2007, accounts receivable increased due to higher fourth quarter revenue in 2007 compared to 2006: additionally, foreign prepaid tax and prepaid expenses increased. The increase in working capital from 2005 to 2006 is a result of the HWC acquisition.

(4)
The increases in stockholders’ equity from 2008 to 2009 and from 2007 to 2008 are primarily due to net income.  The increase from 2006 to 2007 is due to our April 2007 underwritten public offering of 14.95 million shares of our common stock which netted $28.8 million. The increase in stockholders’ equity from 2005 to 2006 is a result of the 26.5 million shares issued for the purchase of HWC valued at $26.5 million.

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

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment and operating personnel are utilized primarily during the drilling and completion phases of oil and gas wells.  We are currently operating this business in our North America regions, classified as the Gulf of Mexico, Mid-Continent and Southeast and our Middle East international region.  We plan to expand into other operating areas where we provide pressure control services.

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

 Our summary consolidated operating results for the fiscal years ended December 31, 2009, 2008 and 2007 were:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues	$195,074	$209,237	$105,296
Costs and expenses:
Cost of sales	128,261	129,018	62,581
Operating expenses	31,037	30,599	17,792
Selling, general and administrative	10,306	10,304	5,904
Other operating expense	213	189	276
Depreciation and amortization	12,586	9,307	6,051
Operating income	12,671	29,820	12,692
Interest expense	3,756	2,546	2,584
Other (income) and expense, net	99	3	(532)
Income tax expense	2,807	5,452	2,749
Net income	$6,009	$21,819	$7,891

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

The Pressure Control segment consists of personnel, equipment and services which are designed to reduce the number and severity of critical well events offered through our prevention and risk management programs, including training, contingency planning, well plan reviews, audits, inspection services and engineering services. This segment also consists of personnel, equipment and services provided during a critical well event. These services can include snubbing and equipment services rental equipment provided during a response which are designed to minimize response time and mitigate damage while maximizing safety.  These services primarily utilize existing personnel to maximize utilization with only slight increases in fixed operating costs.

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

 Information concerning operations in our three different business segments for the years ended December 31, 2009, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues Pressure Control	$87,613	$92 ,804	$36, 845
Well Intervention	81,027	97,167	66,580
Equipment Services	26,434	19,266	1,871
	$195,074	$209,237	$105,296
Cost of Sales
Pressure Control	$56,769	$50,432	$16,719
Well Intervention	59,186	67,271	45,349
Equipment Services	12,306	11,315	513
	$128,261	$129,018	$62,581
Operating Expenses (1)
Pressure Control	$14,243	$15,664	$9,017
Well Intervention	11,979	12,290	7,966
Equipment Services	4,815	2,645	809
	$31,037	$30,599	$17,792
Selling, General and Administrative (2)
Pressure Control	$4,615	$4,499	$2,080
Well Intervention	4,507	5,035	4,006
Equipment Services	1,397	959	94
	$10,519	$10,493	$6,180
Depreciation and Amortization (1)
Pressure Control	$639	$1,032	$663
Well Intervention	8,659	6,796	5,239
Equipment Services	3,288	1,479	149
	$12,586	$9,307	$6,051
Operating Income(loss)
Pressure Control	$11,347	$21,177	$8,366
Well Intervention	(3,304)	5,775	4,020
Equipment Services	4,628	2,868	306
	$12,671	$29,820	$12,692

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and an allocation of remaining non-segment specific expenses pro rata between segments based upon relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro rata between segments based upon relative revenues and includes foreign currency translation.

Comparison of the Year ended December 31, 2009 with the Year ended December 31, 2008

Revenues

Pressure Control revenues were $87,613,000 for the year ended December 31, 2009, compared to $92,804,000 for the year ended December 31, 2008, representing a decrease of $5,191,000, or 5.6% in the current year.  The decrease was primarily due to a decrease in response revenue partially offset by an increase in international revenue from prevention and risk management projects in North Africa and Asia.

Well Intervention revenues were $81,027,000 for the year ended December 31, 2009, compared to $97,167,000 for the year ended December 31, 2008, representing a decrease of $16,140,000, or 16.6% in the current year.  The decrease was primarily due to the a project in Bangladesh that added $9.2 million in revenue in fiscal year 2008, the suspension of operations in Venezuela for most of the first and second quarters of 2009, reduced business in the Middle East, the loss of a tender in Egypt and a slowdown in the most of our North American regions.  In the current year, we experienced revenue increases in Algeria and the Northeast and Southeast regions of North America as well as from the commencement of operations in North Africa.

Equipment service revenues were $26,434,000 for the year ended December 31, 2009, compared to $19,266,000 for the year ended December 31, 2008, an increase of $7,168,000, or 37.2% in the current year.  This increase is due to the increase in capital used to expand our equipment rental and services business.

Cost of Sales

Pressure Control cost of sales was $56,769,000 for the year ended December 31, 2009, compared to $50,432,000 for the year ended December 31, 2008, an increase of $6,337,000, or 12.6% in the current year.  For the year ended December 31, 2009, cost of sales represented 64.8% of revenues compared to 54.3% of revenues for the year ended December 31, 2008. The increase was primarily due to a higher proportion of revenue being associated with third party costs primarily due to a project in India in 2009.

Well Intervention cost of sales was $59,186,000 for the year ended December 31, 2009, compared to $67,271,000 for the year ended December 31, 2008, a decrease of $8,085,000, or 12.0% in the current year.  For the year ended December 31, 2009, cost of sales represented 73.0% of revenues compared to 69.2% of revenues for the year ended December 31, 2008.  The increase in cost of sales as a percentage of revenue is primarily due to carrying costs associated with our operations in Venezuela during our suspension of operations there.

Equipment Services cost of sales was $12,306,000 for the year ended December 31, 2009, compared to $11,315,000 for the year ended December 31, 2008, an increase of $991,000, or 8.8% in the current year.  For the current year, cost of sales was 46.6% of revenue compared to 58.7% of revenue in the prior year.  The cost of sales as a percentage of revenue decrease was primarily due to a lower proportion of revenue with third party costs in 2009 in relation to 2008 as the asset base for the service line increased.

Operating Expenses

Consolidated operating expenses were $31,037,000 for the year ended December 31, 2009, compared to $30,599,000 for the year ended December 31, 2008, an increase of $438,000, or 1.4% in the current year.  During the current year, operating expenses represented 15.9% of revenues compared to 14.6% of revenues in the prior year. The increase in operating expenses was primarily due to increases in employment costs as we continued to add personnel to pursue opportunities to grow our geographic presence and product offerings.  The increases were partially offset by decreases in bonus accruals and bad debt expense.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses were $10,519,000 for the year ended December 31, 2009, compared to $10,493,000 for the year ended December 31, 2008, an decrease of $26,000 or 0.2% in the current year.  During the year ended December 31, 2009, SG&A expense represented 5.4% of consolidated revenues compared to 5.0% of revenues in the prior year.  The increase in total SG&A expense was primarily due to increases in professional fees and employment costs which were partially offset by decreases in bonus accruals and advertising and customer relations expenses.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased by $3,279,000, or 35.2% between the years ended December 31, 2009 and 2008.  The increase was primarily due to the depreciation increase of $2,878,000 resulting from an increase in capitalized assets in 2009.  The remaining increase was primarily due to amortization of intangible assets related to our acquisition of John Wright Company in February 2009.  Those intangible assets consist of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 5 to15 year periods.  Other intangible assets are related to the StassCo purchase and consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods.

Interest Expense

Interest expense increased by $1,210,000 in the year ended December 31, 2009 compared to the prior year period.  This includes $471,000 for the increase in amortization of deferred financing charges resulting from the new syndicated credit agreement we entered into in February 2009 and the required write off of $146,000 of the remaining deferred financing charges related to the previous loan.  The remaining increase was primarily a result of higher borrowings in the current year period.

Other (Income) and Expense, Net

Other income and expenses increased by $96,000 in the year ended December 31, 2009 compared to the prior year period. The increase was primarily a result of a $30,000 decrease in interest income.

Income Tax Expense

Income taxes for the year ended December 31, 2009 were $2,807,000, or 31.8% of pre-tax income, compared to income taxes for the year ended December 31, 2008 of $5,452,000, or 20.0% of pre-tax income.  The Company’s estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various jurisdictions can have a significant impact on the Company’s effective tax rate.  Our effective tax rate was adversely impacted by consolidating foreign losses from certain tax jurisdictions which do not generate future tax benefits.

Comparison of the Year ended December 31, 2008 with the Year ended December 31, 2007

Revenues

Pressure Control revenues were $92,804,000 for the year ended December 31, 2008, compared to $36,845,000 for the year ended December 31, 2007, representing an increase of $55,959,000, or 151.9% in the current year. The largest increase resulted from revenue of $41,050,000 from a prevention and risk management international project which was completed in the fourth quarter.  The remaining increase was primarily due to a higher level of international emergency response activity.

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

Income Tax Expense

Income taxes for the year ended December 31, 2008 were $5,452,000, or 20% of pre-tax income compared to the year ended December 31, 2007 of $2,749,000, or 25.8% of pre-tax income.  We determined that as a result of the acquisition of HWC we have experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (NOL) to offset U.S. taxable income generated during the tax year ended December 31, 2008 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.  In 2008, the tax expense as a percent of pretax income was lower due to taxable income in foreign jurisdictions with lower tax rates compared to the U.S. and a tax benefit related to the utilization of future Net Operating Losses (NOL’s) against taxable income in future years which was partially offset by estimated uncertain penalty and interest.  All 2008 U.S. current tax expense was offset by utilization of NOL’s and Foreign Tax Credits.

Liquidity and Capital Resources

Liquidity

At December 31, 2009, we had working capital of $47,004,000 compared to $40,169,000 at December 31, 2008.  Our cash balance at December 31, 2009 was $7,357,000 compared to $6,220,000 at December 31, 2008.  We ended the year with stockholders’ equity of $109,617,000, which increased by $7,856,000 when compared to $101,761,000 at December 31, 2008, primarily due to our net income of $6,009,000 for the year ended December 31, 2009.

Our primary liquidity needs are to fund working capital, capital expenditures such as expanding our equipment services fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash, cash flows from operations and borrowings under the revolving credit facility.

We generated cash from operating activities in fiscal year 2009 of $11,220,000 compared to $22,906,000 in 2008.  Cash was provided by operations primarily through net income of $6,009,000, non-cash charges of $14,689,000 and decreases in receivables of $455,000.  Non-cash charges were comprised primarily of $12,586,000 of depreciation and amortization, stock-based compensation of $1,693,000, bad debt provision of $480,000, and excess tax expense of $91,000 that were offset by a reduction due to a deferred tax credit of $161,000.  These positive cash flows were offset by decreases in accounts payable and accrued liabilities of $6,059,000, increases in other assets of $1,929,000, increases in inventory of $823,000, a gain on sale/disposal of assets of $654,000 and  increases in prepaid expenses and other current assets of $468,000.  Receivables decreased due to more timely collections, primarily from our foreign customers.  Accounts payable and accrued liabilities decreased primarily due to reductions in accrued compensation and foreign income taxes. Other assets increased primarily due to deferred financing charges related to the new credit agreement and due to prepaid agent commissions.  Inventory increased as a result of supporting future operations, and prepaid expenses and other current assets increased primarily due to an increase in insurance cost.

Cash used in investing activities during the years ended December 31, 2009 and 2008 was $17,478,000 and $28,120,000, respectively.  Capital expenditures totaled $14,726,000 and $28,537,000 during the years ended December 31, 2009 and 2008, respectively.  Capital expenditures in 2009 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services, the acquisition of the abrasive jet cutting systems and the acquisition of John Wright Company (JWC), while our 2008 capital expenditures were primarily purchases of assets for our hydraulic workover and snubbing services and our rental equipment services.  During the year ended December 31, 2009, we realized insurance proceeds of $3,432,000 on a claim related to one of our hydraulic workover units and portions of its auxiliary equipment and inventory that fell from a third party freight vessel into the sea off the coast of Libya.  The insurance proceeds were used for replacement of equipment and inventory.  This claim resulted in a gain on disposal of assets totaling $347,000 in the current year.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo) for cash consideration of $10,694,000, net of cash acquired and including transaction costs, but excluding a payable to the former owners of $500,000.  This transaction was funded utilizing cash proceeds available from our underwritten public offering of common stock in April 2007.  StassCo performed snubbing services in the Cheyenne basin, Wyoming and operated four hydraulic rig assist units.

On February 10, 2009, we acquired Houston based John Wright Company (JWC) for cash consideration of $6,668,000, net of cash acquired, and issued a promissory note to John. W. Wright for $3,000,000.  This transaction was funded utilizing cash obtained under our new credit facility.

Our net cash generated from financing activities was $7,395,000 for the year ended December 31, 2009, primarily as a result of the new credit facility entered into on February 10, 2009, which generated proceeds of $9,701,000, net of pay down of $3,927,000 on our previous credit facility and repayment of all $21,166,000 of related party debt. We generated net cash of $4,933,000 from financing activities for the year ended December 31, 2008 primarily as a result of borrowings under our revolving credit facility of $5,374,000.

On December 31, 2009, we had cash of $2,106,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank and  Venezuela trade accounts receivables owing from the country’s national oil companies of $14,355,000 including $5,149,000 denominated in Bolivares Fuertes and $9,206,000 denominated in U.S. Dollars, of which $6,076,000 is settled in Bolivares Fuertes and $3,130,000 is settled in U.S.Dollars.  The U.S. Dollar settled amount includes $893,000 recorded on a cash basis and is classified as deferred revenue.  The Venezuelan trade accounts receivable is down considerably from the $20,993,000 exposure we had at March 31, 2009 when we temporarily suspended operations due to our concern over our total working capital exposure in Venezuela.

The table below shows the amounts of Venezuela trade accounts receivables as of March 31, 2009 in relation to the amounts of those same receivables uncollected as of June 30, 2009, September 30, 2009 and December 31, 2009.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Bolivares Fuertes	$10,740	$9,135	$2,935	$2,901
U.S. Dollar denominated settled in Bolivares Fuertes	6,218	4,973	4,156	3,826
U.S. Dollar denominated settled in U.S. Dollars	4,035	4,005	4,005	3,054
Total	$20,993	$18,113	$11,096	$9,781

As of December 31, 2009, we had net working capital exposure of $10,517,000, including $1,229,000 denominated in Bolivares Fuertes and $9,288,000 denominated in U.S. Dollars.  Our Venezuelan operations currently fund liquidity needs from the working capital that is generated by Venezuelan operations.  Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate all of our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies, and we partially do this in Venezuela.

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

Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States, we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar.  This change allowed us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.  The Security and Exchange Commission Regulation Committee’s International Practices Task Force’s Center for Audit Quality has deemed Venezuela’s currency as hyperinflationary effective January 1, 2010.  Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The estimated unfavorable impact of the devaluation to the Company’s first quarter results is approximately $650,000 with the exchange rate movement from 2.15 to 4.30.   The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending.

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commenced June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on December 31, 2009 was $29.2 million on the term credit facility and $9.9 million on the revolving credit facility.  The revolving credit facility borrowing base was $16.6 million at December 31, 2009, adjusted for $1.1 million outstanding under letters of credit and guarantees, leaving $5.6 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at December 31, 2009 was 7.75% and 5.75%, respectively.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We are in compliance with these covenants as of December 31, 2009 and expect to be in compliance for the next twelve months.

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

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at December 31, 2009 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Year 1	Years 2&3	Years 4&5	Thereafter
Long and short term debt and notes payable
Term loan	$29,240	$6,880	$22,360	$—	$—
Revolving credit facility	$9,901	$—	$9,901	$—	$—
Subordinated debt	$3,000	$—	$3,000	$—	$—
Capital lease payments (including interest)	$161	$60	$101	$—	$—
Future minimum lease payments	$8,683	$2,579	$2,969	$1,516	$1,619
Total commitments	$50,985	$9,519	$38,331	$1,516	$1,619

Off-Balance Sheet Arrangements

As of December 31, 2009 we had no off-balance sheet arrangements.

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

Revenue Recognition - Revenue is recognized on our service contracts primarily on the basis of contractual day rates as the work is completed.  Revenue and cost from product and equipment sales is recognized upon customer acceptance and contract completion.  Revenue excludes taxes assessed based on revenue such as sales or value added taxes.  Effective June, 2009, the Company began deferring for the portion of Venezuela service revenue to be settled in U.S. dollars, and those amounts will be recognized as revenue when earned and cash is collected.  At December 31, 2009, the amount of deferred revenue related to VZ services was $893,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and sub-contracted work as incurred.  WELLSURE revenues represented approximately 1% of our total revenues for the years ended December 31, 2009 and 2008.

Cost of sale - Cost of sales includes all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, repairs and depreciation costs. Operating expense includes costs related to service line management and support, including business development and delivery expenses. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives.

Allowance for Doubtful Accounts - We perform ongoing evaluations of our customers and generally do not require collateral.  We assess our credit risk and provide an allowance for doubtful accounts for any accounts which we deem doubtful of collection.

Share-based compensation - We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant and for the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors; including employee stock options based on estimated fair values.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term nature of those instruments and because debt is at a floating rate.  We use available market rates to estimate the fair value of debt which approximated the carrying value at December 31, 2009.

Goodwill - Goodwill is not being amortized, but is being reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value may have occurred.  Goodwill is associated with the March 2006 acquisition of the hydraulic well control business (HWC) of Oil States International, Inc., the July 2007 acquisition of Stassco Pressure Control LLC (StassCo) and the February 2009 acquisition of the John Wright Company and as is further described in Note E.  The goodwill for the HWC and StassCo acquisitions have been assigned to the Well Intervention segment, and the goodwill for the John Wright acquisition has been assigned to the Pressure Control segment.  These segments are deemed the reporting units for this review.  Fair values of the reporting units are determined based on internal management estimates using a combination of discounted cash flows and market comparable companies.  We perform the annual reviews for possible impairment in the fourth calendar quarter of each year, and the impairment testing consists of a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and utilizes a future cash flow analysis based on the estimates and assumptions of our forecasted long-term growth model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The fair value of each of our reporting units exceeded its carrying amount for 2009 and 2008, and no goodwill impairment was recognized based on the evaluations performed at December 31, 2009 and 2008.

Income Taxes - We recognize the amount of taxes payable or refundable for the current year and use an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  We apply the following basic principles in accounting for our income taxes:
•	a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year;
•	a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards;
•
the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered; and

•	the value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

We determine deferred taxes separately for each tax-paying component (an entity or a group of entities that is consolidated for tax purposes) in each tax jurisdiction.  That determination includes the following procedures:
•	identifying the types and amounts of existing temporary differences;
•	measuring the total deferred tax liability for taxable temporary differences using the applicable tax rate;
•	measuring the total deferred tax asset for deductible temporary differences and operating loss carryforwards using the applicable tax rate;
•	measuring the deferred tax assets for each type of tax credit carryforward; and
•	reducing the deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our primary deferred tax assets at December 31, 2009 are related to $26.9 million in available federal net operating loss carry forwards (NOL’s), net of expiring losses and $1.8 million of foreign tax credits.  The foreign tax credits will expire in 2019.  The NOL’s will expire in varying amounts during the years 2020 through 2023 if they are not first used to offset taxable income that we generate.  Our ability to utilize a significant portion of the available NOL’s are currently limited due to a change in control that occurred during 2006. As of December 31, 2009, we have three years of NOL for which we do not have a valuation allowance. We believe that the Company's forecasted taxable income during the next three years will allow us to utilize those NOLs. The remaining years NOL's have a full valuation allowance. We will continue to monitor this in future periods and adjust the allowance accordingly.

Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates.  Additionally, we use forecasts of certain tax elements, such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies.  Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results.  Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts related to our continuing operations.

Our income tax provision for the year ended December 31, 2009 totaled $2.8 million, or 31.84% of pretax income.  Our income tax provision for the year ended December 31, 2008 totaled $5.5 million, or 20% of pretax income.

We have operations in jurisdictions other than the United States.  Consequently, we are subject to the jurisdiction of a significant number of taxing authorities.  The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding.  The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction.  Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year.

Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are subject to examination  in the normal course of business by tax authorities.  These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process.  Predicting the outcome of disputed assessments involves some uncertainty.  Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate, and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome.  We provide for uncertain tax positions pursuant to current accounting standards, which prescribe a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  They also provide guidance for derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We account for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  The Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2004 remain open in Venezuela, tax years subsequent to 2004 remain open in Algeria, tax tears subsequent to 2004 remain open in the Congo, and tax years subsequent to 2007 for Libya.   During 2007, the Company recorded a charge of $616,000 relating to unrecognized tax benefits.  The Company recorded a charge of $196,000 and $206,000 for the tax years ending December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisition completed on February 10, 2009 (see Note E). Overall the adoption of this change did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented (see Note J). The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

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

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance.  We have evaluated subsequent events after the balance sheet date of December 31, 2009 to March 3, 2010 which is the date the financial statements were issued.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In October 2009, the FASB issued changes to the accounting for revenue recognition under multiple-deliverable revenue arrangements.  These changes address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  These changes are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt these changes retrospectively for all prior periods. Management is currently evaluating the requirements of these changes and has not yet determined the impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  During the year 2009, approximately 68% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country, geographic region or business segment can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U. S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the year 2009, work in Venezuela and Algeria contributed 7% and 19% of our consolidated revenues, respectively, which was collectively increased slightly from the prior year period when revenues from these countries represented 12% and 13%, respectively, of total consolidated revenues.  Remaining foreign revenues for year 2009 were primarily generated in India and Libya,   with each representing over 12% of total international revenues for the period.

During the first quarter of 2009, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received. Effective June 2009, for that portion of all future services to be settled in U.S. Dollars, revenue will be recognized as it is earned and cash is collected.  As of December 31, 2009 this deferred revenue totaled $893,000.  The current accounts receivable to be settled in U.S. Dollars totaled approximately $4.2 million at December 31, 2009.  During the year ended December 31, 2009, the Company has collected payment on Bolivares Fuertes receivables totaling $10.5 million, on Bolivares Fuertes receivables denominated in U.S. Dollars totaling $4.7 million, and $1.7 million U.S. Dollar denominated receivables settled in U.S Dollars.  Since the end of the first quarter and as of December 31, 2009, the Company has collected payment on Bolivars Fuertes receivables totaling $10.4 million, on U.S. Dollar denominated receivables settled in Bolivares Fuertes totaling $4.1 million, and on U.S. Dollar denominated receivables settled in U.S. Dollars totaling $1.7 million.  The Company continues efforts to collect accounts receivable and unbilled revenue. Management is closely monitoring the situation, expects to continue to maintain and operate its facilities in Venezuela, and does not believe a reserve is necessary for current uncollected receivables.  Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The estimated unfavorable impact of the devaluation to the Company’s first quarter results is approximately $650,000 with the exchange rate movement from 2.15 to 4.30.   For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.  On December 31, 2009, our total Venezuela net working capital excluding U.S. Dollars in a U.S. bank account was $10,517,000, and our net book value of property and equipment was $4,175,000.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to movements in interest rates.  As of December 31, 2009, we had floating rate obligations totaling approximately $39.1 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the December 31, 2009 levels, our interest expense would increase by a total of approximately $233,000 annually.

Item 8. Financial Statements and Supplementary Data.

Attached following the Signature Pages and Exhibits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

UHY LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which appears herein.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Rights(b)	Number of Securities Remaining Available for Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	4,595,000	$1.26	2,042,304
Equity compensation plans not approved by security holders	0	$0	0
Total	4,595,000	$1.26	2,042,304

(1)	Represents shares under the Boots & Coots 2004 Long Term Incentive Plan, as amended, 2006 Non-Employee Director Stock Incentive Plan, 2000 Long Term Incentive Plan and Outside Directors Option Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated financial statements for the three years in the period ended December 31, 2009, included after signature page.

2.	Financial statement schedules included in consolidated financial statements.

3.	Exhibit Index

(b)	Exhibits
Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)

4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
10.01**	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.02**	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.03**	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.04**	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.05**	―	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.06**	―	2004 Long Term Incentive Plan 2,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)
10.07**	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).
10.08**	—	Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)
10.09**	—	Severance Agreement dated August 1, 2008 by and between Boots & Coots Services, LLC. and Cary Baetz. (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 5, 2008.)
10.10**	—	2004 Long Term Incentive Plan (amended and restated as of August1, 2008). (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 6, 2008.)
10.11**	—	Form of Stock Appreciation Rights Agreement under 2004 Long Term Incentive Plan. (Incorporated herein by reference to exhibit 10.2 of Form 8-K filed August 6, 2008.)
10.12	—
Credit and Security Agreement dated February 10, 2009 by and between Boots & Coots,Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.01 of Form 8-K filed February 17, 2009.)

10.13	—	Subordinated Note Agreement between Boots & Coots, Inc. and John Wright Company dated February 10, 2009. (Incorporated herein by reference to exhibit 10.24 on Form 10-K filed March 12, 2009.)
10.14**	—	2004 Long Term Incentive Plan (amended as of May 13, 2009). (Incorporated herein by reference to exhibit 5.02 of Form 8-K filed May 13, 2009.)
10.15**	—	2004 Long Term Incentive Plan 3,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed June 4, 2009.)
10.16**	—	Amended and Restated Employment Agreement between Boots & Coots, Inc. and Jerry Winchester dated June 29, 2009. (Incorporated herein by reference to item 10.1 on Form 8-K filed July 2, 2009.)
10.17**	—	Amended and Restated Employment Agreement between Boots & Coots Services, LLC and Dewitt Edwards dated June 29, 2009. (Incorporated herein by reference to item 10.2 on Form 8-K filed July 2, 2009.)
10.18**	—	Amended and Restated Severance Agreement between Boots & Coots Services, LLC and Cary Baetz dated June 29, 2009. (Incorporated herein by reference to exhibit 10.3 of Form 8-K filed July 2, 2009.)
*10.19	—	Amendment No. 1 to the Credit and Security Agreement dated effective August 14, 2009 by and between Boots & Coots, Inc. and Wells Fargo Bank, National Association.
*10.20	—	Amendment No. 2 to the Credit and Security Agreement entered into August 31, 2009 by and between Boots & Coots, Inc. and Wells Fargo Bank, National Association.
*21.01	—	List of subsidiaries.
*23.1	―	Consent of UHY LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Cary Baetz
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Cary Baetz

*Filed herewith
**Indicates management compensation plan filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOTS & COOTS, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

Date:   March 3, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ DOUGLAS E. SWANSON	Chairman of the Board of Directors	March 3, 2010
Douglas E. Swanson

By: /s/ JERRY WINCHESTER	Chief Executive Officer and Director	March 3, 2010
Jerry Winchester	(Principal Executive Officer)

By: /s/ CARY BAETZ	Chief Financial Officer	March 3, 2010
Cary Baetz	(Principal Financial Officer)

By: /s/ WILLIAM BULCHER	Vice President, Controller	March 3, 2010
William Bulcher	(Principal Accounting Officer)

By: /s/ ROBERT HERLIN	Director	March 3, 2010
Robert S. Herlin

By: /s/ E.J. DIPAOLO	Director	March 3, 2010
E.J. DiPaolo

By: /s/ W. RICHARD ANDERSON	Director	March 3, 2010
W. Richard Anderson

By: /s/ K. KIRK KRIST	Director	March 3, 2010
K. Kirk Krist

By: /s/ ROBERT G. CROYLE	Director	March 3, 2010
Robert G. Croyle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Boots & Coots, Inc.:

We have audited Boots & Coots, Inc. (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Boots & Coots, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boots & Coots, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report, dated March 3, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boots & Coots, Inc.:

We have audited the accompanying consolidated balance sheets of Boots & Coots, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boots & Coots, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boots & Coots, Inc. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
March 3, 2010

BOOTS & COOTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

ASSETS
	December 31, 2009	December 31, 2008

CURRENT ASSETS:
Cash and cash equivalents	$7,357	$6,220
Restricted cash	323	0
Receivables, net	70,471	70,940
Inventory	3,569	2,746
Prepaid expenses and other current assets	10,928	10,801
Total current assets	92,648	90,707

PROPERTY AND EQUIPMENT, net	80,289	80,469
GOODWILL	14,313	9,150
INTANGIBLE ASSETS, net	7,500	3,960
OTHER ASSETS	2,616	687
Total assets	$197,366	$184,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,931	$5,523
Accounts payable	17,857	19,988
Income tax payable	3,587	5,649
Accrued compensation and benefits	6,004	9,325
Accrued taxes, other than income tax	5,003	4,278
Accrued liabilities	6,262	5,775
Total current liabilities	45,644	50,538

LONG-TERM DEBT, net of current maturities	32,359	5,009
RELATED PARTY LONG-TERM DEBT	3,000	21,166
DEFERRED TAXES	5,638	5,799
OTHER LIABILITIES	1,108	700
Total liabilities	$87,749	$83,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 80,046,000 and 77,075,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	1	1
Additional paid-in capital	129,955	128,108
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(19,105)	(25,114)
Total stockholders' equity	109,617	101,761
Total liabilities and stockholders' equity	$197,366	$184,973

See accompanying notes to consolidated financial statements.

BOOTS & COOTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share and share amounts)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

REVENUES	$195,074	$209,237	$105,296

COST OF SALES, excluding depreciation and amortization	128,261	129,018	62,581
OPERATING EXPENSES	31,037	30,599	17,792
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,306	10,304	5,904
FOREIGN CURRENCY TRANSLATION	213	189	276
DEPRECIATION AND AMORTIZATION	12,586	9,307	6,051
	54,142	50,399	30,023

OPERATING INCOME	12,671	29,820	12,692

INTEREST EXPENSE	3,756	2,546	2,584
OTHER (INCOME) AND EXPENSE, net	99	3	(532)

INCOME BEFORE INCOME TAXES	8,816	27,271	10,640

INCOME TAX EXPENSE	2,807	5,452	2,749

NET INCOME	$6,009	$21,819	$7,891

EARNINGS PER SHARE:
Basic	$0.08	$0.29	$0.11
Diluted	$0.08	$0.28	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,018,000	75,845,000	70,039,000
Diluted	78,432,000	78,040,000	72,114,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(in Thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount
BALANCES at January 1, 2007	—	$—	59,186	$1	$94,479	$(54,824)	$(1,234)	—	$—	$38,422
Common stock options exercised	—	—	727	—	607	—	—	—	—	607
Restricted common stock issued	—	—	701	—	443	—	—	—	—	443
Stock based compensation	—	—	—	—	833	—	—	—	—	833
Issuance of common stock, net of offering costs	—	—	14,950	—	28,847	—	—	—	—	28,847
Net income	—	—	—	—	—	7,891	—	—	—	7,891
BALANCES, December 31, 2007	—	$—	75,564	$1	$125,209	$(46,933)	$(1,234)	—	$—	$77,043
Common stock options exercised	—	—	1,444	—	1,274	—	—	—	—	1,274
Restricted common stock issued	—	—	131	—	—	—	—	—	—	—
Restricted common stock forfeited	—	—	(39)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(25)	(37)	(37)
Cancellation of treasury stock	—	—	(25)	—	(37)	—	—	25	37	—
Excess tax benefit	—	—	—	—	265	—	—	—	—	265
Stock based compensation	—	—	—	—	1,397	—	—	—	—	1,397
Net income	—	—	—	—	—	21,819	—	—	—	21,819
BALANCES, December 31, 2008	—	$—	77,075	$1	$128,108	$(25,114)	$(1,234)	—	$—	$101,761
Common stock options exercised	—	—	214	—	245	—	—	—	—	245
Restricted common stock issued	—	—	2,757	—	—	—	—	—	—	—
Excess tax benefit(expense)	—	—	—	—	(91)	—	—	—	—	(91)
Stock based compensation	—	—	—	—	1,693	—	—	—	—	1,693
Net income	—	—	—	—	—	6,009	—	—	—	6,009
BALANCES, December 31, 2009	—	$—	80,046	$1	$129,955	$(19,105)	$(1,234)	—	$—	$109,617

BOOTS & COOTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,009	$21,819	$7,891
Adjustments to reconcile net income to net cash provided operating activities
Depreciation and amortization	12,586	9,307	6,051
Deferred tax provision (benefit)	(161)	121	(878)
Stock based compensation	1,693	1,397	1,276
Bad debt provision (recovery)	480	2,177	(109)
Excess tax (benefit) expense	91	(265)	—
Other non-cash charges	—	(263)	—
Gain on sale or disposal of assets	(654)	(215)	(2,449)
Changes in operating assets and liabilities:
Receivables	455	(28,073)	(3,353)
Inventory	(823)	(1,361)	(420)
Prepaid expenses and current assets: net of assets acquired	(468)	(2,005)	(4,069)
Other assets and goodwill	(1,929)	(110)	(504)
Accounts payable and accrued liabilities	(6,059)	20,377	(1,290)
Net cash provided by operating activities	11,220	22,906	2,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash-	(6,668)	—	(10,694)
Property and equipment additions	(14,726)	(28,537)	(21,309)
Insurance proceeds from disposal of property and equipment	3,432	—	4,605
Proceeds from sale of assets	484	417	333
Net cash used in investing activities	(17,478)	(28,120)	(27,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of term loan	(9,087)	(1,940)	(2,482)
Payment of related party debt	(21,166)	—	—
Revolving credit borrowings, net	3,469	5,374	(859)
Principal payment under capital lease obligations	(52)	(3)	—
Proceeds from term loan	34,400	—	—
Purchase of Treasury Stock	—	(37)	—
Excess tax (benefit) expense	(91)	265	—
Net proceeds from issuance of common stock	—	—	28,847
Decrease (increase) in restricted cash	(323)	—	274
Stock options exercised	245	1,274	607
Net cash provided by financing activities	7,395	4,933	26,387
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,137	(281)	1,468
CASH AND CASH EQUIVALENTS, beginning of year	6,220	6,501	5,033
CASH AND CASH EQUIVALENTS, end of year	$7,357	$6,220	$6,501

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,938	$2,758	$2,916
Cash paid for income taxes	5,114	4,876	6,769

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Long term notes issued for acquisition of business	$3,000	$—	$—
Capital lease obligations for equipment additions	$24	$177	$—

See accompanying notes to consolidated financial statements.

BOOTS & COOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

Boots & Coots, Inc. and subsidiaries (the “Company”), provides a suite of integrated pressure control and related services to onshore and offshore oil and gas exploration and development companies; principally in North America, South America, North Africa, West Africa and the Middle East.  Our customers include major and independent oil and gas companies in the U.S. market and major international and foreign national oil and gas producers as well as other oilfield service companies.  Our service lines are organized into three business segments: Pressure Control, Well Intervention and Equipment Services.  Our Pressure Control segment consists of personnel, equipment and emergency services utilized during a critical well event.  We have a long history in the oil and gas industry and are widely recognized for our emergency response services.  Our Well Intervention segment consists of services that are designed to enhance production for oil and gas operators and consists primarily of hydraulic workover and snubbing services. Our Equipment Services segment, designed for safer and more efficient production under high pressure situations, consists primarily of pressure control equipment rentals and services.  The name of the Company was changed to “Boots & Coots, Inc.”  from “Boots & Coots International Well Control, Inc.” upon approval by a majority stockholder vote at our annual meeting of stockholders on May 21, 2009.

B.	Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the financial transactions and accounts of us and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - We consider all unrestricted highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  At December 31, 2009, restricted cash totaled $380,000 compared to restricted cash of $61,000 at December 31, 2008, and both relate to letters of credit.  Restricted cash at year ended December 31, 2009 consisted of $323,000 included in restricted cash and $57,000 included in other assets, while the entire amount at December 31, 2008 was included in other assets.

Revenue Recognition - Revenue is recognized on our service contracts primarily on the basis of contractual day rates as the work is completed.  Revenue and cost from product and equipment sales is recognized upon delivery, customer acceptance and contract completion.  Revenue excludes taxes assessed based on revenue such as sales or value added taxes.  Effective June, 2009, the Company began deferring for the portion of Venezuela service revenue to be settled in U.S. dollars, and those amounts will be recognized as revenue when earned and cash is collected.  At December 31, 2009, the amount of deferred revenue related to VZ services was $893,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

Cost of sales includes all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, related workman’s compensation insurance, supplies, tools, and repairs. General and administrative costs are charged to expense as incurred. Fixed assets are depreciated over their useful lives.

We recognize revenues under the WELLSURE® program as follows: (a) initial deposits for pre-event type services are recognized ratably over the life of the contract period, typically twelve months (b) revenues and billings for pre-event type services provided are recognized when the insurance carrier has billed the operator and the revenues become determinable and (c) revenues and billings for contracting and event services are recognized based upon our predetermined day rates and costs associated with sub-contracted work as performed.  WELLSURE revenues represented approximately 1% of our total revenues in 2009and 2008.

Receivables and Concentration of Credit Risk – Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry.  The Company evaluates the credit-worthiness of its major new and existing customers’ financial condition and, generally, the Company does not require collateral, but may require letters of credit for certain international customers.

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

Impairment of Long Lived Assets - We evaluate the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.  Based on the Company’s review, no such impairment exists for the periods presented.

Goodwill - Goodwill is not being amortized, but is being reviewed at least annually for impairment or more often if changes in facts and circumstances indicate a loss in value may have occurred.  Goodwill is associated with the March 2006 acquisition of the hydraulic well control business (HWC) of Oil States International, Inc., the July 2007 acquisition of Stassco Pressure Control LLC (StassCo) and the February 2009 acquisition of the John Wright Company and as is further described in Note E.  The goodwill for the HWC and StassCo acquisitions have been assigned to the Well Intervention segment, and the goodwill for the John Wright acquisition has been assigned to the Pressure Control segment.  These segments are deemed the reporting units for this review.  Fair values of the reporting units are determined based on internal management estimates using a combination of discounted cash flows and market comparable companies.  We perform the annual reviews for possible impairment in the fourth calendar quarter of each year, and the impairment testing consists of a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and utilizes a future cash flow analysis based on the estimates and assumptions of our forecasted long-term growth model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The fair value of each of our reporting units exceeded its carrying amount for 2009 and 2008, and no goodwill impairment was recognized based on the evaluations performed at December 31, 2009 and 2008.

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

Foreign currency - Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States International, Inc. (see “Note E–Business Combination” for more information), we changed our functional currency in Venezuela from the Venezuelan Bolivar to the U.S. Dollar. This change allows us to have one consistent functional currency after the acquisition. Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1.2 million and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency. The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.  Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The estimated unfavorable impact of the devaluation to the Company’s first quarter results is approximately $650,000 with the exchange rate movement from 2.15 to 4.30.

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

Capitalized Interest - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives.  Capitalized interest for the years ending December 31, 2009, 2008 and 2007 were $5,000, $261,000 and $376,000, respectively.

Income Taxes – We account for income taxes with recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax loss carry forwards.  The domestic tax liabilities are offset by the usage of our net domestic operating loss carry forwards.  The provision for tax expense includes foreign income taxes from Algeria, Congo, and Venezuela (See Note I).

We account for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  The Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions, tax years subsequent to 2004 remain open in Venezuela, tax years subsequent to 2004 remain open in Algeria, and tax tears subsequent to 2004 remain open in the Congo.   During 2007, the Company recorded a charge of $616,000 relating to unrecognized tax benefits.  The Company recorded a charge of $196,000 and $206,000 for the tax years ending December 31, 2009 and 2008, respectively.

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

The weighted average number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 is illustrated below:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$6,009	$21,819	$7,891
Denominator:
For basic earnings per share-
Weighted-average shares	77,018	75,845	70,039
Effect of dilutive securities:
Stock options and warrants (1)	1,414	2,195	2,075
Denominator:
For diluted earnings per share –
Weighted-average shares	78,432	78,040	72,114

(1)  Excludes the effect of outstanding stock options and warrants that have an anti-dilutive effect on earnings per share.

The exercise prices of our stock options vary from $0.67 to $3.00 per share.  The maximum number of potentially dilutive securities at December 31, 2009, 2008 and 2007 would include: (1) 4,595,000, 4,898,000 and 5,647,000 common shares, respectively, issuable upon exercise of stock options, and (2) none, none and 637,500, common shares, respectively, issuable upon exercise of stock purchase warrants.

Share-based compensation - We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock.  The following weighted average assumptions were applied in determining the fair values of option grants:

	Year Ended December 31,
	2008	2007
Risk-free interest rate	3.23%	4.60%
Expected dividend yield	―	―
Expected option life	4.11 yrs	3.9 yrs
Expected volatility	53.3%	60.5%
Weighted average fair value of options granted at market value	$1.38	$0.96
Forfeiture rate	6.67%	6.94%

For the year ending December 31, 2009 there were no stock options granted.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term nature of those instruments and because debt is at a floating rate.  We use available market rates to estimate the fair value of debt which approximated the carrying value at December 31, 2009.

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

Subsequent Events  -  We have evaluated events occurring  after the balance sheet date included in this Annual Report on Form 10-K for possible disclosure as a subsequent event.  Management monitored for subsequent events through the date that these financial statements were available to be issued.  No subsequent events were identified by management that required disclosure.

C.	Recently Issued Accounting Standards

On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisition completed on February 10, 2009 (see Note E). Overall the adoption of this change did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented (see Note J). The adoption of this change did not have a material impact on the Company’s results from operations or financial position.

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In October 2009, the FASB issued changes to the accounting for revenue recognition under multiple-deliverable revenue arrangements.  These changes address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  These changes are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt these changes retrospectively for all prior periods. Management is currently evaluating the requirements of these changes and has not yet determined the impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

D.	Detail of Certain Balance Sheet Accounts (in thousands):

	December 31,
	2009	2008
Accounts receivable, net:	(in thousands)
Trade	$45,830	$52,007
Unbilled revenue	24,499	19,298
Federal income tax receivable	―	1,215
Other	671	805
Allowance for doubtful accounts	(529)	(2,385)
	$70,471	$70,940

	December 31,
	2009	2008
Property and equipment, net:	(in thousands)
Land	$571	$571
Building and leasehold improvements	4,818	3,579
Equipment	95,559	76,771
Furniture, fixtures and office	3,053	2,701
Vehicles	3,634	3,912
Capital leases	201	177
Construction in progress	2,491	11,811
Total property and equipment	110,327	99,522
Less: Accumulated depreciation	(30,038)	(19,053)
	$80,289	$80,469

Depreciation and amortization expense was $11,670,000, $8,792,000 and $5,836,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008
Prepaid expenses and other current assets:	(in thousands)
Prepaid taxes	$4,342	$4,604
Prepaid insurance	2,578	2,010
Other	4,008	4,187
	$10,928	$10,801

	December 31,
	2009	2008
Accrued liabilities:	(in thousands)
Accrued insurance	$845	$1,092
Other	5,417	4,683
	$6,262	$5,775

E.	Business Combinations

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

The purchase price exceeded the fair value of acquired assets and assumed liabilities of $0.1 million, net of cash, resulting in recognition of goodwill of approximately $5.1 million and intangible assets of approximately $4.5 million.  The total purchase price less cash acquired of $0.3 million was $9.7 million and consisted of a promissory note issued to John W. Wright for $3.0 million and cash of $7.0 million.  The operating results of JWC are included in the consolidated financial statements subsequent to the February 10, 2009 effective date.

The preliminary fair values of the assets acquired and liabilities assumed effective February 10, 2009 are as follows (in thousands):

Current assets (excluding cash)	$119
Goodwill	5,163
Intangible Assets	4,456
Total assets acquired	9,738

Total liabilities assumed	65
Net assets acquired	$9,673

The intangible assets relate to customer relationships, non-compete agreement, trade name, process diagram and proprietary software, the preliminary value of which has been recorded.  The final evaluation and adjustment to goodwill will be completed within one year from the acquisition date, and the remaining goodwill is expected to be supported by the synergisms of our integrating the Company’s technologies into our Safeguard program which is currently our fastest growing service line and which is in our Pressure Control segment.   Acquisition costs of $89,000 are included in selling, general and administrative expenses for the year ended December 31, 2009.

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

	Year Ended December 31,
	2009	2008

Revenue	$195,310	$211,848
Operating Income	$12,650	$30,001
Net Income	$5,988	$21,588
Basic Earnings Per Share	$0.08	$0.28
Diluted Earnings Per Share	$0.08	$0.28

Basic Shares Outstanding	77,018	75,845
Diluted Shares Outstanding	78,432	78,040

The carrying amount of goodwill at December 31, 2009 of $14,313,000 consists of $5,163,000 from the John Wright Company acquisition, $4,824,000 from our acquisition of StassCo Pressure Control, LLC (StassCo) in 2007 and $4,326,000 from our acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. in 2006

F.	Intangible assets

Intangible assets were obtained in conjunction with the JWC acquisition on February, 10, 2009 and StassCo acquisition on July 31, 2007.  The intangible assets related to StassCo purchase consists of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$3,600	$392	$3,208
Non–compete agreements	1,085	333	752
	$4,685	$725	$3,960

December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$4,021	$707	$3,314
Non-compete agreements	1,677	673	1,004
Proprietary software	1,507	89	1,418
Trade name	1,336	119	1,217
Process diagram	600	53	547
	$9,141	$1,641	$7,500

Amortization expense on intangible assets for the years ended December 31, 2009, 2008 and 2007 was (in thousands) $916, $512 and $213, respectively. Total amortization expense is expected to be (in thousands) $966, $966, $779, $731, and $626 in 2010, 2011, 2012, 2013, and 2014, respectively.

G.	Long-Term Debt and Related Party Debt

Long-term and related party debt and notes payable consisted of the following:
	December 31,
	2009	2008
	(000’s)	(000’s)

U.S. revolving credit facility, with available commitments up to $20.0 million, a borrowing base of $16.6 million adjusted for $1.1 million outstanding under letters of credit and guarantees, leaving $5.6 million available to be drawn under the facility and an average interest rate of 7.22% as of December 31, 2009, and a borrowing base of $10.3 million and an average interest rate of 5.1% for the year ended December 31, 2008 (1)	9,901	$6,432
U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.59% as of December 31, 2009 and credit facility with initial borrowings of $9.7 million payable over 60 months and average interest rate of 5.6% for the year ended December 31, 2008 (1)	29,240	3,927
Related party debt (2)	3,000	21,166
Capital lease obligations, with interest rates ranging from 4.2% to 6.0%	149	173
Total debt	42,290	31,698
Less: current maturities	(6,931)	(5,523)
Total long-term and related party debt	$35,359	26,175
(1)	Loan information provided as of December 31, 2008 is related to the previous credit facility paid in full on February 10, 2009.
(2)	See Note H

Scheduled maturities of long-term debt as of December 31, 2009 are as follows:

Year Ending December 31,	Amount
(in thousands)
2010	$6,931
2011	6,933
2012	28,426
2013	-
2014	-
Thereafter	-
$42,290

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

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commenced June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on December 31, 2009 was $29.2 million on the term credit facility and $9.9 million on the revolving credit facility.  The revolving credit facility borrowing base was $16.6 million at December 31, 2009, adjusted for $1.1 million outstanding under letters of credit and guarantees, leaving $5.6 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greater of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at December 31, 2009 was 7.75% and 5.75%, respectively.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures.  The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of December 31, 2009.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States Energy Services, Inc. and to fund our purchase of John Wright Company.

H.	Related Party Debt

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009.  The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on the earlier of the Senior Payment Date, February 10, 2012 or the five year anniversary of the note, February 10, 2014.  Interest is accrued monthly and payable semi-annually on February 15 and August 15.  The interest expense on the note was $214,000 for the year ending December 31, 2009.  In addition to this debt, John Wright entered into an employment agreement with the Company.

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition and has been adjusted to $21.2 million after a $6.2 million adjustment for working capital acquired.  The note bears interest at a rate of 10% per annum, and requires a one-time principal payment on September 9, 2010.  Interest is accrued monthly and payable quarterly.  The interest expense on the note was $229,000 and $2,117,000 for the years ended December 31, 2009 and 2008, respectively.  This debt was repaid in conjunction with the new credit agreement entered into on February 10, 2009.

I.	Income Taxes

The amounts of income before income taxes attributable to domestic and foreign income are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Domestic	$13,646	$18,101	$458
Foreign	(4,830)	9,170	10,182
	$8,816	$27,271	$10,640

The provision (benefit) for income taxes shown in the consolidated statements of operations is made up of current and deferred taxes as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current
Domestic	$(15)	$518	$—
State	115	345	(121)
Foreign	4,377	4,504	3,570
Total	$4,477	$5,367	$3,449
Deferred
Domestic	(1,791)	(121)	(1,316)
Unrecognized Tax Benefits	121	206	616
	$2,807	$5,452	$2,749

The provision for income taxes differs from the amount that would be computed if income before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax provision at statutory rates	$3,086	$9,545	$3,724
State tax expense benefit, net of federal benefits	75	224	(79)
Net change in foreign tax rates	(1,538)	(8)	657
Return to provision adjustment	2,310	(2,806)	(2,612)
Adjustment to net operating loss from continuing operations	247	1,598	614
Nondeductible expenses	—	—	90
Foreign withholding tax	—	359	—
Unrecognized Tax Benefits	121	206	616
Change in valuation allowance	(1,494)	(3,666)	(261)
Net income tax provision	$2,807	$5,452	$2,749

Companies having NOL carry forwards are affected by the manner in which stock-based compensation tax deductions are treated for financial reporting purposes.  Accordingly, we may claim share-based compensation deductions in our federal corporate income tax returns in an amount equal to the related income that is included in our employees’ reported federal taxable income subject to any other applicable limitations.  Tax benefits generated in 2006 and subsequent reporting periods related to the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes, may not be recorded to additional paid-in-capital (“APIC”) for financial reporting purposes until the share-based compensation deductions actually reduce our cash income tax liability.  Any tax benefits attributable to these deductions will not be recorded to APIC for financial reporting purposes until such time as all existing and future NOL carry forwards have been fully utilized.  At December 31, 2009, we have excluded $1,840,752 of share-based compensation deductions from our NOL carry forwards for financial reporting purposes.

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

In each period, the Company assesses the likelihood that its deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that it does not meet the test that recovery is “more likely than not,” it established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  The Company has determined that a portion of its deferred tax asset related to the U.S. NOL’s will be realized.  Accordingly in 2009, $1.4 million of valuation allowance was released, which represents two years of the company’s NOL limitation ($4.2 million).   As of December 31, 2009, we had net domestic operating loss carry forwards of approximately $26,896,000, net of amounts expected to expire unused, expiring in various amounts beginning in 2019 and ending in 2024. The net operating loss carry forwards, along with the other timing differences, generate a net deferred tax asset in each year.  The foreign tax credits will expire in 2019.

The temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets
Net operating loss carry forward	$9,414	$9,543
Allowance for doubtful accounts	185	150
Share based compensation	1,207	883
Accruals	345	51
Foreign tax credit	1,836	37
Deferred revenue	114	203
Intercompany transfers	309	198
Total gross deferred tax assets	$13,410	$11,065

Deferred tax liabilities
Depreciation	2,875	1,232
Merger and acquisition costs	97	98
Section 481a adjustments	76	151
Prepaid insurance	745	685
Property and equipment, acquisition accounting	8,004	6,597
Total gross deferred tax liabilities	11,797	8,763
Net deferred tax assets	1,613	2,302
Valuation allowance	$(7,251)	$(8,101)
Net deferred income tax liabilities	$(5,638)	$(5,799)

The Company has not provided deferred taxes on the unremitted earnings of its foreign subsidiaries it considers all other amounts to be permanently reinvested.

Accounting for Uncertainty in Income Taxes

We have applied a more likely than not threshold to the recognition and de-recognition of uncertain tax positions.  We recognize the amount of unrecognized tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement.  A change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the quarter of such changes.  The Company recognized no charge in the liability for unrecognized tax benefits related to tax positions taken in accumulated deficit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance as of January 1	$822	$616	$	−
Increases for tax positions related to current year	196	206		616
Lapses in statues of limitations	(75)	−		−

Balance as of December 31	$943	$822		$616

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which were $196,000, $206,000 and $185,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009 and 2008, the company had $485,000 and $293,000, respectively of accrued interest related to unrealized tax benefits.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Algeria	2005 – 2009
Venezuela	2005 – 2009
Congo	2005 – 2009
United States	2006 – 2009
Libya	2008 − 2009

J.	Stockholders’ Equity

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

At December 31, 2009, no shares of preferred stock were outstanding.

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

Stock Options:

A summary of stock option plans under which stock options remain outstanding as of December 31, 2009 follows:

1997 Incentive Stock Plan authorizing the Board of Directors to provide key employees with incentive compensation commensurate with their positions and responsibilities. The 1997 Incentive Stock Plan permits the grant of incentive equity awards covering up to 368,750 shares of common stock. Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses. As of December 31, 2007, stock options covering an aggregate of 368,750 shares of common stock have been granted under the 1997 Incentive Stock Plan. Such options vest ratably over a five-year period from the date of grant.  These incentive stock options are exercisable for a period of 10 years from the original date of grant at an exercise price of ranging from $1.72 to $3.00 per share.  As of years ending December 31, 2009 and 2008 there were no stock options outstanding under the plan.

1997 Outside Directors’ Option Plan authorizing the issuance each year of an option to purchase 3,750 shares of common stock to each member of the Board of Directors who is not an employee. The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives. Options may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the Board of Directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2009, grants of stock options covering an aggregate of 454,750 shares of common stock have been granted under the 1997 Outside Directors’ Option Plan.  At December 31, 2009, there were 11,250 stock options outstanding under the plan.

2000 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan permits the grant of incentive equity awards covering up to 1,500,000 shares of common stock.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock bonuses and cash bonuses.  As of the date hereof, stock option grants and restricted shares covering an aggregate of 1,500,000 shares of common stock have been granted under the 2000 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2009, there were 545,650 stock options outstanding under the plan.

On October 1, 2003 we granted 500,000 options at market price on that day, vesting immediately, as a result of the new employment agreement with our Chief Executive Officer.  We also granted 300,000 shares of restricted stock at no cost, vested over a four year period with 20% vesting immediately.  This resulted in a compensation expense of $0 in 2009, $0 in 2008 and $54,000 in 2007.

2004 Long-Term Incentive Plan authorizes the Board of Directors to provide full time employees and consultants (whether full or part time) with incentive compensation in connection with their services to us.  The plan initially permitted grant of incentive equity awards covering up to 6,000,000 shares of common stock.  An additional 2,000,000 of our stock options were authorized by the Board of Directors and approved by a majority vote of the stockholders on March 1, 2006.  An Additional 3,000,000 of our stock options were authorized by the Board of Directors and approved by the majority vote of the stockholders on May 21, 2009.  Grants may be in the form of qualified or non qualified stock options, restricted stock, phantom stock, stock appreciation rights, stock bonuses and cash bonuses.  As of the date hereof, stock option, restricted stock appreciation rights, grants covering an aggregate of 9,416,000 shares of common stock have been made under the 2004 Long-Term Incentive Plan.  Such options vest ratably over a five-year period from the date of grant.  Options granted to consultants are valued using the Black Scholes pricing model and expensed over the vesting period.  At December 31, 2009, there were 3,961,000 stock options outstanding under the plan.

2006 Non-Employee Directors Stock Incentive Plan (the "2006 Plan") authorizes the issuance, over the 10 year life of the Plan, of up to 750,000 shares of common stock of  the Company, plus the 145,250 shares of common stock that remained available for grant of options under the 1997 Plan, to our non-employee directors.  The purposes of the 2006 Plan are to attract and retain highly qualified non-employee directors to perform services for us, to further align the interests of the non-employee directors with those of our stockholders, and closely link compensation with our performance.  The 2006 Plan provides for the issuance of Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Stock Awards, or Other Incentive Awards, as the Board may determine.  Any grant of Options, Restricted Stock or Stock Awards shall reduce the number of shares of common stock available for grant of Awards under the 2006 Plan by the number of shares subject to such an Award.  If, however, any Award is forfeited, canceled or terminated, the shares then subject to such Award shall again be available for grant of Awards under the 2006 Plan.

The 2006 Plan is administered by the Board of Directors (hereinafter referred to as the “Board”).  The Board shall have the total and exclusive responsibility to control, operate, manage and administer the 2006 Plan in accordance with its terms.  The Board has the authority, discretion and power to select the Participants who will receive Awards pursuant to the 2006 Plan, and to determine the type and size of such Awards.

The Board may issue Options to Participants, which shall be exercisable in whole or in such installments and at such times as may be determined by the Board.  The exercise price of any Options issued under the 2006 Plan shall not be less than 100% of the Fair Market Value per share of common stock on the grant date, subject to certain limited exceptions.  The term of any Options granted shall be as specified by the Board, but no Option shall have a term greater than ten years.  Each Award Agreement embodying the Award of an Option shall set forth the extent to which the Participant shall have the right to exercise the Option following termination of the Participant’s Board service, which shall be determined at the discretion of the Board.

The Board may grant Awards in the form of SARs in such numbers and at such times as it shall determine, and which shall vest and be exercisable in whole or in such installments and at such times as may be determined by the Board.  The price at which SARs may be exercised shall be determined by the Board but shall not be less than 100% of the Fair Market Value per share of common stock on the Grant Date.  Upon exercise of the SARs, the Participant shall be entitled to receive an amount equal to the excess of the aggregate Fair Market Value of the shares of common stock with respect to which the Award is exercised (determined as of the date of such exercise) over the aggregate exercise price of such shares.

The 2006 Plan adds to the 1997 Plan by providing for Awards in the form of Restricted Stock, which may be granted in such numbers and at such times as the Board may determined.  The Restricted Stock may have such restrictions as the Board deems advisable, including, without limitation, providing for vesting upon the achievement of specified performance goals and restrictions under applicable Federal or state securities laws.  The Board may require a Participant to pay a stipulated purchase price for each share of Restricted Stock it Awards to such Participant.  Each Award of Restricted Stock shall have an applicable Restricted Period imposed upon such Restricted Stock, during which time the Restricted Stock shall be subject to forfeiture.

Restricted Stock Units may also be granted to Participants in such numbers and at such times as the Board determines.  Restricted Stock Units shall be subject to any such vesting and forfeiture provisions as the Board may determine.  A Participant shall not, however, be required to make any payment for Restricted Stock Units.  Each Award of Restricted Stock Units will be subject to a Restricted Period.  A grant of Restricted Stock Units may, at the Board’s discretion, include a tandem Cash Dividend Right or Dividend Unit Right grant.

Stock Awards may be granted to Participants upon such terms and conditions as the Board may determine.  Shares of common stock issued pursuant to Stock Awards may be issued for cash consideration or for no cash consideration, as determined by the Board.

The 2006 Plan may be suspended, terminated, amended or modified, in whole or in part, by the Board at any time; provided, however, that no amendment or modification shall become effective without the approval of such amendment or modification by the holders of at least a majority of the shares of our common stock if (a) such amendment or modification increases the maximum number of shares subject to the Plan (except as otherwise provided in the 2006 Plan) or changes the designation or class of persons eligible to receive Awards under the 2006 Plan, or (b) our counsel determines that such approval is otherwise required by or necessary to comply with applicable law or the listing requirements of any exchange or association on which the common stock is then listed or quoted.  In addition, the Board may amend the terms of any outstanding Award granted pursuant to the 2006 Plan, provided that no such amendment shall adversely affect in any material way the Participant’s rights under an outstanding Award without the consent of such Participant.

Unless  previously  terminated  by  the Board, the 2006 Plan will terminate  at the close of business on September 18, 2016, after which time no  further  grants  may  be  made  under  the  2006  Plan.

At December 31, 2009, there were 187,500 shares of restricted stock outstanding under the 2006 Plan.

Stock option activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding January 1, 2007	6,435	$1.09
Granted	386	1.92
Exercised	(727)	0.86
Cancelled	(447)	1.51
Outstanding December 31, 2007	5,647	$1.16
Granted	275	2.58
Exercised	(950)	1.01
Cancelled	(74)	1.91
Outstanding December 31, 2008	4,898	$1.10
Granted	−	0.00
Exercised	(214)	1.15
Cancelled	(89)	1.61
Outstanding December 31, 2009	4,595	$1.26

Summary information about our stock options outstanding at December 31, 2009 follows:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.67 - 0.69	1,907	0.84	$0.67	1,907	$0.67
$0.70 – 1.14	461	1.69	$1.10	461	$1.10
$1.15 – 1.59	1,068	3.02	$1.32	1,018	$1.31
$1.60 – 2.04	510	2.78	$1.82	510	$1.82
$2.05 – 3.00	649	3.01	$2.53	341	$2.64
$0.67 -$3.00	4,595	1.95	$1.26	4,237	$1.17

Share-based compensation pre-tax expense recognized in the year ended December 31, 2009 totaled $1,693,000, or $0.02 per basic and diluted share. Share-based compensation pre-tax expense recognized in the year ended December 31, 2008 totaled $1,397,000, or $0.02 per basic and diluted share. Stock based compensation pre-tax expense recognized under in the year ended December 31, 2007 totaled $833,000, or $0.01 per basic and diluted share. At December 31, 2009, $3,519,000 of compensation cost related to unvested stock options and restricted stock awards attributable to future performance that had not yet been recognized.

A summary of restricted stock activity for the years ended December 31, 2009, 2008, and 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding January, 1, 2007	69	$1.75
Granted	966	1.54
Vested	(135)	2.01
Cancelled	(22)	2.06
Outstanding December 31, 2007	878	$1.79
Granted	893	2.20
Vested	(240)	1.76
Cancelled	(27)	2.08
Outstanding December 31, 2008	1,504	$2.04
Granted	1,702	1.38
Vested	(522)	1.88
Cancelled	(46)	1.68
Outstanding December 31, 2009	2,638	$1.58

A summary of stock appreciation rights activity for the years ended December 31, 2009 and 2008 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2008	−	$0.00
Granted	275	2.58
Vested	−	0.00
Cancelled	−	0.00
Outstanding December 31, 2008	275	$2.58
Granted	−	−
Vested	−	0.00
Cancelled	−	0.00
Outstanding December 31, 2009	275	$2.58

 No stock appreciation rights were granted or outstanding for the year ended December 31, 2007.

K.	Employee Benefit Plans

401(k) Plan:

The Company sponsors a 401(k) Plan adopted in 2007 for eligible employees being at least eighteen years of age.  Employees can make elective contributions of 1% to 50% of compensation up to $16,500 for the year ending December 31, 2009.  Employees over fifty years old may contribute an additional $5,500, $5,000 and $5,000 in 2009, 2008, and 2007, respectively.  During the years ended December 31, 2009, 2008 and 2007, we contributed approximately $1,454,000, $1,243,000 and $632,000, respectively, under the Plan.

L.	Commitments and Contingencies

Leases

We lease vehicles, equipment, offices and storage facilities under operating leases with terms in excess of one year.

At December 31, 2009, future minimum lease payments, under these non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(in thousands)
2010	$2,579
2011	1,777
2012	1,192
2013	893
2014	623
Thereafter	1,619
$8,683

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2,302,000, $1,386,000 and $904,000, respectively.

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities resulting from any such proceedings will have a material adverse effect on its operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortuous interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees.  Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty.  On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000.00 plus $351,780.82 pre-judgment interest and costs of court.  The total judgment bears interest at 5% compounded on an annual basis.    The Company has taken appropriate steps to file an appeal of the trial court's judgment.  No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

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

 Information concerning operations in our three different business segments for the years ended December 31, 2009, 2008 and 2007 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(in thousands)
As of and for the year Ended December 31, 2009 Net operating revenues	$87,613	$81,027	$26,434	$195,074
Operating income	11,347	(3,304)	4,628	12,671
Identifiable operating assets	55,189	109,350	32,505	197,044
Capital expenditures	411	5,371	8,944	14,726
Depreciation and amortization	639	8,659	3,288	12,586

As of and for the year Ended December 31, 2008 Net operating revenues	$92,804	$97,167	$19,266	$209,237
Operating income	21,177	5,775	2,868	29,820
Identifiable operating assets	43,225	117,795	23,953	184,973
Capital expenditures	1,371	17,602	9,564	28,537
Depreciation and amortization	1,032	6,796	1,479	9,307

As of and for the year Ended December 31, 2007 Net operating revenues	$36,845	$66,580	$1,871	$105,296
Operating income	8,366	4,020	306	12,692
Identifiable operating assets	21,333	107,441	7,641	136,415
Capital expenditures	4,546	10,829	5,934	21,309
Depreciation and amortization	663	5,239	149	6,051

 Revenue from major customers and concentration of credit risk:

During the years presented below, the following customers represented significant concentrations of consolidated revenues:

	Year Ended December 31,
	2009	2008	2007
Customer A	—	20%	—
Customer B	18%	11%	18%
Customer C	7%	6%	19%
Customer D	13%	1%	—
Customer E	12%	2%	—

Our revenues are generated geographically as follows:

	Year Ended December 31,
	2009	2008	2007
United States	32%	22%	24%
Foreign	68%	78%	76%

We attribute revenue to various countries based on the location services are performed or destination of the sale of equipment. Of the 2009 foreign revenues presented above, 7% and 19% were generated from Venezuela and Algeria, respectively. Remaining foreign revenues for 2009 were primarily generated in India and Libya, with each representing over 12% of total revenues for the period.  Of the 2008 foreign revenues presented above, 13% and 12% were generated from Algeria and Venezuela, respectively. Of the 2007 foreign revenues presented above, 20% and 19% were generated from Algeria and Venezuela, respectively.

Accounts Receivable:

One of our customers at December 31, 2009 accounted for 17% of outstanding accounts receivable. One of our customers at December 31, 2008 accounted for 27% of outstanding accounts receivable.

Cash:

We maintain deposits in banks which may exceed the amount of federal deposit insurance available. Management believes the risk of any possible deposit loss is minimal.

N.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for 2009 and 2008 (in thousands, except for per share data):

	Quarter Ended
2009	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$54,662	$47,048	$40,317	$53,047
Gross Profit*	17,776	15,709	14,185	19,143
Net income	1,946	719	822	2,522
Net income per common share:
Basic	0.03	0.01	0.01	0.03
Diluted	0.03	0.01	0.01	0.03

	Quarter Ended
2008	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$45,028	$51,891	$56,452	$55,866
Gross Profit*	18,539	19,169	20,294	22,217
Net income	5,144	6,086	5,448	5,141
Net income per common share:
Basic	0.07	0.08	0.07	0.07
Diluted	0.07	0.08	0.07	0.07

*Represents “revenues” less “cost of sales” included in the company’s consolidated statement of income.

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

Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The estimated unfavorable impact of the devaluation for the quarter ended March 31, 2010 is approximately $650,000 pre-tax.

Exhibit No.		Document
3.01	—	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to exhibit 3.2 of Form 8-K filed August 13, 1997.)
3.02	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.3 of Form 8-K filed August 13, 1997.)
3.02(a)	—	Amendment to Certificate of Incorporation (Incorporated herein by reference to exhibit 3.02(a) of Form 10-Q filed November 14, 2001.)
3.03	—	Amended Bylaws ( Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
3.03	—	Amendment to Certificate of Incorporation ( Incorporated herein by reference to exhibit 3.1 of Form 8-K filed March 3, 2006.)
4.01	—	Specimen Certificate for the Registrant’s Common Stock (Incorporated herein by reference to exhibit 3.4 of Form 8-K filed August 13, 1997.)
4.02	—	Certificate of Designation of 10% Junior Redeemable Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-QSB filed May 19, 1998.)
4.03	—	Certificate of Designation of Series A Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed July 17, 2000.)
4.04	—	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed July 17, 2000.)
4.05	—	Certificate of Designation of Series C Cumulative Convertible Junior Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed July 17, 2000.)
4.06	—	Certificate of Designation of Series D Cumulative Junior Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed July 17, 2000. )
4.07	—	Certificate of Designation of Series E Cumulative Senior Preferred Stock (Incorporated herein by reference to exhibit 4.07 of Form 10-K filed April 2, 2001.)
4.08	—	Certificate of Designation of Series F Convertible Senior Preferred Stock (Incorporated herein by reference to exhibit 4.08 of Form 10-K filed April 2, 2001.)
4.09	—	Certificate of Designation of Series G Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.09 of Form 10-K filed April 2, 2001.)
4.10	—	Certificate of Designation of Series H Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.10 of Form 10-K filed April 2, 2001.)
10.01**	—	Outside Directors’ Option Plan (Incorporated herein by reference to exhibit 10.4 of Form 8-K filed August 13, 1997.)
10.02**	—	Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to exhibit 10.13 of Form 10-K filed March 30, 2004.)
10.03**	—	2000 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form 8-K filed April 30, 2001.)
10.04**	—	2004 Long Term Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed September 28, 2004.)
10.05**	―	Executive Employment Agreement of Dewitt H. Edwards (Incorporated herein by reference to exhibit 10.1 on Form 8-K filed July 7, 2006.)
10.06**	―	2004 Long Term Incentive Plan 2,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.)
10.07**	—	2006 Non-Employee Directors Stock Incentive Plan (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed November 14, 2006.).
10.08**	—	Amendment to Executive Employment Agreement of Jerry Winchester (Incorporated herein by reference to item 5.02 on Form 8-K filed March 7, 2007.)

10.09**	—	Severance Agreement dated August 1, 2008 by and between Boots & Coots Services, LLC. and Cary Baetz. (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 5, 2008.)
10.10**	—	2004 Long Term Incentive Plan (amended and restated as of August1, 2008). (Incorporated herein by reference to exhibit 10.1 of Form 8-K filed August 6, 2008)
10.11**	—	Form of Stock Appreciation Rights Agreement under 2004 Long Term Incentive Plan. (Incorporated herein by reference to exhibit 10.2 of Form 8-K filed August 6, 2008.)
10.12	—
Credit and Security Agreement dated February 10, 2009 by and between Boots & Coots, Inc. and Wells Fargo Bank, National Association. (Incorporated herein by reference to exhibit 10.01 of Form 8-K filed February 17, 2009.)

10.13	—	Subordinated Note Agreement between Boots & Coots, Inc. and John Wright Company dated February 10, 2009. (Incorporated herein by reference to exhibit 10.24 on Form 10-K filed March 12, 2009.)
10.14**	—	2004 Long Term Incentive Plan (amended as of May 13, 2009). (Incorporated herein by reference to exhibit 5.02 of Form 8-K filed May 13, 2009.)
10.15**	—	2004 Long Term Incentive Plan 3,000,000 Share amendment (Incorporated herein by reference to exhibit 4.1 of Form S-8 filed June 4, 2009.)
10.16**	—	Amended and Restated Employment Agreement between Boots & Coots, Inc. and Jerry Winchester dated June 29, 2009. (Incorporated herein by reference to item 10.1 on Form 8-K filed July 2, 2009.)
10.17**	—	Amended and Restated Employment Agreement between Boots & Coots Services, LLC and Dewitt Edwards dated June 29, 2009. (Incorporated herein by reference to item 10.2 on Form 8-K filed July 2, 2009.)
10.18**	—	Amended and Restated Severance Agreement between Boots & Coots Services, LLC and Cary Baetz dated June 29, 2009. (Incorporated herein by reference to exhibit 10.3 of Form 8-K filed July 2, 2009.)
*10.19	—	Amendment No. 1 to the Credit and Security Agreement dated effective August 14, 2009 by and between Boots & Coots, Inc. and Wells Fargo Bank, National Association.
*10.20	—	Amendment No. 2 to the Credit and Security Agreement entered into August 31, 2009 by and between Boots & Coots, Inc. and Wells Fargo Bank, National Association.
*21.01	—	List of subsidiaries.
*23.1	―	Consent of UHY LLP
*31.1	―	§302 Certification by Jerry Winchester
*31.2	―	§302 Certification by Cary Baetz
*32.1	―	§906 Certification by Jerry Winchester
*32.2	―	§906 Certification by Cary Baetz

*Filed herewith
**Indicates management compensation plan filed pursuant to Item 601(b)(10) of Regulation S-K.