Form 10-K/A
period 2009-12-31
Boots & Coots, Inc.
filed 2010-04-30
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-13817

Boots & Coots, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2908692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7908 N. Sam Houston Parkway W., 5th Floor Houston, Texas (Address of principal executive offices, including zip code)

(281) 931-8884
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock - $.00001 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates as of June 30, 2009 was $107,587,000.

As of April 20, 2010, there were outstanding 81,830,663 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 3, 2010, Boots & Coots, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the U.S. Securities and Exchange Commission, or SEC. In that report, the Company indicated that it would file the information required by Part III of Form 10-K on or before April 30, 2010. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the name, age, and office of each of our directors and executive officers.  There are no family relationships between any director and any other director or executive officer.

Name	Age	Position

Douglas E. Swanson	71	Chairman of the Board

Jerry L. Winchester	51	President, Chief Executive Officer and Director

Cary Baetz	45	Chief Financial Officer

Dewitt H. Edwards	51	Chief Operating Officer

W. Richard Anderson (1)(2)	56	Director

E. J. DiPaolo (2)(3)	57	Director

Robert S. Herlin (1)(2)	55	Director

K. Kirk Krist (1)(3)	51	Director

Robert G. Croyle (1)(3)	67	Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Nominating & Corporate Governance Committee

Biographies of Directors and Executive Officers

Douglas E. Swanson has served as a Class III Director since March 2006.  Mr. Swanson serves as a Class III Director for a term that will expire on the date of our annual meeting of stockholders in 2012.  Mr. Swanson was elected Chairman of the board by our board of directors on November 6, 2006.  Mr. Swanson was appointed as President and Chief Executive Officer of Oil States International, Inc. in January 2000.  He resigned his position as President of Oil States in May 2006, and he resigned his position as Chief Executive Officer of Oil States in April 2007.  Oil States International, Inc., a diversified oilfield services company, is a leading manufacturer of products for deepwater production facilities and subsea pipelines, and is a leading supplier of a broad range of services to the oil and gas industry, including production-related rental tools, work force accommodations and logistics, oil country tubular goods distribution and land drilling services. Mr. Swanson remains a director of Oil States.  Prior to joining Oil States, Mr. Swanson served as President and Chief Executive Officer of Cliffs Drilling Company, a contract drilling company, from January 1992 to August 1999. He holds a bachelor’s degree from Cornell College and is a Certified Public Accountant.  Mr. Swanson is a director for Flint Energy Services, LTD, a Canadian integrated midstream oil and gas production services provider.

Mr. Swanson’s extensive background in the oil and natural gas industry, particularly in the oilfield services industry, provides our board with a valuable historical perspective on our industry. Our Nominating & Corporate Governance Committee also believes that Mr. Swanson’s significant executive management experience in the oilfield services industry suits him for the role of Chairman of our board..

Jerry Winchester has served as our President and a Class II Director since 1998.  From 1998 until May 30, 2008, Mr. Winchester served as our Chief Operating Officer. In July 2002 he assumed the position of Chief Executive Officer.  Mr. Winchester serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders scheduled in 2011.  Prior to joining us in 1998, Mr. Winchester was employed by Halliburton Energy Services since 1981 in positions of increasing responsibility, most recently as Global Manager – Well Control, Coil Tubing and Special Services.  He received his B.S. in Engineering Technology from Oklahoma State University in 1982 and is an active member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

Our Nominating & Corporate Governance Committee believes that Mr. Winchester’s role as the Company’s Chief Executive Officer provides our  board with valuable insight into the Company’s business operations and strategy, and his many years of experience in our industry brings a strong oil and gas operational and executive management background to our board of directors.

Cary Baetz was appointed as our Chief Financial Officer on August 1, 2008.  From 2005 to 2008, Mr. Baetz, served as Vice President of Finance, Treasurer, and Assistant Secretary of Chaparral Steel Company (“Chaparral”), one of the largest suppliers of structural steel products in North America, where he was responsible for strategic planning, treasury, investor and public relations, and risk management. Prior to joining Chaparral, Mr. Baetz had been employed since 1996 with Chaparral’s parent company, Texas Industries Inc., a supplier of heavy construction materials. From 2002 to 2005, he served as Director of Corporate Finance of Texas Industries Inc. and was responsible for banking, investment banking and rating agency relationships, as well as overseeing credit, and developing and monitoring financial strategy. From 1993 to 1996, Mr. Baetz served as Relationship Manager and Assistant Vice President for Wells Fargo Bank.

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

W. Richard Anderson has served as a Class I Director since August 1999. Mr. Anderson also serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Anderson serves as a Class I Director for a term that will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  He is currently the Chief Financial Officer for Eurasia Drilling Company Limited—the largest land drilling company in Russia.  Prior to May 2007, Mr. Anderson was the President, Chief Executive Officer and a director of Prime Natural Resources, a closely–held exploration and production company. Prior to his employment at Prime in January 1999, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998.  Mr. Anderson also serves on the boards of directors of Transocean Ltd. and Vanguard Natural Resources, LLC.

Our Nominating & Corporate Governance Committee believes that Mr. Anderson brings a strong financial, accounting and executive management background to our board, as well as experience in the international side of the oilfield services business.

E. J. DiPaolo served as a director from May 1999 to December 4, 2002 then was reappointed on September 30, 2003.  Mr. DiPaolo serves as a Class II Director for a term that will expire on the date of our annual meeting of stockholders in 2011.  Mr. DiPaolo also serves on the Audit and Nominating & Corporate Governance Committees.  Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking.  Mr. DiPaolo was the Senior Vice President, Global Business Development of Halliburton Energy Services, having had responsibility for all worldwide business development activities until his retirement in 2002. Mr. DiPaolo was employed at Halliburton Energy Services from 1976 until his retirement in progressive positions of responsibility.  Mr. DiPaolo also serves on the boards of directors of Superior Well Services, Inc., Evolution Petroleum Corporation, Willbros Group, Inc., and various privately held companies.

Our Nominating & Corporate Governance Committee believes that Mr. DiPaolo’s financial experience and background in corporate development provide our board with valuable strategic insight in the oilfield services business and the oil and gas exploration and production industry.

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

Mr. Herlin’s financial and executive management experience in the upstream oil and gas industry provides our board with an important client-side perspective on our business and operations.

K. Kirk Krist has served as a Class III Director since our acquisition of IWC Services on July 29, 1997.  Mr. Krist serves on the Compensation and Nominating & Corporate Governance Committees. Mr. Krist’s term as a Class III Director will expire on the date of our annual meeting of stockholders in 2012.  Mr. Krist served as Chairman of the Board from December 2002 to December 2006.  Mr. Krist is a graduate of the University of Texas with a B.B.A. in Business.  He has been a self-employed oil and natural gas investor and venture capitalist since 1982.

Our Nominating & Corporate Governance Committee believes that Mr. Krist’s prior experience as Chairman of our board and his extensive background in venture capital and as an investor in the energy industry provides our board with an important historical background and an investment strategy perspective.

Robert G. Croyle became a Class I Director on January 1, 2007.  He chairs the Nominating & Corporate Governance Committee and serves on the Compensation Committee.  Mr. Croyle’s term as a Class I Director will expire on the date of the annual meeting of stockholders scheduled for calendar year 2010.  From 2002 until December 31, 2006, when he retired, Mr. Croyle served as Vice Chairman and Chief Administrative Officer of Rowan Companies, Inc., a major international offshore and land drilling contractor traded on the New York Stock Exchange.  Mr. Croyle held various positions with Rowan Companies, Inc. beginning in 1973, and was elected as a director of Rowan in 1998.  From 1993 to 2002, he served as Executive Vice President with management responsibility for Rowan’s aviation and manufacturing divisions.  Mr. Croyle is a director of Rowan Companies, Inc. and Magellan Midstream Partners, L.P..

Our Nominating & Corporate Governance Committee considers Mr. Croyle’s experience as an executive in the domestic and international drilling business provides our board with a strong background in the international drilling industry.

COMMITTEES AND BOARD MEETINGS

As permitted by our bylaws, our board of directors has designated from its members a Nominating & Corporate Governance Committee, a Compensation Committee and an Audit Committee. During 2009, the board of directors held four (4) regular meetings and four (4) special meetings. Each of our directors attended at least 75% of the board meetings held during 2009.   We also encourage our board members to attend the annual meeting of stockholders.  All seven members of our board of directors attended last year’s annual meeting of stockholders.

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is comprised of two (2) or more directors appointed from time to time by, and serving at the discretion of, the board of directors.  Messrs. Krist, DiPaolo and Croyle are the members of the Nominating & Corporate Governance Committee and Mr. Croyle is the chairman of the committee.  Our board of directors has determined that all members of the Nominating & Corporate Governance Committee who currently serve are independent pursuant to the NYSE Amex rules and in accordance with our Nominating & Corporate Governance Committee charter.  Our Nominating & Corporate Governance Committee is comprised to, among other things, identify and select qualified candidates for election to our board.  A copy of the charter adopted for the Nominating & Corporate Governance Committee is available under the ‘Investor Relations’ link of our website www.boots-coots.com.

Nomination Process

The Nominating & Corporate Governance Committee identifies nominees to the board according to the criteria outlined below, and the board ultimately selects nominees based upon the same criteria.  The Nominating & Corporate Governance Committee considers the following criteria in recommending the nomination of individuals for re-election to our board:

•	Record of past attendance at board of directors and committee meetings.

•	Ability to contribute to a positive, focused atmosphere in the board room.

•	Absence of any cause for removal from the board of directors.

•	Past contributions in service on the board of directors.

In addition, all nominees for re-election must evidence a desire and willingness to attend future board of directors and committee meetings.  The decisions regarding whether to recommend the nomination of a director for re-election is within the discretion of the Nominating & Corporate Governance Committee.

The Nominating & Corporate Governance Committee considers the following criteria in recommending new nominees to the board of directors and its committees from time to time:

•
Expertise and perspective needed to govern the business and strengthen and support executive management – for example: strong financial expertise, knowledge of international operations, or knowledge of the oil field services and petroleum industries.

•	Sound business judgment and a sufficiently broad perspective to make meaningful contributions to the board.

•	Interest and enthusiasm in us and a commitment to become involved in our future.

•	The time and energy to meet board commitments.

•	Constructive participation in discussions, with the capacity to quickly understand and evaluate complex and diverse issues.

•	Dedication to the highest ethical standards.

•	Supportive of management, but independent, objective, and willing to question and challenge both openly and in private exchanges.

•	Willingness to anticipate and explore opportunities.

All decisions regarding whether to recommend the nomination of an individual for election to the board of directors is within the sole discretion of the Nominating & Corporate Governance Committee. All new nominees and directors considered for re-election are evaluated without regard to race, sex, age, religion, or physical disability.

Board Diversity

Our board of directors does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. Our Nominating & Corporate Governance Committee charter, however, requires the committee to review the composition of the board as a whole, and the committee may recommend measures to be taken so that our board not only contains the required number of independent directors, but also reflects the balance of knowledge, experience, skills, expertise, integrity, analytical ability and diversity as a whole that the committee deems appropriate. This review includes an assessment as to our board’s current and anticipated need for directors with specific qualities, skills, experience or backgrounds; the availability of highly qualified candidates; committee workloads and membership needs; and anticipated director retirements.

Stockholder Nominees

The Nominating & Corporate Governance Committee will also consider director nominees of stockholders, provided that such recommendations are made in writing to the attention of our Corporate Secretary and received not less than 120 days in advance of our annual stockholder meeting. A stockholder must include the following information with each recommendation for a director nominee:

•	the name and address of the stockholder and evidence of the person’s ownership of our stock, including the number of shares owned and the length of time of ownership;

•	whether the stockholder intends to appear in person or by proxy at our annual stockholders’ meeting to make the nomination;

•
a description of all arrangements or understandings between the stockholder and the nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is made; and

•
the name of the candidate, the candidate’s résumé or a listing of his or her qualifications to be a member of our board and the person’s consent to be named as a director if selected and nominated by our board.

The Nominating & Corporate Governance Committee met two (2) times in 2009.

Compensation Committee

Our Compensation Committee is comprised of one (1) or more directors appointed from time to time by, and serving at the discretion of, the board of directors.  Messrs. Anderson, Croyle, Herlin and Krist are the members of the Compensation Committee, and Mr. Herlin is the chairman of the committee.  Our board of directors has determined that all members of the Compensation Committee who currently serve are independent pursuant to the NYSE Amex rules and in accordance with our Compensation Committee charter. The Compensation Committee administers our equity compensation plans, and in this capacity makes all option grants or other awards to employees, including executive officers, under the plans, and makes recommendations to the board of directors for equity awards to our directors.  In addition, the Compensation Committee is responsible for making recommendations to the board of directors with respect to the compensation of our Chief Executive Officer and our other executive officers and for establishing compensation and employee benefit policies. The Compensation Committee may form subcommittees for any purpose that the Compensation Committee deems appropriate and may delegate to such subcommittees such power and authority as the Compensation Committee deems appropriate; provided, however, that the Compensation Committee may not delegate to a subcommittee any power or authority that is required by any law, regulation, or any NYSE Amex rule, to be exercised by the Compensation Committee as a whole. A copy of the charter adopted for the Compensation Committee is available under the ‘Investor Relations’ link at our website www.boots-coots.com.  The Compensation Committee met two (2) times during 2009.

Audit Committee

 Our Audit Committee is comprised of three (3) or more directors appointed from time to time by, and serving at the discretion of, the board of directors.  Messrs. DiPaolo, Herlin and Anderson are the members of the Audit Committee and Mr. Anderson is the chairman of the committee.  Our board has determined that all members of our Audit Committee are financially literate within the meaning of the SEC rules and under the current listing standards of the NYSE Amex.  Our board also has determined that each of the Audit Committee members is independent, in accordance with the audit committee requirements of Section 803 of the NYSE Amex rules, the rules of the SEC and in accordance with our Audit Committee charter. Further, our board has determined that Messrs. Anderson and Herlin are financial experts under the NYSE Amex rules, the rules of the SEC and in accordance with our Audit Committee charter.   The Audit Committee reviews our financial reporting processes, system of internal controls, and the audit process for monitoring compliance with laws and regulations.  In addition, the Audit Committee reviews, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit, as well as the results of that audit.  A copy of the charter adopted for the Audit Committee is available under the ‘Investor Relations’ link at our website www.boots-coots.com.  The Audit Committee met four (4) times during 2009.

Compensation Committee Interlocks and Insider Participation

Robert S. Herlin, W. Richard Anderson, and E. J. DiPaolo served on our Compensation Committee until July 16, 2009, when Robert G. Croyle and K. Kirk Krist joined the Compensation Committee and Mr. DiPaolo left the committee.  There were no Compensation Committee interlocks or insider (employee) participation during 2009.

CORPORATE GOVERNANCE

 Director Independence

Our board’s determination of independence must be consistent with all applicable requirements of the NYSE Amex, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements.  The standards applied by our board in affirmatively determining whether a director is “independent” in compliance with the listing standards of the NYSE Amex generally provide that a director is not independent if:

1.       the director is, or during the past three years was, employed by us, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

2.      the director accepted or has an immediate family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(a)	compensation for board or board committee service,

(b)	compensation paid to an immediate family member who is an employee (other than an executive officer) of the Company,

(c)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or

(d)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

3.      the director is an immediate family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

4.      the director is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

5.      the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee of such other entity; or

6.      the director is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

In addition to these objective standards, our board has adopted a general standard, also in compliance with the NYSE Amex rules, to the effect that no director qualifies as “independent” unless our board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board exercises appropriate discretion in identifying and evaluating any relationships directors may have with us or with parties that conduct business with us.

Our board has determined that Douglas E. Swanson, W. Richard Anderson, Robert S. Herlin, Robert G. Croyle, K. Kirk Krist and E. J. “Jed” DiPaolo are “independent directors” under our corporate governance guidelines and under NYSE Amex rules and federal law.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that covers all employees, directors, and officers, and that relates to the honest and ethical conduct in all business dealings, full, fair, accurate, timely and understandable disclosures in all reports filed by us with, or submitted to, the SEC and in other public communications, compliance with applicable governmental rules and regulations, and avoidance of conflicts of interest.  The Code of Business Conduct and Ethics is available under the ‘Investor Relations’ link at our website.  Copies of the Code of Business Conduct and Ethics may also be obtained upon written request of our Corporate Secretary at our principal executive office address.

Security Holder Communications

           Security holder communications intended for the board of directors or for particular directors (other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals) may be sent in care of:  Corporate Secretary, Boots & Coots International Well Control, Inc., 7908 N. Sam Houston Parkway West, 5th  Floor, Houston, Texas 77064. The Corporate Secretary will forward all such communications to the board of directors or to particular directors as directed without screening such communications.

Risk Oversight

While it is principally the job of management to assess and manage our risk, our board of directors and our Audit Committee oversee the Company’s enterprise risk management. A number of board and Audit Committee processes support our risk management effort, such as discussions regarding the guidelines and policies by which risk assessment and management is undertaken, and the evaluation of management reports on risk assessment and management.  Our Board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters.  The Audit Committee assists the Board in oversight of the integrity of the Company’s financial statements and our compliance with legal and regulatory requirements, including those related to the health, safety and environmental performance of the Company.  The Audit Committee also reviews and assesses the performance of our internal audit function and its independent auditors.  The Board receives regular reports from the Audit Committee.

Compensation Risk

Our Compensation Committee has reviewed our employee compensation programs and overall compensation structure in an effort to ensure that they do not create any risks that are reasonably likely to have a material adverse effect on the Company. There are several design features of our short- and long-term incentive plans for all employees that reduce the likelihood of excessive risk-taking: the program design provides a balanced mix of cash and equity and short-and long-term incentives; the maximum payout pursuant to our annual cash incentives are subject to reasonable maximum limits; and all of our employees participate in the same short- and long-term incentive plans. Based on its most recent review of our employee compensation programs, our Compensation Committee does not believe that there is a reasonable likelihood that the Company's compensation programs and policies will have a material adverse effect on the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors to file reports of ownership and changes in ownership of our common stock with the U.S. Securities and Exchange Commission and the NYSE Amex.   Based upon a review of the Forms 3, 4, and 5 presented to us, we believe that all reports were filed on a timely basis.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

Introduction

The following discussion provides an overview of the Compensation Committee of our board of directors, the background and objectives of our compensation programs for our executive management, and the material elements of the compensation of each of the executive officers identified in the following table, which we refer to as our “named executive officers”:

Named Executive Officer	Title

Jerry Winchester	President and Chief Executive Officer (our principal executive officer)

Cary Baetz	Chief Financial Officer (our principal financial officer)

Dewitt Edwards	Chief Operating Officer

Overview of the compensation committee

The Compensation Committee of our board of directors is comprised entirely of independent directors in accordance with Section 803 of the rules governing listed companies on the NYSE Amex. Until July 16, 2009, our Compensation Committee had three members: E. J. DiPaolo, Robert S. Herlin and W. Richard Anderson. Effective July 16, 2009, Robert G. Croyle and K. Kirk Krist joined the Compensation Committee and Mr. DiPaolo left the committee.

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

The Compensation Committee works with our Secretary of the board of directors to establish an agenda for each meeting of the Compensation Committee.   Our Chief Executive Officer, general counsel and other members of our management and outside advisors may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and board of directors often solicit the views of the Chief Executive Officer on compensation matters, including as they relate to the compensation of other executives, including the other named executive officers.

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

In establishing compensation, we utilize compensation data (“Survey Data”) regarding the practices of other companies, including our compensation peer group.  We utilized Survey Data prepared by Longnecker & Associates to establish and evaluate compensation for our named executive officers in 2009 and 2010.  Longnecker & Associates provides no other services to us and is otherwise independent.  We utilize Survey Data to ensure that our compensation programs are competitive with our compensation peer group. The Survey Data is a compilation of compensation and other data based upon the compensation consultants’ review of our compensation peer group and other companies that participate in industry surveys.

The Compensation Committee receives data on total compensation for named executive officers, which incorporates all three components of base pay, short-term incentive pay and long-term stock-based compensation.   The Compensation Committee also compares the total compensation of each named executive officer to other members of management, taking into consideration responsibilities, expertise, qualifications, past performance and expectations.  Named executive officer compensation is not based upon a multiple or range of specified employee compensation.  Total compensation to named executive officers is allocated across components of base pay, short-term incentive pay, and long-term stock-based compensation.  The intent of the Compensation Committee is to weight compensation for executive management more towards annual incentive pay and long-term compensation in comparison to other employees in order to better align executive pay with corporate goals and shareholder interests.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies drawn from oil field service companies of comparable size. We periodically review, evaluate and update our compensation peer group. For the compensation structure developed for 2009, our compensation peer group consisted of the following companies:

■	Allis-Chalmers Energy, Inc.	■	Gulfmark Offshore, Inc.

■	Bolt Technology Corp.	■	NATCO Group, Inc.

■	Dawson Geophysical Company	■	OMNI Energy Services Corp.

■	Exterran Partners L.P.	■	Pioneer Drilling Company

■	Flotek Industries, Inc.	■	Superior Well Services, Inc.

■	Geokinetics, Inc.	■	Tesco Corporation

■	T-3 Energy Services, Inc.

We target total compensation for our management that falls at the 50th percentile of our compensation peer group, allowing for the fact that we are one of the smaller companies in our peer group. We believe compensation at this level is required for us to attract and retain talented management in a competitive environment.

2009 compensation program

Elements of compensation

The principal elements of our executive compensation program are base salary, annual performance-based cash incentives, long-term equity incentives in the form of stock options, stock appreciation rights and restricted stock grants and post-termination severance (under certain circumstances), as well as other benefits and perquisites, including life and health insurance benefits, and a qualified 401(k) savings plan.

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

Base salaries for our named executive officers for 2009 remained unchanged from 2008, as our Compensation Committee determined that the combination of base pay and short-term incentive pay available to the named executive officers was consistent with current business conditions and  the Company’s compensation goals, as supported by Survey Data for 2009.

Effective March 1, 2010, the Compensation Committee adjusted base salaries upward for each of the named executive officers based upon business conditions and the Survey Data for 2010. Base salaries for our named executive officers in 2009 and to date in 2010 were as follows:

Named Executive Officer	2009 Base Salary	2010 Base Salary*
Jerry Winchester	$370,000	$400,000
Cary Baetz	$275,000	$288,750
Dewitt Edwards	$270,000	$283,500
________
* Effective as of March 1, 2010.

We have entered into employment agreements with Messrs. Winchester and Edwards.  Mr. Edwards entered into his employment agreement in April 2006.   It was renewed in April 2008 and again in June 2009.  Mr. Winchester’s employment agreement was originally entered into on October 1, 2003 and was renewed for an additional two-year period on October 1, 2006 and again on October 1, 2008.  It was renewed for an additional three-year period on June 29, 2009.  Mr. Baetz has entered into a severance agreement with us in August 2008 that provides him with certain post-termination compensation and benefits.   It was amended and restated in June 2009.

On June 29, 2009, we entered into amended and restated employment agreements with Messrs. Winchester and Edwards and an amended and restated severance agreement with Mr. Baetz.  The amended and restated employment agreements and severance agreement revised the amount and terms of severance payments that would be made in the event of a change in control transaction to be more competitive with current market practices. The amended agreements provide that upon termination of the executive’s employment by us for any reason other than for cause, or if the executive terminated his employment for good reason, in each case within one year following a change in control transaction, the executive would be entitled to a lump sum payment equal to 2.5 times, in the case of Mr. Winchester, or 2 times, in the case of Messrs. Edwards and Baetz, his annual salary and bonus, continued payment of medical insurance premiums for 2.5 years, in the case of Mr. Winchester, or 2 years, in the case of Messrs. Edwards and Baetz, and the acceleration of the vesting of incentive awards as of the date of termination. For more information regarding the terms of these agreements, see “Employment contracts, termination of employment and change-in-control arrangements” below.

During 2006, Mr. Winchester’s employment agreement provided for a base salary of $250,000 per year and an automobile allowance of $18,000 per year. These amounts remained unchanged from October 1, 2003 until March 1, 2007, when the Compensation Committee approved an increase in Mr. Winchester’s 2007 base salary to $335,000 per year and Mr. Winchester agreed to forego his automobile allowance all effective as of January 1, 2007.  Mr. Winchester’s base salary was increased to $370,000 per year, during 2008.  Our Compensation Committee approved this adjustment to Mr. Winchester’s base salary so as to maintain this component of his compensation at the median of our compensation peer group based upon the Survey Data and the analysis of our compensation consultant.

Mr. Edwards was hired by us in April 2006 and had previously been engaged by us as a consultant to assist us with our then proposed acquisition of HWC and related financing transactions.  Mr. Edwards’ base salary was established through mutual negotiations while taking into consideration the rates that we had been paying for his services as a consultant. Mr. Edwards’ base salary was increased to $270,000 per year in 2008. Our Compensation Committee approved this adjustment to Mr. Edwards’ base salary so as to maintain this component of his compensation at the median of our compensation peer group based upon the Survey Data and the analysis of our compensation consultant.

Mr. Baetz commenced employment with us in August 2008. The base salary for Mr. Baetz was established through mutual negotiations.

Annual cash incentives

Annual cash incentive compensation is intended to focus and reward executives and other key employees for meeting performance objectives tied to increasing stockholder value. To further this objective, we implemented an annual performance-incentive plan, or APIP, in 2006 and annually thereafter.  The annual performance-incentive plan provides for cash incentive payments tied to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established for each plan year, which are adjusted as necessary to account for the effects of acquisitions or dispositions of businesses and unusual events. Every employee that meets a minimum three-month length of service participates in the APIP, although on a prorated basis if service is less than one year.

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

EBITDA targets are set at levels that reflect our internal, confidential business plan at the time the awards were established. The threshold target is 80% of our EBITDA goal as reflected in our business plan.  The stretch target is 120% of our EBITDA goal.  The EBITDA goal and stretch target are intended to be challenging but achievable.  The award levels (as a percentage of base salary) for Messrs. Winchester, Edwards and Baetz were 60-120%, 50-100%, and 50-100%, respectively, for 2009.  We believe that establishing specific attainable goals for management that are consistent with our business plan and that offer the executive the opportunity for meaningful additional cash compensation is the best method to incentivize management to achieve and exceed our business objectives.  EBITDA threshold, goal and stretch targets include the expense for the amount of APIP awarded at such levels.  We do not disclose EBITDA targets for a variety of business and other reasons wherein such disclosure could be harmful to our business and competitive position. In 2008, the APIP EBITDA stretch goal was achieved and maximum percentage payments were earned by the named executive officers under the APIP. In 2009, the threshold EBITDA goal was exceeded and a percentage of the target percentage was earned by the named executive officers.

In addition to the APIP, the Compensation Committee may award cash bonuses either during or after the fiscal year to reward individual performance or the achievement of other Company goals.  In 2007, the Compensation Committee, awarded discretionary cash bonuses to Messrs. Winchester and Edwards for initiating and implementing growth initiatives, such as start up of a rental equipment service line, geographic expansion of the Company’s markets and completion of a public offering of the Company’s equity securities.  In 2008 and 2009, there were no discretionary cash bonuses awarded to the named executives.

The annual cash incentives awarded to the named executive officers for fiscal years 2007, 2008 and 2009 are included in the Summary Compensation Table below. The table reflects discretionary bonuses for 2007 performance that were paid during March 2008, awards for 2008 performance that were paid under the APIP during March 2009, and awards for 2009 performance that were under the APIP during March 2010.

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

During 2007, similar to many companies including several in our compensation peer group, we utilized only restricted stock, not options, as long-term incentives.  This was partly in response to the compensation practices of peers as reflected in the Survey Data and partly the result of judgments about the most effective method of utilizing the limited number of shares available for grants under our equity incentive plans, as discussed below.  As a general matter our Compensation Committee uses both restricted stock and stock options or stock settled appreciation rights, or SSARS, based upon the compensation practices of peer companies, as reflected in the Survey Data, and in light of its objectives of offering a competitive balance of fixed and at-risk compensation.

Our Compensation Committee approves the individual grants for each executive and the level of grants under the Long Term Incentive Plan for all employees. Grants are generally made at the time of employment and during March of each year in accordance with procedures established by our Compensation Committee, which provide that awards are valued based upon the market price on the date of grant. The amounts granted vary each year and are based on management’s performance, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by our Compensation Committee in establishing the current year’s awards and grants but generally do not limit the size of the award that may be received, as we do not wish to create any disincentive for an executive to hold shares of our common stock.

Equity Incentive Plans

We may make awards to executives under our 2000 Long Term Incentive Plan (the “2000 Plan”) or our 2004 Long Term Incentive Plan (the “2004 Plan”). The 2000 Plan was approved by our stockholders on October 25, 2000, and the 2004 Plan was approved by our stockholders on April 8, 2004.  On May 21, 2009, our stockholders approved an amendment to our 2004 Plan that increased the number of shares of our common stock available under it from 8 million to 11 million shares. We refer to the 2000 Plan and the 2004 Plan collectively as the “Plans.”

As of December 31, 2009, all of the shares authorized for issuance under the 2000 Plan were subject to outstanding awards. Of the 11 million shares available under the 2004 plan, 9,419,539 were subject to outstanding awards on December 31, 2009.

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

Our Compensation Committee from time to time designates the employees and consultants who are granted awards and the amount and type of such award. Our Compensation Committee has full authority to administer the Plans, including authority to interpret and construe any provision of the Plans and the terms of any awards issued under it and to adopt such rules and regulations for administering the Plans as the Compensation Committee may deem necessary. Our Compensation Committee may accelerate the date on which any option granted becomes exercisable, extend the date on which any option granted ceases to be exercisable, accelerate the vesting date or issue date of a restricted stock grant, or waive any condition imposed under the Plans with respect to any share of restricted stock granted under the Plans, and accelerate the vesting date or waive any condition imposed under the Plan with respect to any share of phantom stock granted under the Plan. No person is permitted to receive in any year stock options for more than 1,000,000 shares. The 2004 Plan will expire and no awards may be made after March 25, 2014. The 2000 Plan will expire and no awards may be made after September 2, 2010.  Awards outstanding under the Plans at the time of termination of the Plans will remain outstanding until they expire under the terms of the agreement governing the award, which is not longer than ten years from the date of grant.

The long-term incentive information related to the named executive officers during fiscal years 2007, 2008 and 2009 is included in the Summary Compensation Table.  Additional information relating to long-term incentive awards is shown in the Grants of Plan Based Awards Table and the Outstanding Equity Awards at Fiscal Year-End Table.

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

Option grants to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in March, after our year-end results become publicly available. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our Compensation Committee approves the award at a meeting of the Compensation Committee. Generally, market value means the closing price for a share of common stock on the day of grant or, if such date is not a trading day, the last trading day preceding the day of the grant, as reported by the NYSE Amex. With respect to employees who are not executive officers, the Compensation Committee may delegate its authority to make such grants to our chief executive officer by specifying the total number of shares that may be subject to grants and the circumstances under which grants may be made. All proposed stock options to new-hire employees are required to be approved by our Compensation Committee or Chief Executive Officer pursuant to delegated authority. The grant date in this instance is the later date between the hire date and date of award.

The Plans provide that stock options may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”).  We refer to NSOs and ISOs collectively as “stock options.” The term of a stock option may not exceed 10 years. Consultants are not entitled to receive ISOs. The exercise price of any NSO granted under the Plans is not permitted to be less than 100% of the fair market value of a share of common stock on the date on which such NSO is granted or the price required by law, if higher. The exercise price of any ISO may not be less than 100% of the fair market value of a share of common stock on the date on which such ISO is granted. Although the Plans permit otherwise, as a matter of practice we grant NSOs only at the fair market value of a share of common stock.

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

The exercise prices of the stock options granted to the named executive officers during fiscal year 2009 are shown in the Grants of Plan-Based Awards Table below.  Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Stock Appreciation Rights

A Stock Appreciation Right grants the recipient the right to be paid an amount equal to the difference between the values of the Company’s underlying stock price on the date of the grant and on the date of exercise. In the case of Stock-Settled Stock Appreciation Rights, or SSARs, this amount is paid in the form of shares in the company stock.  In the event the exercise is settled with stock, the recipient may elect to a net exercise in which the number of common shares issued to the recipient is reduced equivalent to the amount of tax withholding required and paid by the Company.  Stock Appreciation Rights may be exercised by the recipient at any time on or after the vesting through the term of the Stock Appreciation Right.

Restricted Stock Awards

Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain “vesting” dates. Prior to the restrictions thereon lapsing, the executive may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which he owns. Once the restrictions lapse with respect to shares of restricted stock, the executive owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our Amended and Restated Certificate of Incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws. Despite the restrictions, each executive will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the executive owns.

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

Change in Control Provisions

Upon the occurrence of a change in control and termination of employment, all options under the Plans vest and the restrictions on all shares of restricted stock outstanding on the date on which the change in control occurs automatically terminate.  This provision is intended to ensure that executives are not unduly influenced by a potential loss of unvested awards during evaluation and negotiation of a potential strategic transaction.

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

Retirement benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers our executive officers. Retirement benefits to our executive officers are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which all eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 15% or the statutorily prescribed limit of $16,500 in calendar years 2009 and 2010, plus up to an additional $5,000 in the form of “catch-up” contributions for participants near retirement age, and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the initial 4% contributed and 50% of the next 2% contributed by an employee to the Savings Plan, subject to a 15% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

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

Comparative Pay

For the years 2007, 2008 and 2009, we have compared total compensation of our Chief Executive Officer to the second most highly compensated employee and to the lowest fulltime salaried employee.

	2009	2008	2007
CEO Compensation	$1,114,163	$1,369,564	$689,421
2nd Highest Compensation	$806,500	$748,010	$392,682
Ratio of CEO to 2nd Highest	1.38	1.83	1.76
Lowest Compensation to fulltime salaried employees	$37,469	$45,524	$39,378
Ratio of CEO to Lowest Compensation	29.74	30.08	17.51

Perquisites

Our use of perquisites as an element of compensation is limited and is largely based on historical practices.  We do not view perquisites as a significant element of our compensation structure but do believe that they can be used in conjunction with executive compensation packages to motivate and retain qualified individuals in a competitive environment. The Compensation Committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted.

Employment contracts, termination of employment and change-in-control arrangements

We have entered into employment agreements with certain of our executive officers. On October 1, 2003, we entered into an employment agreement with Jerry Winchester, which was renewed October 1, 2006 and on October 1, 2008. Effective April 1, 2006, we entered into an employment agreement with Dewitt Edwards. Effective August 1, 2008, we entered into a severance agreement with Cary Baetz. The employment agreements with Messrs. Winchester and Edwards and the severance agreement with Mr. Baetz were amended on June 29, 2009. Under certain circumstances, and particularly during periods when we are engaged in transactions that may significantly alter the nature and composition of our business, board of directors and stock ownership, we believe that employment agreements and change of control arrangements may be useful in allowing an executive to continue to focus his attention on our business objectives without undue regard for the consequences the attainment of those objectives may have on his individual compensation or role with the Company.

Term of Employment Agreements

The initial term of Mr. Winchester’s employment agreement was three years, with automatic extensions of two years unless either party provides written notice six months prior to expiration of the initial term or any extension.  Mr. Winchester’s employment was automatically extended for an additional two years on October 1, 2006 and again on October 1, 2008. It was renewed for an additional three-year period on June 29, 2009. Mr. Edwards’s employment agreement provides for an initial term of two years, with automatic extensions of two years unless either party provides written notice three months prior to expiration of the initial term or any extension.

Compensation and Benefits

The salary payable to each of the named executives is the amount set forth under the heading “Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by our Compensation Committee. Each executive is eligible to receive grants of stock options, restricted stock or other equity awards as determined in the discretion of our Compensation Committee from time to time. Each executive is entitled to participate in the APIP, to the extent that our Compensation Committee approves an APIP, subject to the targets established by our Compensation Committee and the award percentage established for each executive. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our medical, life, and disability insurance programs, and all other employee benefit plans which we may, from time to time, make available. Mr. Winchester’s agreement requires that we pay premiums on life insurance coverage with a benefit of not less than $1,500,000.

In conjunction with the initial execution of his employment agreement on October 1, 2003, Mr. Winchester received an option to purchase 500,000 shares of our common stock at an exercise price of $1.20 per share.  At that time Mr. Winchester also received a grant of 300,000 shares of restricted common stock, 60,000 shares of which were issued to him upon his execution of the agreement and the remainder of which were issued to him in four equal annual installments on each succeeding anniversary of the agreement. These grants were made under the 2000 and 2004 Plans. On March 1, 2007, our Compensation Committee approved an award to Mr. Winchester of 145,632 shares of restricted common stock under the 2004 Plan. On June 1, 2008, Mr. Winchester received 150,000 shares of restricted common stock under the 2004 Plan. On August 1, 2008, Mr. Winchester received an award of SSARs with 150,000 underlying shares under the 2004 Plan and an exercise price of $2.58.  On June 29, 2009, Mr. Winchester received 400,000 shares of restricted common stock under the 2004 Plan.

In conjunction with Mr. Edwards’s execution of his employment agreement on April 1, 2006, Mr. Edwards received an option to purchase 120,000 shares of our common stock at an exercise price of $1.71 per share. Mr. Edwards also holds an option to purchase 300,000 shares of common stock at $1.13 per share, which he received in October 2005 as a consequence of the services he performed on our behalf as a consultant. These grants were made under the 2004 Plan. On May 3, 2007, Mr. Edwards received 22,222 shares of restricted common stock under the 2004 Plan. On June 1, 2008, Mr. Edwards received 50,000 shares of restricted common stock under the 2004 Plan. On August 1, 2008, Mr. Edwards received an award of SSARs with 100,000 underlying shares under the 2004 Plan and an exercise price of $2.58. On June 29, 2009, Mr. Edwards received 300,000 shares of restricted common stock under the 2004 Plan.

In conjunction with Mr. Baetz’s acceptance of employment, on August 1, 2008, Mr. Baetz received a grant of 150,000 shares of restricted common stock under the 2004 Plan. On June 29, 2009, Mr. Baetz received 150,000 shares of restricted common stock under the 2004 Plan.

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

If the employment of Mr. Winchester or Mr. Edwards is terminated by us without cause or if we fail to renew such employment agreement at the expiration of the initial term or any renewal term, or if such executive terminates his employment with good reason or following a change of control, such executive will be entitled to a lump sum payment equal to two years of base salary for Mr. Winchester and one year of base salary for Mr. Edwards; plus a payment equal to any bonus which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period per his agreement (i.e. twelve months for Mr. Winchester and Mr. Edwards) or (if earlier) the date on which he secures coverage under another plan providing comparable coverage or ceases to e eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”).

If  the employment of Mr. Baetz is terminated by us without cause, Mr. Baetz will be entitled to a lump sum payment equal to 6 months salary; a pro rata percentage of any bonus which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period extending until the earliest of (i) first anniversary of termination date, (ii) date on which Mr. Baetz secures full-time employment that affords equivalent coverage, or (iii) date on which Mr. Baetz ceases to be eligible for continuation of coverage under COBRA. If Mr. Baetz terminates his employment with good reason, he will be entitled to a lump-sum payment equal to one-year’s salary; a pro rata percentage of any bonus to which he would have been eligible to receive in the year in which termination occurs; and the continuation of his participation in our health insurance plans, at our expense, for a time period extending until the earliest of (i) first anniversary of termination date, (ii) date on which Mr. Baetz secures full-time employment that affords equivalent coverage, or (iii) date on which Mr. Baetz ceases to be eligible for continuation of coverage under COBRA.

In late 2008, our Compensation Committee initiated a review of our severance policy, our employment agreements with Messrs. Winchester and Edwards and our severance agreement with Mr. Baetz, as they related to severance payments that would be made in the event of a change in control transaction.  Effective June 29, 2009, these agreements were amended to provide that upon termination of the executive’s employment by us for any reason other than for cause, or if the executive terminated his employment for good reason, in each case within one year following a change in control transaction, the executive would be entitled to a lump sum payment equal to 2.5 times, in the case of Mr. Winchester, or 2.0 times, in the case of Messrs. Edwards and Baetz, his annual salary and the bonus he would have been eligible to receive for the year in which termination occurs, continued payment of medical insurance premiums for 2.5 years, in the case of Mr. Winchester, or 2.0 years, in the case of Messrs. Edwards and Baetz, and the acceleration of the vesting of all incentive awards as of the date of termination.

Had the employment of these executives been terminated following a change in control as set forth above as of December 31, 2009, Mr. Winchester, Mr. Edwards and Mr. Baetz would have received minimum payments on account of salary totaling $740,000, $540,000 and $550,000, respectively, and each would have also been entitled to receive the multiple set forth above of his payment under the APIP plan for 2009 as well as the other benefits stated above.

In addition, each agreement with the named executive officers provides that in the event that it is determined that any payment or distribution by the Company or any of its affiliates to or for the benefit of the Employee (including any stock option or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any such instrument), would be subject to the excise tax imposed by Internal Revenue Code Section 4999 by reason of being considered contingent on a change “in the ownership or effective control” of the Company or “in the ownership of a substantial portion of the assets” of the Company, within the meaning of Code Section 280G, then the executive is entitled to receive a gross-up payment equal to the excise tax (including any excise tax imposed on the amount of such payment).

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

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and senior executives, including the named executive officers. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Amended and Restated Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax deductibility

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to our chief executive officer and the other named executive officers unless certain specific and detailed criteria are satisfied. We believe that it is often desirable and in our best interests to deduct compensation payable to our executive officers. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code. In this regard, we consider the anticipated tax treatment to our company and our executive officers in the review and establishment of compensation programs and payments; however, we may from time to time pay compensation to our executives that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.  Our goal is for compensation paid to our executive officers to be fully deductible under the code.

Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to FASB ASC Topic 718 require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

THE COMPENSATION COMMITTEE

W. Richard Anderson
Robert Croyle
K.Kirk Krist
Robert S. Herlin, Chairman

(The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of Boots & Coots, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Boots & Coots, Inc. specifically incorporates the Report by reference therein.)

Summary Compensation Table

The Summary Compensation Table below sets forth certain summary information concerning the compensation earned by our named executive officers during the year ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary		Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation Earnings (4)	All Other Compensation (5)	Total

Jerry Winchester	2009	$370,000		$--	$564,000	$-	$166,500	$14,077	$1,114,577
President and	2008	370,000		--	324,000	207,000	444,000	10,205	1,355,205
Chief Executive	2007	335,000		49,731	300,000	--	--	4,690	689,421
Officer

Dewitt Edwards	2009	270,000		--	423,000	--	101,250	12,664	806,914
Chief Operating	2008	270,000		--	108,000	74,700	270,000	11,500	734,200
Officer	2007	233,100		28,837	45,777	76,476	--	8,492	392,682

Cary Baetz	2009	275,000		--	211,500	--	103,125	33,892	623,517
Chief Financial	2008	114,583	(6)	--	387,450	--	114,521	16,407	632,961
Officer
__________
(1)	For a discussion of the bonus compensation awarded to the named executive officers see “Compensation Discussion and Analysis – Annual Cash Incentives”.
(2)
Reflects the aggregate grant date fair value of restricted stock granted under our 2004 Plan, which was computed in accordance with FASB ASC Topic 718. Please see the discussion of the assumptions made in the valuation of these awards in Note J to our consolidated financial statements.  We used the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.  The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock.  For the years ended December 31, 2008 and 2007 with respect to the awards included in this table, please see “Note B Summary of Significant Accounting Policies” in the consolidated financial statements for further discussion of the accounting treatment for these options.

(3)	Option awards include SSARs.
(4)	These amounts represent the annual incentive performance plan (APIP).
(5)	All other compensation includes:

Name	Year	401(k) Plan Matching Contributions	Life Insurance Premiums	Housing Allowance
Jerry Winchester	2009	$11,208	$2,869	$—
	2008	7,750	2,455	—
	2007			—
Dewitt Edwards	2009	12,250	414	—
	2008	11,500	—	—
	2007			—
Cary Baetz	2009	8,479	270	25,143
	2008	5,156	—	11,251

Grants of Plan Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2009.

		Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock and Option Awards (1)
Jerry Winchester (2)	6/29/09	---	400,000	---	$564,000
Dewitt Edwards (3)	6/29/09	---	300,000	---	423,000
Cary Baetz (4)	6/29/09	---	150,000	---	211,500

(1)	Reflects aggregate grant date fair value of awards options granted to our named executive officers in 2009 computed in accordance with FASB ASC Topic 718.

(2)
Effective June 29, 2009, Mr. Winchester received an award of 400,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% in each of February 2010, 2011, 2012 and 2013.

(3)
Effective June 29, 2009, Mr. Edwards received an award of 300,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% in each of February 2010, 2011, 2012 and 2013.

(4)
Effective June 29, 2009, Mr. Baetz received an award of 150,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% in each of February 2010, 2011, 2012 and 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2009.

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jerry	500,000				1.20	10/01/13	72,816	(3)	120,146
Winchester	37,500				3.00	02/15/10	112,500	(4)	185,625
	37,500	112,500	(2)		2.58	7/31/14	400,000	(5)	660,000
Dewitt	300,000				1.13	10/12/11	11,110	(6)	18,332
Edwards	120,000				1.71	5/22/12	37,500	(7)	61,875
	25,000	75,000	(2)		2.58	7/31/14	300,000	(8)	495,000
Cary Baetz							112,500	(9)	185,625
							150,000	(10)	247,500

(1)	Market value calculation is the number of shares times the closing market value on the last trading day of 2009, which was $1.65.

(2)	Shares underlying SSARs.

(3)
Effective March 1, 2007, Mr. Winchester received a restricted stock award of 145,632 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on each grant anniversary date in each of 2008, 2009, 2010 and 2011.

(4)
Effective June 1, 2008, Mr. Winchester received a restricted stock award of 150,000 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(5)
Effective June 29, 2009, Mr. Winchester received a restricted stock award of 400,000 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on February 25th in each of 2009, 2010, 2011 and 2012.

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

(8)
Effective June 29, 2009, Mr. Edwards received a restricted stock award of 300,000 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on February 25th in each of 2009, 2010, 2011 and 2012.

(9)
Effective August 1, 2008, Mr. Baetz received an award of 150,000 restricted shares, pursuant to the 2004 Long Term Incentive Plan, vesting over four years, 25% on each grant anniversary date in each of 2009, 2010, 2011 and 2012.

(10)
Effective June 29, 2009, Mr. Baetz received a restricted stock award of 150,000 shares of common stock, pursuant to the 2004 Long Term Incentive Plan, of which 25% vest on February 25th in each of 2009, 2010, 2011 and 2012.

Option Exercises and Stock Vested

The following table summarizes options exercised and stock vested in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)($)
Jerry Winchester	---	---	36,408	41,141
			37,500	48,000
Dewitt Edwards	---	---	5,556	9,223
			12,500	16,000
Cary Baetz	---	---	37,500	48,375

(1)   Value realized calculation is the number of shares times the closing market value on the date of exercise.
(2)   Value realized calculation is the number of shares times the closing market value on the date of vesting.

DIRECTOR COMPENSATION

2009 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2009 by our non-employee directors who served in 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Douglas Swanson	$69,000	$40,000	—	—	—	$109,000
Robert Croyle	$45,000	$40,000	—	—	—	$85,000
K. Kirk Krist	$44,000	$40,000	—	—	—	$84,000
Richard Anderson	$60,000	$40,000	—	—	—	$100,000
Robert Herlin	$55,000	$40,000	—	—	—	$95,000
E. J. DiPaolo	$52,000	$40,000	—	—	—	$92,000

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

On March 1, 2010, after reviewing data from our peer group for outside director compensation prepared by our compensation consultant, Longnecker and Associates, and after receiving advise that the increase in the equity portion of compensation and the increase in pay to committee chairs was appropriate based on the Longnecker peer review, our Compensation Committee and the Board of Directors authorized an increase in the value of annual restricted stock awards made to non-employee directors from $40,000 to $60,000 (which awards will be made at the earlier of the next annual meeting of stockholders or the first anniversary of awards for the previous year), and an increase to $12,000, $10,000 and $7,500 in the annual retainers paid to the chairman of the Company’s Audit Committee Chairman, Compensation Committee and Nominating and Corporate Governance Committee, respectively.

Non-Employee Director Stock Incentive Plan. In 2006, our board of directors adopted and our shareholders approved the amended Non-Employee Director Stock Incentive Plan (the “Directors’ Plan”).  The purpose of the Directors’ Plan is to encourage the continued service of outside directors and to provide them with additional incentive to assist us in achieving our growth objectives.  Shares of restricted stock are granted on an annual basis and vest in full on the first anniversary of issuance.  As indicated above, our current compensation plans for non-employee directors utilizes annual restricted stock awards.  Through December 31, 2009, there were 187,500 shares of restricted stock outstanding under the Directors’ Plan.

The Directors’ Plan also permits us to issue stock options.  Options issued under the Director’s Plan may be exercised over a five-year period with the initial right to exercise starting one year from the date of the grant, provided the director has not resigned or been removed for cause by the board of directors prior to such date. After one year from the date of the grant, options outstanding under the Directors’ Plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the Directors’ Plan are not transferable except by will or by operation of law. Through December 31, 2009, there were 11,250 shares underlying options outstanding under the plan and 461,843 shares remaining available for issuance under the plan.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	4,595,000	$1.26	2,042,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,595,000	$1.26	2,042,000
________________
(1)	Represents shares under the Boots & Coots 2004 Long Term Incentive Plan, as amended, 2006 Non-Employee Director Stock Incentive Plan, 2000 Long Term Incentive Plan and Outside Directors Option Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 26, 2010 information regarding the ownership of our common stock owned by (i) each person (or “group” within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our executive officers and directors of the Company as a group.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Royce & Associates, LLC	4,015,000 (2)	4.9%

Officers and Directors:
Douglas E. Swanson	70,895(3)	*
Jerry L. Winchester	1,814,486(4)	2.2%
W. Richard Anderson	189,181(3)	*
E. J. DiPaolo	183,878 (5)	*
Robert S. Herlin	84,615 (3)	*
K. Kirk Krist	31,250 (3)	*
Robert G. Croyle	72,985 (3)	*
Cary Baetz	501,934 (6)	*
Dewitt H. Edwards	966,393 (7)	1.2%
All executive officers and directors as a group (nine people)	3,915,617 (8)	4.8%
________________

*     less than 1%

(1)
Unless otherwise noted, the business address for purposes hereof for each person listed is 7908 N. Sam Houston Parkway W., 5th  Floor, Houston, Texas 77064. Beneficial owners have sole voting and investment power with respect to the shares unless otherwise noted.

(2)
According to, and based solely upon, Schedule 13G filed by Royce & Associates, LLC with the SEC on January 22, 2010: Royce & Associates, LLC has the sole power to vote or direct the vote with respect to 4,015,000 shares of Boots & Coots, Inc. common stock, and the sole power to direct the disposition of 4,015,000 shares of Boots & Coots, Inc. common stock.

(3)	Includes 31,250 shares of restricted stock.

(4)	Includes options to purchase 500,000 shares of common stock exercisable within 60 days, 37,500 SSARs exercisable within 60 days, and 791,946 shares of restricted stock.

(5)	Includes options to purchase 3,750 shares of common stock exercisable within 60 days and 31,250 shares of restricted stock.

(6)	Includes 376,934 shares of restricted stock.

(7)	Includes options to purchase 420,000 shares of common stock exercisable within 60 days, 25,000 SSARs exercisable within 60 days, and 422,781 shares of restricted stock.

(8)	Includes options to purchase 923,750 shares of common stock exercisable within 60 days, 62,500 SSARs exercisable within 60 days, and 1,779,161 shares of restricted common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with our acquisition of the hydraulic well control business of Oil States International, Inc. in March 2006, we issued a $21.2 million unsecured subordinated promissory note to Oil States Energy Services, Inc., a subsidiary of Oil States International, Inc.  The note was repaid in full on February 10, 2009.

RELATED PARTY TRANSACTION REVIEW POLICIES AND PROCEDURES

A transaction or series of similar transactions to which we are a party in which the amount involved exceeds $120,000 and involves a director, executive officer, 5% holder or any immediate family members of these persons are generally evaluated by a special committee of disinterested directors formed by our board of directors to evaluate such transactions. In addition, our code of business conduct provides that every employee, officer and director should disclose any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest or any material transaction or relationship to an appropriate corporate officer or to the members of our Audit Committee. The Audit Committee has the authority to evaluate any such conflicts of interest and recommend actions to be taken by our board in connection with such conflicts of interest or to report the existence of any such conflict of interest to the full board for it to take action.

DIRECTOR INDEPENDENCE

            Our board has determined that Douglas E. Swanson, W. Richard Anderson, Robert S. Herlin, Robert G. Croyle, K. Kirk Krist and E. J. ”Jed” DiPaolo are “independent directors” under our corporate governance guidelines and under NYSE Amex rules and federal law. Please see “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance — Director Independence” for more information on how we determine the independence of our directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2009 and 2008, we incurred the following fees for services performed by UHY LLP (“UHY”), our principal independent registered public accounting firm:

Fee Type	2009	2008
Audit Fees	$673,000	$884,000
Audit Related Fees	27,000	—
Tax Fees	—	—
Other Fees	3,000	—
Total Fees	$703,000	$884,000

Audit Fees

Audit fees represent the aggregate fees for professional services rendered by UHY for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and December 31, 2008, and the reviews of our financial statements included in our Forms 10-Q for all quarters of fiscal 2009 and 2008.

Tax Fees – We use an independent consultant other than UHY to perform all tax related consulting work.

All Other Fees – Other fees paid to UHY during the year ending December 31, 2009 were Accounting Research Manager license charges.

Pre-Approval Policies and Procedures – The Audit Committee has established written pre-approval policies that require the approval by the Audit Committee of all services provided by UHY as the principal independent accountants and all audit services provided by other independent accountants.  All of the services described above provided by UHY to us were approved in accordance with the policy.

Work Performed by Principal Accountant’s Full Time, Permanent Employees – The firm of UHY acts as our principal independent registered public accounting firm. Through December 31, 2009, UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

The Selection of Auditors – The Board of Directors appointed UHY as principal independent accountants to audit the financial statements of us for the years ending December 31, 2009, 2008, and 2007. The appointment was made upon the recommendation of the Audit Committee. UHY has advised that neither the firm nor any member of the firm has any direct financial interest or any material indirect interest in us. Also, during at least the past three years, neither the firm nor any member of the firm has had any connection with us in the capacity of promoter, underwriter, voting trustee, Director, officer or employee.

Attendance at Annual Meeting – A representative of UHY is expected to be present at the annual meeting of stockholders and will have the opportunity to make a statement if he or she desires to do so.  The representative of UHY is expected to be available to respond to appropriate questions.

PART IV

ITEM 15.                      EXHIBITS

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description
31.1(b)	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2(b)	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS, INC.

Date: April 30, 2010	By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Cary Baetz
Cary Baetz
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ William Bulcher
William Bulcher
Vice President, Controller
(Principal Accounting Officer)