Form 10-Q
period 2010-03-31
Boots & Coots, Inc.
filed 2010-05-06
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at May 5, 2010, was 81,848,413.

BOOTS & COOTS, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,794	$7,357
Restricted cash	323	323
Receivables, net	75,523	70,471
Inventory	4,005	3,569
Prepaid expenses and other current assets	8,109	10,928
Total current assets	94,754	92,648

PROPERTY AND EQUIPMENT, net	81,492	80,289
GOODWILL	14,313	14,313
INTANGIBLE ASSETS, net	7,258	7,500
OTHER ASSETS	2,757	2,616
Total assets	$200,574	$197,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,932	$6,931
Accounts payable	22,952	17,857
Income tax payable	6,390	3,587
Accrued compensation and benefits	3,663	6,004
Accrued taxes, other than income tax	4,110	5,003
Accrued liabilities	6,611	6,262
Total current liabilities	50,658	45,644

LONG-TERM DEBT, net of current maturities	32,316	32,359
RELATED PARTY LONG-TERM DEBT	3,000	3,000
DEFERRED TAXES	3,017	5,638
OTHER LIABILITIES	605	1,108
Total liabilities	89,596	87,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 81,604,000 and 80,046,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	1	1
Additional paid-in capital	130,621	129,955
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(18,410)	(19,105)
Total stockholders' equity	110,978	109,617
Total liabilities and stockholders' equity	$200,574	$197,366

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$53,311	$54,662

COST OF SALES, excluding depreciation and amortization	37,413	36,886
OPERATING EXPENSES	6,198	8,232
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,225	2,897
DEPRECIATION AND AMORTIZATION	3,414	2,831

OPERATING INCOME	3,061	3,816

INTEREST EXPENSE	776	961
FOREIGN CURRENCY TRANSLATION	1,173	(28)
OTHER(INCOME) EXPENSE, net	4	40

INCOME BEFORE INCOME TAXES	1,108	2,843
INCOME TAX EXPENSE	413	897

NET INCOME	695	1,946

Basic Earnings per Common Share:	$0.01	$0.03

Weighted Average Common Shares Outstanding – Basic	77,654,000	76,651,000

Diluted Earnings per Common Share:	$0.01	$0.03

Weighted Average Common Shares Outstanding – Diluted	80,167,000	77,752,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2010
(Unaudited)
(000’s)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid - in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, January 1, 2010	—	$—	80,046	$1	$129,955	$(1,234)	$(19,105)	$109,617
Stock based compensation	—	—	1,236	—	515	—	—	515
Stock option exercises	—	—	322	—	343	—	—	343
Excess tax expense for options	—	—	—	—	(192)	—	—	(192)
Net income	—	—	—	—	—	—	695	695
BALANCES, March 31, 2010	—	$—	81,604	$1	$130,621	$(1,234)	$(18,410)	$110,978

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$695	$1,946
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	3,414	2,831
Deferred tax expense (credit)	(2,621)	803
Stock-based compensation	515	375
Excess tax expense from stock options exercised	192	—
Bad debt provision, net	83	10
Gain on sale/disposal of assets	(3)	(22)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(5,135)	(3,418)
Inventory	(436)	(348)
Prepaid expenses and other current assets	2,819	8
Other assets	(141)	(2,829)
Accounts payable and accrued liabilities	4,319	(359)
Net cash provided by (used in) operating activities	3,701	(1,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	—	(6,668)
Property and equipment additions	(4,380)	(6,052)
Proceeds from sale of property and equipment	8	43
Net cash used in investing activities	(4,372)	(12,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party debt	—	(21,166)
Payments of term loan	(1,720)	(3,927)
Revolving credit net borrowings	1,690	394
Principal payments under capital lease obligations	(13)	(10)
Term loan borrowings	—	34,400
Increase in restricted cash	—	(381)
Stock options exercised	343	—
Excess tax expense from stock options exercised	(192)	—
Net cash provided by financing activities	108	9,310
Net (decrease) in cash and cash equivalents	(563)	(4,370)
CASH AND CASH EQUIVALENTS, beginning of period	7,357	6,220
CASH AND CASH EQUIVALENTS, end of period	$6,794	$1,850

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$687	$645
Cash paid for income taxes	225	761
NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term notes issued for acquisition of business	−	3,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading.  The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2009, and our reports filed previously with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

The carrying values of financial instruments, including cash, accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. We use available market rates to estimate the fair value of debt which approximated the carrying value at March 31, 2010.

B. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note M), the adoption of these changes had no impact on the Consolidated Financial Statements.

Issued

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Consolidated Financial Statements.

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	March 31, 2010	December 31, 2009
	(unaudited)
	(000’s)
Receivables, net:
Trade	$50,350	$45,830
Unbilled Revenue	25,269	24,499
Other	516	671
Allowance for doubtful accounts	(612)	(529)
	$75,523	$70,471

	March 31, 2010	December 31, 2009
	(unaudited)
	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$2,611	$4,342
Prepaid insurance	1,999	2,578
Other	3,499	4,008
	$8,109	$10,928

	March 31, 2010	December 31, 2009
	(unaudited)
	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	5,109	4,818
Equipment	98,011	95,559
Furniture, fixtures and office	3,737	3,053
Vehicles	3,625	3,634
Capital leases	201	201
Construction in progress	3,304	2,491

Total property and equipment	114,558	110,327
Less: Accumulated depreciation	(33,066)	(30,038)
	$81,492	$80,289

	March 31, 2010	December 31, 2009
	(unaudited)
	(000’s)
Accrued liabilities:
Accrued insurance	$824	$845
Other	5,787	5,417
	$6,611	$6,262

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

The fair values of the assets acquired and liabilities assumed effective February 10, 2009 are as follows (in thousands):

Current assets (excluding cash)	$119
Goodwill	5,163
Intangible Assets	4,456
Total assets acquired	9,738

Total liabilities assumed	65
Net assets acquired	$9,673

The intangible assets relate to customer relationships, non-compete agreement, trade name, process diagram and proprietary software, the value of which has been recorded.  The remaining goodwill is supported by the synergisms of our integrating the Company’s technologies into our Safeguard program which is currently our fastest growing service line and which is in our Pressure Control segment.

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

	Three Months Ended March 31,
	2010	2009
	(000’s)	Pro forma (000’s)
Revenue	$53,311	$54,898
Operating Income	3,061	3,913
Net Income	695	2,043
Basic Earnings Per Share	0.01	0.03
Diluted Earnings Per Share	0.01	0.03

Basic Shares Outstanding	77,654	76,651
Diluted Shares Outstanding	80,167	77,752

The carrying amount of goodwill at March  31, 2010 of $14,313,000 consists of $5,163,000 from the John Wright Company acquisition, $4,824,000 from our acquisition of StassCo Pressure Control, LLC (StassCo) in 2007 and $4,326,000 from our acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007 and the John Wright Company acquisition on February 10, 2009. There were no intangible assets prior to these acquisitions.

December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$4,021	$707	$3,314
Non-compete agreements	1,677	673	1,004
Proprietary software	1,507	89	1,418
Trade name	1,336	119	1,217
Process diagram	600	53	547
	$9,141	$1,641	$7,500

March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$4,021	$787	$3,234
Non-compete agreements	1,677	762	915
Proprietary software	1,507	114	1,393
Trade name	1,336	152	1,184
Process diagram	600	68	532
	$9,141	$1,883	$7,258

Amortization expense on intangible assets was (in thousands) $242 and $128 for the three months ended March 31, 2010 and 2009, respectively .  Total amortization expense related to current intangible assets is expected to be (in thousands) $966, $966, $779, $731 and $626 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

F. LONG-TERM DEBT AND RELATED PARTY DEBT

 Long-term and related party debt and notes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $20.0 million, a borrowing base of $20.0 million adjusted for $4.9 million outstanding under letters of credit and guarantees, leaving $3.5 million available to be drawn under the facility and an average interest rate of 7.75% for the three months ended March 31, 2010, and a borrowing base of $16.6 million and an average interest rate of 7.22% for the year ended December 31, 2009	$11,591	$9,901
U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.75% for the three months ended March 31, 2010 and an average interest rate of 5.59% for the year ended December 31, 2009	27,520	29,240
Related party debt	3,000	3,000
Capital lease obligations, with interest rates ranging from 4.2% to 6.0%	137	149
Total debt	42,248	42,290
Less: current maturities	(6,932)	(6,931)
Total long-term and related party debt	$35,316	$35,359

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities at that time. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million.  The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commenced on June 30, 2009.  Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012.

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

The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of March 31, 2010.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated notes held by Oil States Energy Services, Inc. and to fund our purchase of John Wright Company.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009.  The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on February 10, 2014.  Interest is accrued monthly and payable semi-annually on February 15 and August 15.  The interest expense on the note was $59,000 and $33,000 for the three months ended March 31, 2010, and 2009, respectively.  In addition to this debt, John Wright entered into an employment agreement with the Company.

A related party note of $15 million in unsecured subordinated debt was issued to Oil States Energy Services, Inc. in connection with the HWC acquisition, and was adjusted upward to $21.2 million during the quarter ended June 30, 2006 to reflect a $6.2 million adjustment for working capital acquired.  The note bore interest at a rate of 10% per annum, and required a one-time principal payment on September 9, 2010.  Interest was accrued monthly and was payable quarterly.  The interest expense on the note was zero and $229,000 for the three months ended March 31, 2010 and 2009, respectively.  This note was paid in full on February 10, 2009 with proceeds from the new $54.4 million syndicated credit agreement.

H. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortious interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees.  Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty.  On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000 plus $351,781 pre-judgment interest and costs of court.  The total judgment bears interest at 5% compounded on an annual basis.  The Company has taken appropriate steps to file an appeal of the trial court's judgment.  No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

On April 15, 2010, Ed Van Cott filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, current members of Boots & Coots’ Board of Directors, including its Chief Executive Officer (the “Individual Defendants”), Halliburton and Merger Sub (the “Van Cott I Suit”).  On April 16, 2010, David Contreras filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Contreras Suit”).  On April 16, 2010 Edgar L. Van Cott and J. David Schoepf filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Van Cott II Suit”).  On April 16, 2010, Charles Bryce filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Bryce Suit”). On April 19, 2010, Dennis Palkon filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Palkon Suit”) On April 20, 2010, Dennis Alweiss filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Alweiss Suit”; the Van Cott I Suit, Contreras Suit, Van Cott II Suit, Bryce Suit and Palkon Suit are collectively referred to as the “Harris County Class Actions”).  On April 21, 2010, Ed Van Cott filed an amended petition in the Van Cott I Suit.  On April 26, 2010, a motion to consolidate the Harris County Class Actions and to appoint interim class counsel was filed in the Bryce Suit.  On April 27, 2010, a motion to consolidate the Harris County Class Actions and to appoint co-interim class counsel and liaison counsel was filed in the Van Cott I Suit.  On April 28, 2010, Herbert Silverberg filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Boots & Coots and the Individual Defendants (the “Silverberg Suit”).  The Harris County Class Actions and the Silverberg Suit are collectively referred to as the “Class Actions”.

Each of the Class Actions has been brought by a purported stockholder of Boots & Coots and seeks certification of a class of all holders of Boots & Coots’ common stock.  The Harris County Class Actions allege, among other things, (1) the Individual Defendants have breached and continue to breach their fiduciary duties to the plaintiffs and members of the proposed class, (2) the Merger is unfair to the public stockholders of Boots & Coots as it underestimates the true value of Boots & Coots, (3) the Individual Defendants are pursuing a course of conduct that does not maximize the value of Boots & Coots, and (4) Boots & Coots and, to the extent a party thereto, Halliburton aided and abetted the breaches of duties by the Individual Defendants.  The petitions associated with the Class Actions seek, among other things, an injunction prohibiting consummation of the Merger, attorneys’ fees and expenses and, in the case of the Van Cott II Suit, rescission or damages in the event the Merger is consummated.  The Silverberg Suit is a derivative action alleging, among other things, that the Individual Defendants breached their fiduciary duties to the plaintiffs and members of the proposed class in approving certain restricted stock grants to members of the board of directors and that seeks, among other things, to obtain the return of those grants by the Individual Defendants.

We believe that all of the putative shareholder Class Actions are without merit and intend to vigorously defend against such claims.

Employment Contracts

We have employment contracts with certain executives and other key employees with contract terms that include lump sum payments of up to two and one-half times an employee’s salary and bonus, continuation of benefits for up to two and one-half years, the full vesting of equity awards and payment to cover certain tax liabilities upon termination of employment under certain circumstances.

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding.  The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are illustrated below (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Numerator: For basic and diluted earnings per share: Net income attributable to common Stockholders	$695	$1,946
Denominator: For basic earnings per share- weighted-average shares	77,654	76,651
Effect of dilutive securities: Stock options and stock appreciation rights(1)	2,513	1,101
Denominator: For diluted earnings per share – weighted-average shares	80,167	77,752

(1)	Excludes the effect of outstanding stock options, and restricted shares that have an anti-dilutive effect on earnings per share for the three months ended March 31, 2010 and March 31, 2009.

The exercise price of our stock options and appreciation rights varies from $0.67 to $2.58 per share.  The maximum number of potentially dilutive securities at March 31, 2010, and 2009 included 3,920,000 and 4,886,850 common shares, respectively, issuable upon exercise of stock options and appreciation rights.

J. EMPLOYEE “STOCK-BASED” COMPENSATION

We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant.
For the three months period ended March 31, 2010 and 2009, there were no stock options granted.

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

Information concerning segment operations for the three months ended March 31, 2010 and 2009 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)
Three Months Ended March 31, 2010:
Operating Revenues	$22,558	$23,328	$7,425	$53,311
Operating Income(Loss)(1)(2)	2,054	585	422	3,061
Identifiable Operating Assets(3)(5)	49,338	113,889	37,347	200,574
Capital Expenditures	69	1,745	2,566	4,380
Depreciation and Amortization(1)	181	2,241	992	3,414
Three Months Ended March 31, 2009:
Operating Revenues	$27,034	$20,469	$7,159	$54,662
Operating Income(1)(2)	2,803	(1,124)	2,137	3,816
Identifiable Operating Assets(4)(5)	56,336	115,545	28,625	200,506
Capital Expenditures	202	2,883	2,967	6,052
Depreciation and Amortization(1)	146	2,066	619	2,831

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues.
(3)	At March 31, 2010
(4)	At March 31, 2009
(5)
Identifiable Operating Assets have been assigned to each segment based upon specific identification of assets and the remaining non-segment specific assets have been allocated pro-rata between segments in proportion to their relative revenues.

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB changes which are intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  The change also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of the change, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions.  In accordance with the guidance, we have recorded gross unrecognized tax benefits as of March 31, 2010 totaling $0.5 million and related interest and penalties of $0.5 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $1.0 million would affect the effective tax rate if subsequently recognized. We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
Federal	2006 and forward
State	2005 and forward
Venezuela	2005 and forward
Congo	2005 and forward
Algeria	2005 and forward
Libya	2008 and forward

We have determined that as a result of the acquisition of HWC we experienced a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations. As a result, we are limited to utilizing approximately $2.1 million of U.S. net operating losses (“NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2010 and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

In each period, we assess the likelihood that deferred taxes will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that we believe that we do not meet the test that recovery is “more likely than not,” we established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized.  We have determined that a portion of deferred tax assets related to the Venzuela will be realized and accordingly, in the first quarter 2010, $0.8 million of valuation allowance was released.

M. SUBSEQUENT EVENTS

On April 9, 2010, we entered into a definitive merger agreement with Halliburton and a direct, wholly-owned subsidiary of Halliburton pursuant to which, on the terms and subject to the conditions set forth in the merger agreement, we will merge with and into such subsidiary.  Under the merger agreement, Boots & Coots stockholders will receive consideration valued at approximately $3.00 per share for each share of Boots & Coots common stock, par value $0.00001 per share, comprised of $1.73 in cash and $1.27 in shares of Halliburton common stock, par value $2.50 per share, subject to adjustment to achieve the intended tax consequences of the merger and subject to an election feature.  See note H for litigation related to the merger agreement.

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

On April 9, 2010, we entered into a definitive merger agreement with Halliburton Company, a Delaware corporation (“Halliburton”), and Gradient, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Halliburton (“Merger Sub”).  The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Boots & Coots will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of Halliburton (the “merger”).  The merger agreement and the merger have been approved by the boards of directors of Boots & Coots and Halliburton.  Under the merger agreement, Boots & Coots stockholders will receive consideration valued at approximately $3.00 per share for each share of Boots & Coots common stock, par value $0.00001 per share, comprised of $1.73 in cash and $1.27 in shares of Halliburton common stock, par value $2.50 per share, subject to adjustment to achieve the intended tax consequences of the merger and subject to an election feature.  Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders.  To date, early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 was granted by the Federal Trade Commission on April 29, 2010. We currently expect to complete the merger in the second quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo), in a transaction that was effective for accounting and financial purposes as of August 1, 2007.  StassCo operates four hydraulic rig assist units in the Cheyenne Basin, Wyoming, and its presence in the Rockies fit our strategy to expand North America land operations.

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007.  Our pressure control equipment and operating personnel are utilized primarily during the drilling and completion phases of oil and gas wells.  We are currently operating this business in our North America regions, classified as the Gulf of Mexico, the Mid-Continent and Southeast, regions of North America and our Middle East international region.  We plan to expand the service line into other operating areas where we provide pressure control services.

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

Demand for our services depends on factors beyond our control, including the volume and type of drilling and workover activity, which is substantially influenced by fluctuations in oil and natural gas prices. Wars, acts of terrorism and other unpredictable factors may affect demand for our services on a regional basis.  Demand for our emergency well control, or critical well event, services is volatile and inherently unpredictable.  As a result we expect to experience large fluctuations in our revenues from these services.  Non-critical services, included in our well intervention segment, while subject to typical industry volatility associated with commodity prices, drilling activity levels and the like, provide more stable revenues and our strategy continues to be to expand these product and service offerings while focusing on our core strength of pressure control services.

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

Results of operations

Information concerning operations in different business segments for the three months ended March 31, 2010 and 2009 is presented below.  Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended March 31, (Unaudited) (000’s)
	2010	2009
Revenues
Pressure Control	$22,558	$27,034
Well Intervention	23,328	20,469
Equipment Services	7,425	7,159
	$53,311	$54,662
Cost of Sales
Pressure Control	$16,864	$18,788
Well Intervention	16,035	15,273
Equipment Services	4,514	2,825
	$37,413	$36,886
Operating Expenses(1)
Pressure Control	$2,094	$3,864
Well Intervention	3,056	3,169
Equipment Services	1,048	1,199
	$6,198	$8,232
Selling, General and Administrative Expenses(2)
Pressure Control	$1,365	$1,433
Well Intervention	1,411	1,085
Equipment Services	449	379
	$3,225	$2,897
Depreciation and Amortization(1)
Pressure Control	$181	$146
Well Intervention	2,241	2,066
Equipment Services	992	619
	$3,414	$2,831
Operating Income (Loss)
Pressure Control	$2,054	$2,803
Well Intervention	585	(1,124)
Equipment Services	422	2,137
	$3,061	$3,816
_________________________________
(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenues.

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009

Revenues

Pressure Control revenues were $22,558,000 for the quarter ended March 31, 2010, compared to $27,034,000 for the quarter ended March 31, 2009, representing a decrease of $4,476,000, or 16.6% in the current quarter. The decrease is primarily due to revenue from a non-recurring 2009 international project and a reduction in current year response revenue, offset by an increase in revenue from Safeguard contracts and other prevention and risk management projects in Libya, Algeria and North America.

Well Intervention revenues were $23,328,000 for the quarter ended March 31, 2010, compared to $20,469,000 for the quarter ended March 31, 2009, representing an increase of $2,859,000, or 14.0%, in the current quarter.  The increase was primarily due to increased performance and utilization in North Africa and North America.

 Equipment service revenues were $7,425,000 for the quarter ended March 31, 2010, compared to $7,159,000 for the quarter ended March 31, 2009, an increase of $266,000, or 3.7%, in the current quarter.  This increase is primarily driven by the capital investments made in our equipment rental and services business.

Cost of Sales

Pressure Control cost of sales was $16,864,000 for the quarter ended March 31, 2010, compared to $18,788,000 for the quarter ended March 31, 2009, a decrease of $1,924,000, or 10.2%, in the current quarter.  For the quarter ended March 31, 2010, cost of sales represented 74.8% of revenues compared to 69.5% of revenues for the quarter ended March 31, 2009.  The increase in cost as a percentage of revenue was primarily due to current year reclassification of payroll related expenses for certain employees for worked performed relatecd to cost of sales rather than operating expenses in order to better align those expenses with the related revenue generating services.  The current year cost of sales as a percentage of revenue also increased due to the costs and low margin associated with the start up phase of a new ONGC project.

Well Intervention cost of sales was $16,035,000 for the quarter ended March 31, 2010, compared to $15,273,000 for the quarter ended March 31, 2009, an increase of $762,000, or 5.0%, in the current quarter.  For the quarter ended March 31, 2010, cost of sales represented 68.7% of revenues compared to 74.6% of revenues for the quarter ended March  31, 2009.  The decrease as a percentage of revenue was generally attributable to the higher utilization rates that resulted in fixed and semi-fixed costs being spread over a larger revenue base.

Equipment Services cost of sales was $4,514,000 for the quarter ended March 31, 2010, compared to $2,825,000 for the quarter ended March 31, 2009, an increase of $1,689,000, or 59.8%, in the current quarter.  For the quarter ended March 31, 2010, cost of sales was 60.8% of revenue compared to 39.5% of revenue for the quarter ended March 31, 2009.  The increases, in both dollars and as a percentage of revenue, were primarily due to increases in staffing, facilities and repairs and maintenance resulting in higher fixed field, shop costs, field sales and field administration in support of our efforts to expand this business.

Operating Expenses

Consolidated operating expenses were $6,198,000 for the quarter ended March 31, 2010, compared to $8,232,000 for the quarter ended March 31, 2009, a decrease of $2,034,000, or 24.7%, in the current quarter. During the current quarter, operating expenses represented 11.6% of revenues compared to 15.1% of revenues in the prior year quarter.  The decrease in operating expense is primarily due to current year reclassification of payroll related expenses for certain employees for work performed related to cost of sales rather than operating expenses in order to better align those expenses with the related revenue generating services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $3,225,000 for the quarter ended March 31, 2010, compared to $2,897,000 for the quarter ended March 31, 2009, an increase of $328,000, or 11.3%, in the current quarter.  The increase in total SG&A expense was primarily due to increases in professional fees related to our propsed merger with Halliburton that we announced on April 9, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $583,000 in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, primarily due to an increase in depreciation of $469,000 resulting from an increase in capitalized assets.  Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 and John Wright Company in first quarter 2009 was $242,000 for the three months ended March 31, 2010 and $128,000 for the quarter ended March 31, 2009.  The intangible assets related to StassCo consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense decreased by $185,000, or 19.3%, compared to the prior year quarter which included a write off of the remaining deferred financing charges from the credit facility that was replaced by a new syndicated credit agreement in February 2009.  The remaining decrease was due to a lower composite interest rate resulting from the February 2009 repayment of the $21.2 million subordinated debt to Oil States Energy Services, Inc., which accrued interest at a rate of 10% per annum.

Other Expense, Net and Foreign Currency Translation

Other expense, net  increased by $1,165,000 in the quarter ended March 31, 2010 compared to the prior year quarter primarily due to the devaluation of the Venezuelan Bolivar Fuerte currency for which we recorded a foreign exchange loss of $1,172,000. We historically had remeasured our net Bolívar Fuerte denominated monetary asset position at the official, fixed exchange rate of 2.15 Bolívar Fuerte to United States dollar.  In January 2010, the Venezuelan government announced a devaluation of the Bolívar Fuerte under a new two-exchange rate system with a 2.6 Bolívar Fuerte to United States dollar rate for essential products and a 4.3 Bolívar Fuerte to United States dollar rate for non-essential products.  We are now utilizing the 4.3 Bolívar Fuerte to United States dollar exchange rate.

Income Tax Expense

Income taxes for the quarter ended March 31, 2010 totaled $413,000, or 37.3% of pre-tax income compared to the quarter ended March 31, 2009 which totaled $897,000, or 31.6% of pre-tax income.  The Company’s estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various jurisdictions can have a significant impact on the Company’s effective tax rate.  For the quarter ended March 31, 2010, our effective tax rate was also unfavorably impacted by the devaluation of of the Venezuelan Bolivar Fuerte currency. In addition to the first quarter foreign exchange loss, we also recorded $657,000 additional tax expense for local Venezuelan income tax purposes as a result of a taxable gain on our net United States dollar-denominated monetary asset position in the country.

Liquidity and Capital Resources

Liquidity

At March 31, 2010, we had working capital of $44,096,000 compared to $47,004,000 at December 31, 2009.  Our cash balance at March 31, 2010 was $6,794,000 compared to $7,357,000 at December 31, 2009.  We ended the quarter with stockholders’ equity of $110,978,000 which increased $1,361,000 when compared to $109,617,000 at December 31, 2009 primarily due to our net income of $695,000 for the three months ended March 31, 2010.

Our primary liquidity needs are to fund working capital, capital expenditures such as expanding our equipment services fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions.  Our primary sources of liquidity are cash, cash flows from operations and borrowings under the revolving credit facility.

In the first quarter of 2010, we generated cash from operating activities of $3,701,000 compared to cash used for operating activities of $1,003,000 during the first quarter of 2009.  Cash was provided by operations primarily through net income of $695,000, non-cash charges of $1,583,000, an increase in accounts payable and accrued liabilities of $4,319,000  and a decrease in prepaid expenses and other assets of $2,678,000.  Non-cash charges were comprised primarily of $3,414,000 of depreciation and amortization, excess tax expense from stock options of $192,000, stock-based compensation of $515,000, and bad debt provision of $83,000, all of which were offset by a deferred tax credit of $2,621,000.  These positive cash flows were offset by increases in receivables of $5,135,000 and inventory of $436,000. Receivables increased due to the increase in revenue producing activity late in the first quarter of 2010. Accounts payable and accrued liabilities increased primarily for the same reason.  Prepaid expenses and other current assets decreased primarily due to a reduction in prepaid taxes.

Cash used in investing activities during the quarters ended March 31, 2010 and 2009 were $4,372,000 and $12,677,000, respectively.  Capital expenditures, including capitalized interest, totaled $4,380,000 and $6,052,000 during the quarter ended March 31, 2010 and 2009, respectively.  Capital expenditures in 2010 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services, while our 2009 capital expenditures consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services, the acquisition of abrasive jet cutting systems from a subsidiary of Halliburton for $420,000 and the acquisition of John Wright Company (JWC).

On February 10, 2009, we acquired Houston based John Wright Company (JWC) for cash consideration of $6,668,000, net of cash acquired, and issued a promissory note to John. W. Wright for $3,000,000.  This transaction was funded utilizing cash obtained under our new credit facility.

We increased our net cash by $108,000 due to financing activities during the three months ended March 31, 2010, primarily as a result of stock options exercised during the quarter.  We generated net cash of $9,310,000 from financing activities during the three months ended March 31, 2009 primarily as a result of the new credit facility entered into on February 10, 2009, which generated proceeds of $9,701,000, net of paydown of $3,927,000 on the previous credit facility and $21,166,000 on related party debt.

On March 31, 2010, we had cash of $1,075,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank.  On March 31, 2010, included in our accounts receivable were Venezuela trade accounts receivables owing from the country’s national oil companies of $12,947,000, including $3,280,000 denominated in Bolivares Fuertes and $9,667,000 denominated in U.S. Dollars.

As of March 31, 2010, we had net working capital exposure in Venezuela of $9,321,000, including $835,000 denominated in Bolivares Fuertes and $8,486,000 denominated in U.S. Dollars.  Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies, and we partially do this in Venezuela.  Our net working capital exposure in Venezuela is down from a high of $12,243,000 in 2009.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003.  This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar Fuerte, to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account. Venezuela is considered a highly inflationary economy, andmanagement continues to monitor the situation closely.

Effective January 1, 2006, and related to our acquisition of the hydraulic well control business of Oil States, we changed our functional currency in Venezuela from the Venezuelan Bolivar Fuerte to the U.S. Dollar.  This change allowed us to have one consistent functional currency after the acquisition.  Accumulated other comprehensive loss reported in the consolidated statements of stockholders’ equity before January 1, 2006 totaled $1,234,000 and consisted solely of the cumulative foreign currency translation adjustment in Venezuela prior to changing our functional currency.  The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Venezuela.  The Security and Exchange Commission Regulation Committee’s International Practices Task Force’s Center for Audit Quality has deemed Venezuela’s currency as hyperinflationary effective January 1, 2010.  Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The unfavorable impact of the devaluation to the Company’s results for the quarter ended March 31, 2010 was $1,172,000 on account of the exchange rate movement from 2.15 to 4.30.   The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending.

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at March 31, 2010 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$27,520	$6,880	$20,640	$—	$—
Revolving credit facility	$11,591	$—	$11,591	$—	$—
Subordinated debt	$3,000	$—	$3,000	$—	$—
Capital lease payments (including interest)	$146	$60	$86	$—	$—
Future minimum lease Payments	$7,907	$2,326	$2,686	$1,428	$1,467
Total commitments	$50,164	$9,266	$38,003	$1,428	$1,467

Credit Facilities/Capital Resources

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”).  The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and a revolving credit line in the principal amount of up to $20 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest.  Quarterly principal payments on the term facility are $1.72 million and commenced June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed.  The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on March 31, 2010 was $27.5 million on the term credit facility and $11.6 million on the revolving credit facility.  The revolving credit facility borrowing base was $20.0 million at March 31, 2010, adjusted for $4.9 million outstanding under letters of credit and guarantees, leaving $3.5 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum.  We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum.  The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50.  The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at March 31, 2010 was 7.75% and 5.75%, respectively.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We are in compliance with these covenants as of March 31, 2010 and expect to be in compliance for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations.  For the first three months of 2010, approximately 61% of our total revenues were generated internationally.  Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country, geographic region or business segment can be expected to vary significantly from quarter to quarter.  Although most transactions are denominated in U.S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first three months of 2010, work in Venezuela and Algeria contributed 7% and 19% of our consolidated revenues, respectively, which was collectively down slightly from the prior year period when revenues from these countries represented 13% and 16%, respectively, of total consolidated revenues.  Remaining foreign revenues for the first three months of 2010 were primarily generated in the Republic of Congo, Egypt, India, and Libya, with both India and Libya representing over 11% of total international revenues for the period.

During the first quarter of 2009, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received. Effective June 2009, for that portion of all future services to be settled in U.S. Dollars, revenue will be recognized as it is earned and cash is collected.  As of March 31, 2010 this deferred revenue totaled $1,151,000.  The current accounts receivable to be settled in U.S. Dollars totaled approximately $3.7 million at March 31, 2010.  During the three months ended March 31, 2010, the Company has collected payment on Bolivares Fuertes receivables totaling $0.8 million, on Bolivares Fuertes receivables denominated in U.S. Dollars totaling $1.2 million, and on U.S. Dollar denominated receivables settled in U.S Dollars totaling $1.0 million.  The Company continues efforts to collect accounts receivable and unbilled revenue. Management is closely monitoring the situation, expects to continue to maintain and operate its facilities in Venezuela, and does not believe a reserve is necessary for current uncollected receivables.  For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to movements in interest rates.  As of March 31, 2010, we had floating rate obligations totaling approximately $39.1 million.  See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information.  These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the floating interest rate was to increase by 10% from the March 31, 2010 levels, our interest expense would increase by a total of approximately $197,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2010, the Company installed new accounting software.  The new accounting software contains automated internal control features that will permit the Company to migrate away from certain manual internal control processes required by the older system.  There were no other changes in the Company’s internal controls over financial reporting which occurred during the quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business.  We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortious interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees.  Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty.  On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000 plus $351,781 pre-judgment interest and costs of court.  The total judgment bears interest at 5% compounded on an annual basis.  The Company has taken appropriate steps to file an appeal of the trial court's judgment.  No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

On April 15, 2010, Ed Van Cott filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, current members of Boots & Coots’ Board of Directors, including its Chief Executive Officer (the “Individual Defendants”), Halliburton and Merger Sub (the “Van Cott I Suit”).  On April 16, 2010, David Contreras filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Contreras Suit”).  On April 16, 2010 Edgar L. Van Cott and J. David Schoepf filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Van Cott II Suit”).  On April 16, 2010, Charles Bryce filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Bryce Suit”). On April 19, 2010, Dennis Palkon filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton and Merger Sub (the “Palkon Suit”) On April 20, 2010, Dennis Alweiss filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Alweiss Suit”; the Van Cott I Suit, Contreras Suit, Van Cott II Suit, Bryce Suit and Palkon Suit are collectively referred to as the “Harris County Class Actions”).  On April 21, 2010, Ed Van Cott filed an amended petition in the Van Cott I Suit.  On April 26, 2010, a motion to consolidate the Harris County Class Actions and to appoint interim class counsel was filed in the Bryce Suit.  On April 27, 2010, a motion to consolidate the Harris County Class Actions and to appoint co-interim class counsel and liaison counsel was filed in the Van Cott I Suit.  On April 28, 2010, Herbert Silverberg filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Boots & Coots and the Individual Defendants (the “Silverberg Suit”).  The Harris County Class Actions and the Silverberg Suit are collectively referred to as the “Class Actions”.

Each of the Class Actions has been brought by a purported stockholder of Boots & Coots and seeks certification of a class of all holders of Boots & Coots’ common stock.  The Harris County Class Actions allege, among other things, (1) the Individual Defendants have breached and continue to breach their fiduciary duties to the plaintiffs and members of the proposed class, (2) the Merger is unfair to the public stockholders of Boots & Coots as it underestimates the true value of Boots & Coots, (3) the Individual Defendants are pursuing a course of conduct that does not maximize the value of Boots & Coots, and (4) Boots & Coots and, to the extent a party thereto, Halliburton aided and abetted the breaches of duties by the Individual Defendants.  The petitions associated with the Class Actions seek, among other things, an injunction prohibiting consummation of the Merger, attorneys’ fees and expenses and, in the case of the Van Cott II Suit, rescission or damages in the event the Merger is consummated.  The Silverberg Suit is a derivative action alleging, among other things, that the Individual Defendants breached their fiduciary duties to the plaintiffs and members of the proposed class in approving certain restricted stock grants to members of the board of directors and that seeks, among other things, to obtain the return of those grants by the Individual Defendants.

We believe that all of the putative shareholder Class Actions are without merit and intend to vigorously defend against such claims.

Item 1A.  Risk Factors

Our business is subject to many risks.  We describe the risks and factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock under “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.  This information should be considered carefully together with the other information in this report and other reports and materials we file with the U.S. Securities and Exchange Commission.

Failure to complete our recently announced merger with Halliburton could negatively impact our stock price and our future business and financial results.

On April 9, 2010, we entered into a definitive merger agreement with Halliburton and a direct, wholly-owned subsidiary of Halliburton pursuant to which, on the terms and subject to the conditions set forth in the merger agreement, we will merge with and into such subsidiary.  If our proposed merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from our customers and employees;

•
the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•
certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $10.0 million or expense reimbursements up to $1.5 million to Halliburton if the merger agreement is terminated under specified circumstances; and

•
there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may materially adversely affect our business, financial results and stock price.

We may have difficulty attracting, motivating and retaining officers and other key employees in light of our recently announced merger agreement with Halliburton.

Uncertainty about the effect of the proposed merger on our officers and employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel during the pendency of the merger, as employees may experience uncertainty about their future roles with us and with Halliburton. If we are unable to attract, retain and motivate key personnel, we could face disruptions in our operations, loss of existing customers and loss of key information, expertise or know-how, which may adversely affect our business and financial results.

Business uncertainties and contractual restrictions while the proposed merger is pending may have an adverse effect on us.

Uncertainty about the effect of the proposed merger on suppliers, partners and customers may have an adverse effect on us.  These uncertainties may cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us.  In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Halliburton’s approval.  These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the completion of the merger.  The adverse effect of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
*3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Boots & Coots International Well Control, Inc.
*3.2	Second Amended and Restated Certificate of Incorporation of Boots & Coots, Inc.
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Cary Baetz
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Cary Baetz

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

By:	/s/Cary Baetz
Cary Baetz
Chief Financial Officer

Date:  May 6, 2010