Form 10-Q
period 2010-06-30
Boots & Coots, Inc.
filed 2010-07-29
CIK 833845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

The number of shares of the Registrant's Common Stock, par value $.00001 per share, outstanding at July 28, 2010, was 82,772,202.

BOOTS & COOTS, INC.

PART I
FINANCIAL INFORMATION
(Unaudited)

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s except share and per share amounts)

ASSETS
	June 30, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,330	$7,357
Restricted cash	323	323
Receivables, net	93,725	70,471
Inventory	4,012	3,569
Prepaid expenses and other current assets	8,215	10,928
Total current assets	114,605	92,648

PROPERTY AND EQUIPMENT, net	83,956	80,289
GOODWILL	14,313	14,313
INTANGIBLE ASSETS, net	7,017	7,500
OTHER ASSETS	2,408	2,616
Total assets	$222,299	$197,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,933	$6,931
Accounts payable	32,319	17,857
Income tax payable	8,565	3,587
Accrued compensation and benefits	5,671	6,004
Accrued taxes, other than income tax	4,172	5,003
Accrued liabilities	8,295	6,262
Total current liabilities	65,955	45,644

LONG-TERM DEBT, net of current maturities	34,924	32,359
RELATED PARTY LONG-TERM DEBT	3,000	3,000
DEFERRED TAXES	200	5,638
OTHER LIABILITIES	587	1,108
Total liabilities	104,666	87,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.00001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	—	—
Common stock ($.00001 par value, 125,000,000 shares authorized, 82,558,000 and 80,046,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	1	1
Additional paid-in capital	131,073	129,955
Accumulated other comprehensive loss	(1,234)	(1,234)
Accumulated deficit	(12,207)	(19,105)
Total stockholders' equity	117,633	109,617
Total liabilities and stockholders' equity	$222,299	$197,366

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$70,872	$47,048	$124,183	$101,710

COST OF SALES, excluding depreciation and amortization	46,831	31,339	84,244	68,225
OPERATING EXPENSES	7,990	7,835	14,188	16,067
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,357	2,518	6,582	5,415
DEPRECIATION AND AMORTIZATION	3,570	3,122	6,984	5,953

OPERATING INCOME	9,124	2,234	12,185	6,050

INTEREST EXPENSE	837	974	1,613	1,935
FOREIGN CURRENCY TRANSLATION	36	223	1,209	195
OTHER (INCOME) EXPENSE, net	(9)	28	(5)	68

INCOME BEFORE INCOME TAXES	8,260	1,009	9,368	3,852
INCOME TAX EXPENSE	2,057	290	2,470	1,187

NET INCOME	6,203	719	6,898	2,665

Basic Earnings per Common Share:	$0.08	$0.01	$0.09	$0.03

Weighted Average Common Shares Outstanding – Basic	78,700,000	76,824,000	78,180,000	76,738,000

Diluted Earnings per Common Share:	$0.08	$0.01	$0.08	$0.03

Weighted Average Common Shares Outstanding – Diluted	82,110,000	78,244,000	81,327,000	78,026,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2010
(Unaudited)
(000’s)

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCES, January 1, 2010	—	$—	80,046	$1	$129,955	$(1,234)	$(19,105)	$109,617
Stock based compensation	—	—	1,359	—	1,101	—	—	1,101
Stock option exercises	—	—	1,153	—	889	—	—	889
Excess tax expense for options	—	—	—	—	(872)	—	—	(872)
Net income	—	—	—	—	—	—	6,898	6,898
BALANCES, June 30, 2010	—	$—	82,558	$1	$131,073	$(1,234)	$(12,207)	$117,633

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,898	$2,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,984	5,953
Deferred tax expense (credit)	(5,438)	658
Stock-based compensation	1,101	675
Excess tax expense from stock options exercised	872	—
Bad debt provision, net	1,161	11
(Gain) Loss on sale/disposal of assets	26	(261)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(24,415)	(3,383)
Inventory	(443)	(308)
Prepaid expenses and other current assets	2,713	2,129
Other assets	207	(3,015)
Accounts payable and accrued liabilities	18,918	(5,244)
Net cash provided by (used in) operating activities	8,584	(120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired, net of cash received	—	(6,668)
Property and equipment additions	(10,263)	(11,277)
Proceeds from sale of property and equipment	70	346
Net cash used in investing activities	(10,193)	(17,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party debt	—	(21,166)
Payments of term loan	(3,440)	(5,647)
Revolving credit net borrowings	6,032	7,047
Principal payments under capital lease obligations	(27)	(24)
Term loan borrowings	—	34,400
Increase in restricted cash	—	(323)
Stock options exercised	889	—
Excess tax expense from stock options exercised	(872)	—
Net cash provided by financing activities	2,582	14,287
Net increase (decrease) in cash and cash equivalents	973	(3,432)
CASH AND CASH EQUIVALENTS, beginning of period	7,357	6,220
CASH AND CASH EQUIVALENTS, end of period	$8,330	$2,788

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,394	$1,416
Cash paid for income taxes	4,058	3,672
NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term notes issued for acquisition of business	—	3,000

See accompanying notes to condensed consolidated financial statements.

BOOTS & COOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying condensed consolidated financial statements include all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to make the condensed consolidated financial statements not misleading. The unaudited condensed consolidated financial statements and notes thereto and the other financial information contained in this report should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2009, and our reports filed previously with the Securities and Exchange Commission (“SEC”). The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.

The carrying values of financial instruments, including cash, accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. We use available market rates to estimate the fair value of debt which approximated the carrying value at June 30, 2010.

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

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the consolidated financial statements.  We have evaluated subsequent events after the balance sheet date of June 30, 2010 to the date the financial statements were issued.

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

C.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

	June 30, 2010	December 31, 2009
	(unaudited)
	(000’s)
Receivables, net:
Trade	$61,775	$45,830
Unbilled Revenue	33,240	24,499
Other	400	671
Allowance for doubtful accounts	(1,690)	(529)
	$93,725	$70,471

	June 30, 2010	December 31, 2009
	(unaudited)
	(000’s)
Prepaid expenses and other current assets:
Prepaid taxes	$2,252	$4,342
Prepaid insurance	1,131	2,578
Other	4,832	4,008
	$8,215	$10,928

	June 30, 2010	December 31, 2009
	(unaudited)
	(000’s)
Property and equipment, net:
Land	$571	$571
Building and leasehold improvements	5,163	4,818
Equipment	101,983	95,559
Furniture, fixtures and office	3,789	3,053
Vehicles	3,521	3,634
Capital leases	201	201
Construction in progress	4,981	2,491

Total property and equipment	120,209	110,327
Less: Accumulated depreciation	(36,253)	(30,038)
	$83,956	$80,289

	June 30, 2010	December 31, 2009
	(unaudited)
	(000’s)
Accrued liabilities:
Accrued insurance	814	$845
Other	7,481	5,417
	$8,295	$6,262

D.  GOODWILL

The carrying amount of goodwill at June 30, 2010 of $14,313,000 consists of $5,163,000 from the John Wright Company acquisition in 2009, $4,824,000 from our acquisition of StassCo Pressure Control, LLC (StassCo) in 2007 and $4,326,000 from our acquisition of the hydraulic well control business (HWC) of Oil States International, Inc. in 2006.

E. INTANGIBLE ASSETS

Intangible assets were recognized in conjunction with the StassCo acquisition on July 31, 2007 and the John Wright Company acquisition on February 10, 2009. There were no intangible assets prior to these acquisitions.

December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$4,021	$707	$3,314
Non-compete agreements	1,677	673	1,004
Proprietary software	1,507	89	1,418
Trade name	1,336	119	1,217
Process diagram	600	53	547
	$9,141	$1,641	$7,500

June 30, 2010
(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets
Customer relationships	$4,021	$866	$3,155
Non-compete agreements	1,677	850	827
Proprietary software	1,507	139	1,368
Trade name	1,336	186	1,150
Process diagram	600	83	517
	$9,141	$2,124	$7,017

Amortization expense on intangible assets for the three months and the six months ended June 30, 2010 was (in thousands) $241 and $483, respectively.  Amortization for the three months and six months ended June, 30, 2009 was (in thousands) $306, and $434, respectively.  Total amortization expense is expected to be (in thousands) $966, $966, $779, $731 and $626 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

F. LONG-TERM DEBT AND RELATED PARTY DEBT

Long-term and related party debt and notes payable consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(000’s)
U.S. revolving credit facility, with available commitments up to $25.0 million, a borrowing base of $24.8 million adjusted for $4.9 million outstanding under letters of credit and guarantees, leaving $4.0 million available to be drawn under the facility and an average interest rate of 7.75% for the six months ended June 30, 2010, and a borrowing base of $16.6 million and an average interest rate of 7.22% for the year ended December 31, 2009	$15,933	$9,901

U.S. term credit facility with initial borrowings of $34.4 million, payable over 36 months and average interest rate of 5.79% for the six months ended June 30, 2010 and an average interest rate of 5.59% for the year ended December 31, 2009	25,800	29,240

Related party debt	3,000	3,000
Capital lease obligations, with interest rates ranging from 4.2% to 6.0%	124	149
Total debt	44,857	42,290
Less: current maturities	(6,933)	(6,931)
Total long-term and related party debt	$37,924	$35,359

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement replaced our existing term and revolving credit facilities at that time. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and revolving credit line commitments of $20 million with the Company having the one time option of increasing the revolving commitments by an additional $5 million.  On July 2, 2010, the Company exercised its right to increase the commitments under the revolving credit line from $20 million to $25 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest. Quarterly principal payments on the term facility are $1.72 million and commenced on June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed. The term loan and the revolving credit line each mature on February 10, 2012.

Interest under the Credit Agreement accrues at a base rate (which is the greater of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum. We also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum. The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) rises above 1.50.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors’ ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures.

The Credit Agreement also requires compliance with certain financial covenants, including, commencing with the quarter ending March 31, 2009, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00. We are in compliance with the covenants as of June 30, 2010.

We utilized initial borrowings of approximately $40 million under the Credit Agreement to repay all amounts outstanding under our existing credit facilities, repay all of the $21.2 million of senior subordinated related party notes held by Oil States Energy Services, Inc. and to fund our purchase of John Wright Company.

G.  RELATED PARTY LONG-TERM DEBT

A related party note of $3 million in unsecured subordinated debt was issued to John W. Wright in connection with the John Wright Company acquisition on February 10, 2009. The note bears interest at a rate of 8% per annum, and requires a one-time principal payment on the earlier of the Senior payment date, February 10, 2012 or the five year anniversary of the note, February 10, 2014. Interest is accrued monthly and payable semi-annually on February 15 and August 15. The interest expense on the note was $60,000 for the three months ended June 30, 2010 and 2009, and the interest expense on the note was $119,000 and $93,000 for the six months ended June 30, 2010, and 2009, respectively. In addition to this debt, John Wright entered into an employment agreement with the Company.

H. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortious interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees. Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty. On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000 plus $351,780.82 pre-judgment interest and costs of court. The total judgment bears interest at 5% compounded on an annual basis. The Company has taken appropriate steps to file an appeal of the trial court's judgment. No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

On April 9, 2010, we entered into a definitive merger agreement with Halliburton Company, a Delaware corporation (“Halliburton”), and Gradient, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Halliburton (“Merger Sub”).  On April 15, 2010, Ed Van Cott filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, current members of Boots & Coots’ Board of Directors, including its Chief Executive Officer (the “Individual Defendants”), Halliburton Company and Gradient LLC (Merger Sub) (the “Van Cott I Suit”). On April 16, 2010, David Contreras filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Contreras Suit”). On April 16, 2010 Edgar L. Van Cott and J. David Schoepf filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Van Cott II Suit”). On April 16, 2010, Charles Bryce filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Bryce Suit”). On April 19, 2010, Dennis Palkon filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Palkon Suit”). On April 20, 2010, Dennis Alweiss filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Alweiss Suit”; the Van Cott I Suit, Contreras Suit, Van Cott II Suit, Bryce Suit and Palkon Suit are collectively referred to as the “Harris County Class Actions”). On April 21, 2010, Ed Van Cott filed an amended petition in the Van Cott I Suit. On April 26, 2010, a motion to consolidate the Harris County Class Actions and to appoint interim class counsel was filed in the Bryce Suit. On April 27, 2010, a motion to consolidate the Harris County Class Actions and to appoint co-interim class counsel and liaison counsel was filed in the Van Cott I Suit. On April 28, 2010, Herbert Silverberg filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Boots & Coots and the Individual Defendants (the “Silverberg Suit”). The Harris County Class Actions and the Silverberg Suit are collectively referred to as the “Class Actions”.

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

I. EARNINGS PER SHARE

Basic and diluted income per common share is computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended June 30, 2010 and 2009 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Numerator:
For basic and diluted earnings per share:
Net income attributable to common stockholders	$6,203	$719	$6,898	$2,665
Denominator:
For basic earnings per share- weighted-average shares	78,700	76,824	78,180	76,738
Effect of dilutive securities:
Stock options and warrants(1)	3,410	1,420	3,147	1,288
Denominator:
For diluted earnings per share – weighted-average shares	82,110	78,244	81,327	78,026

(1)
Excludes the effect of outstanding stock options and restricted shares that have an anti-dilutive effect on earnings per share for the three months and six months ended June 30, 2010 and June 30, 2009.

The exercise price of our stock options and appreciation rights varies from $0.67 to $2.58 per share. The maximum number of potentially dilutive securities at June 30, 2010, and 2009 included: (1) 3,269,000 and 4,885,000 common shares, respectively, issuable upon exercise of stock options, and (2) zero and zero common shares, respectively, issuable upon exercise of stock options and appreciation rights.

J. EMPLOYEE “STOCK-BASED” COMPENSATION

We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant. For the six month periods ended June 30, 2010 and June 30, 2009, there were no stock options granted.

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

The Equipment Services segment includes our pressure control equipment rental and service business, which began as an expansion of the Company’s existing services in 2007. We cross-sell pressure control equipment, rentals and services to customers of our Pressure Control and Well Intervention businesses, which has driven this segment’s growth to date.

Information concerning segment operations for the three months and six months ended June 30, 2010 and 2009 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)

Three Months Ended June 30, 2010:
Operating Revenues	$34,301	$24,382	$12,189	$70,872
Operating Income(1)(2)	5,176	1,012	2,936	9,124
Identifiable Operating Assets(3)(4)	61,533	117,060	43,706	222,299
Capital Expenditures	231	4,034	5,998	10,263
Depreciation and Amortization(1)	194	2,280	1,096	3,570
Three Months Ended June 30, 2009:
Operating Revenues	$22,587	$18,615	$5,846	$47,048
Operating Income(Loss)(1)(2)	2,210	(524)	548	2,234
Identifiable Operating Assets(4)(5)	49,338	121,428	30,672	201,438
Capital Expenditures	236	4,655	6,386	11,277
Depreciation and Amortization(1)	161	2,146	815	3,122

	Pressure Control	Well Intervention	Equipment Services	Consolidated
	(Unaudited)
	(000’s)

Six Months Ended June 30, 2010:
Operating Revenues	$56,859	$47,710	$19,614	$124,183
Operating Income(1)(2)	7,230	1,597	3,358	12,185
Identifiable Operating Assets(3)(4)	61,533	117,060	43,706	222,299
Capital Expenditures	231	4,034	5,998	10,263
Depreciation and Amortization(1)	375	4,521	2,088	6,984
Six Months Ended June 30, 2009:
Operating Revenues	$49,621	$39,084	$13,005	$101,710
Operating Income(Loss)(1)(2)	5,012	(1,647)	2,685	6,050
Identifiable Operating Assets(4)(5)	49,338	121,428	30,672	201,438
Capital Expenditures	236	4,655	6,386	11,277
Depreciation and Amortization(1)	309	4,210	1,434	5,953

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenue.
(3)	At June 30, 2010
(4)
Identifiable Operating Assets have been assigned to each segment based upon specific identification of assets and the remaining non-segment specific assets have been allocated pro-rata between segments in proportion to their relative revenues.

(5)	At June 30, 2009

L. INCOME TAXES

Effective January 1, 2007, we adopted FASB changes which are intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of the change, the Company evaluated all tax years still subject to potential audit under state, federal and foreign income tax law in reaching its accounting conclusions. In accordance with the guidance, we have recorded gross unrecognized tax benefits as of June 30, 2010 totaling $0.6 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized. We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
Federal	2006 and forward
State	2005 and forward
Venezuela	2006 and forward
Congo	2005 and forward
Algeria	2006 and forward
Libya	2008 and forward

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

In each period, we assess the likelihood that deferred taxes will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that we believe that we do not meet the test that recovery is “more likely than not,” we established a valuation allowance. We have recorded valuation allowances for certain net deferred tax assets since management believes it is more likely than not that these particular assets will not be realized. We have determined that a portion of deferred tax assets related to Venezuela will be realized and accordingly, in the first six months of 2010, $0.8 million of valuation allowance was released.

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

On April 9, 2010, we entered into a definitive merger agreement with Halliburton Company, a Delaware corporation (“Halliburton”), and Gradient, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Halliburton (“Merger Sub”). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Boots & Coots will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of Halliburton (the “merger”). The merger agreement and the merger have been approved by the boards of directors of Boots & Coots and Halliburton. Under the merger agreement, Boots & Coots stockholders will receive consideration valued at approximately $3.00 per share for each share of Boots & Coots common stock, par value $0.00001 per share, comprised of $1.73 in cash and $1.27 in shares of Halliburton common stock, par value $2.50 per share, subject to adjustment to achieve the intended tax consequences of the merger and subject to an election feature. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders. To date, early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted by the Federal Trade Commission on April 29, 2010. We currently expect to complete the merger in the third quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

On July 31, 2007, we acquired Rock Springs, Wyoming-based StassCo Pressure Control, LLC (StassCo), in a transaction that was effective for accounting and financial purposes as of August 1, 2007. StassCo operates four hydraulic rig assist units in the Cheyenne Basin, Wyoming, and its presence in the Rockies fits our strategy to expand North America land operations.

We added our pressure control equipment rental service line to our suite of pressure control services during the fourth quarter of 2007. Our pressure control equipment and operating personnel are utilized primarily during the drilling and completion phases of oil and gas wells. We are currently operating this business in our North America regions, classified as the Gulf of Mexico, the Mid-Continent and Southeast regions of North America and our Middle East international region. We plan to expand the service line into other operating areas where we provide pressure control services.

On February 10, 2009, we purchased John Wright Company (JWC) for approximately $10 million in a combination of cash and subordinated debt. Based in Houston, JWC provides a suite of relief well drilling and risk management services to the oil and gas industry worldwide. We are integrating the company’s proprietary technology into our Safeguard program.

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

Results of operations

Information concerning operations in different business segments for the three months and six months ended June 30, 2010 and 2009 is presented below. Certain reclassifications have been made to the prior periods to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(000’s)		(000’s)
	2010	2009	2010	2009
Revenues
Pressure Control	$34,301	$22,587	$56,859	$49,621
Well Intervention	24,382	18,615	47,710	39,084
Equipment Services	12,189	5,846	19,614	13,005
	$70,872	$47,048	$124,183	$101,710
Cost of Sales
Pressure Control	$23,739	$15,499	$40,603	$34,286
Well Intervention	16,629	12,880	32,664	28,154
Equipment Services	6,463	2,960	10,977	5,785
	$46,831	$31,339	$84,244	$68,225
Operating Expenses(1)
Pressure Control	$3,567	$3,509	$5,661	$7,373
Well Intervention	3,306	3,116	6,362	6,285
Equipment Services	1,117	1,210	2,165	2,409
	$7,990	$7,835	$14,188	$16,067
Selling, General and Administrative Expenses(2)
Pressure Control	$1,625	$1,208	$2,990	$2,641
Well Intervention	1,155	997	2,566	2,082
Equipment Services	577	313	1,026	692
	$3,357	$2,518	$6,582	$5,415
Depreciation and Amortization(1)
Pressure Control	$194	$161	$375	$309
Well Intervention	2,280	2,146	4,521	4,210
Equipment Services	1,096	815	2,088	1,434
	$3,570	$3,122	$6,984	$5,953
Operating Income(Loss)
Pressure Control	$5,176	$2,210	$7,230	$5,012
Well Intervention	1,012	(524)	1,597	(1,647)
Equipment Services	2,936	548	3,358	2,685
	$9,124	$2,234	$12,185	$6,050
                ________________________________

(1)
Operating expenses and depreciation and amortization have been charged to each segment based upon specific identification of expenses and the remaining non-segment specific expenses have been allocated pro-rata between segments in proportion to their relative revenues.

(2)	Selling, general and administrative expenses have been allocated pro-rata between segments based upon relative revenue.

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Revenues

Pressure Control revenues were $34,301,000 for the quarter ended June 30, 2010, compared to $22,587,000 for the quarter ended June 30, 2009, representing an increase of $11,714,000, or 51.9%, in the current quarter. The increase is primarily due to increases in revenue from Safeguard contracts and projects in North Africa and Asia and from increased global response revenue.

Well Intervention revenues were $24,382,000 for the quarter ended June 30, 2010, compared to $18,615,000 for the quarter ended June 30, 2009, representing an increase of $5,767,000, or 31.0%, in the current quarter.  The increase was primarily due to increased performance and utilization in North America, excluding work in the Gulf of Mexico, in Venezuela as operations had been suspended for much of the prior year quarter, and from improved results in the Middle East.

Equipment service revenues were $12,189,000 for the quarter ended June 30, 2010, compared to $5,846,000 for the quarter ended June 30, 2009, representing an increase of $6,343,000, or 108.5%, in the current quarter. This increase has resulted from capital investment activity, increased domestic drilling activity and from international projects.

Cost of Sales

Pressure Control cost of sales was $23,739,000 for the quarter ended June 30, 2010, compared to $15,499,000 for the quarter ended June 30, 2009, representing an increase of $8,240,000, or 53.2%, in the current quarter. For the quarter ended June 30, 2010, cost of sales represented 69.2% of revenues compared to 68.6% of revenues for the quarter ended June 30, 2009.   The increase in cost as a percentage of revenue was primarily due to current year reclassification of payroll related expenses for certain employees in order to better align those expenses with the related revenue generating services, and it was partially offset by an increased level of higher margin response revenue in the current year quarter.

Well Intervention cost of sales was $16,629,000 for the quarter ended June 30, 2010, compared to $12,880,000 for the quarter ended June 30, 2009, representing an increase of $3,749,000, or 29.1%, in the current quarter. For the quarter ended June 30, 2010, cost of sales represented 68.2% of revenues compared to 69.2% of revenues for the quarter ended June 30, 2009. The decrease in costs as a percentage of revenue was generally attributable to the higher utilization rates due to the  increase in domestic drilling activity and returning to work in Venezuela.

Equipment Services cost of sales was $6,463,000 for the quarter ended June 30, 2010, compared to $2,960,000 for the quarter ended June 30, 2009, representing an increase of $3,503,000, or 118.3%, in the current quarter. For the quarter ended June 30, 2010, cost of sales was 53.0% of revenue compared to 50.6% of revenue for the quarter ended June 30, 2009. The increases, both in dollars and as a percentage of revenue, were primarily due to increases in staffing, facilities and repairs and maintenance resulting in higher fixed field, shop, field sales, and field administration costs in support of our expansion of this business.

Operating Expenses

Consolidated operating expenses were $7,990,000 for the quarter ended June 30, 2010, compared to $7,835,000 for the quarter ended June 30, 2009, representing an increase of $155,000, or 2.0%, in the current quarter. During the current quarter, operating expenses represented 11.3% of revenues compared to 16.7% of revenues in the prior year quarter. The decrease in operating expense as a percentage of revenue is primarily due to current year reclassification of payroll related expenses for certain employees in order to better align those expenses with the related revenue generating services.  This decrease was partially offset by an increase in bad debt expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $3,357,000 for the quarter ended June 30, 2010, compared to $2,518,000 for the quarter ended June 30, 2009, representing an increase of $839,000, or 33.3%, in the current quarter. During the current quarter, SG&A represented 4.7% of revenues compared to 5.4% of revenues in the prior year quarter. The increase in total SG&A expense was primarily due to increases in professional fees related to our proposed merger with Halliburton that was announced on April 9, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $448,000 in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, primarily due to the depreciation increase of $515,000 resulting from an increase in capitalized assets since June 30, 2009. Amortization of intangible assets related to our acquisition of StassCo Pressure Control LLC in August 2007 and John Wright Company in first quarter 2009 was $241,000 for the quarter ended June 30, 2010 and $306,000 for the quarter ended June 30, 2009. The intangible assets consist of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams, and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense decreased by $137,000, or 14.1%, in the quarter ended June 30, 2010 as compared to the quarter ended June 30 2009. The decrease was primarily a result of lower borrowings resulting from quarterly principal payments of the term loan portion of the syndicated credit agreement.

Other Expense, Net and Foreign Currency Translation

Other expense, net and foreign currency translation decreased by $224,000 in the quarter ended June 30, 2010 primarily due to a reduction in the foreign currency translation expense associated with Algeria.

Income Tax Expense

Income taxes for the quarter ended June 30, 2010 totaled $2,057,000 or 24.9% of pre-tax income, compared to the quarter ended June 30, 2009 which totaled $290,000, or 28.7% of pre-tax income. The increase in tax expense for the quarter ended June 30, 2010 compared to the prior year quarter is due to an increase in income before tax partly offset by a decrease in the effective tax rate. The decrease in the effective tax rate is largely due to the increase in income from taxing jurisdictions with lower foreign tax rates, in addition to the utilization of foreign tax credits, the utilization of US net operating loss carryforward and the release of associated valuation allowances.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Revenues

Pressure Control revenues were $56,859,000 for the six months ended June 30, 2010, compared to $49,621,000 for the six months ended June 30, 2009, representing an increase of $7,238,000, or 14.6%, in the current period. The increase was primarily due to an increase in international revenue from prevention and risk management projects, offset by projects completed during 2009.

Well Intervention revenues were $47,710,000 for the six months ended June 30, 2010, compared to $39,084,000 for the six months ended June 30, 2009, representing an increase of $8,626,000, or 22.1%, in the current period. The increase was primarily due to increased performance and utilization in North Africa and North America.  This increase was offset by the negative impact caused by the suspension of operations in Venezuela during the first six months of 2009.

  Equipment service revenues were $19,614,000 for the six months ended June 30, 2010, compared to $13,005,000 for the six months ended June 30, 2009, representing an increase of $6,609,000, or 50.8%, in the current period. This increase is due to the expansion of our equipment rental and services business into foreign locations.

Cost of Sales

Pressure Control cost of sales was $40,603,000 for the six months ended June 30, 2010, compared to $34,286,000 for the six months ended June 30, 2009, representing an increase of $6,317,000, or 18.4%, in the current period. For the six months ended June 30, 2010, cost of sales represented 71.4% of revenues compared to 69.1% of revenues for the six months ended June 30, 2009. The increase in cost of sales is generally attributable to increased revenues, while the cost of sales as a percentage of revenue increased primarily due to current year reclassification of payroll related expenses for certain employees in order to better align those expenses with the related revenue generating services, and it was partially offset by an increased level of higher margin response revenue in the current year six month period.

Well Intervention cost of sales was $32,664,000 for the six months ended June 30, 2010, compared to $28,154,000 for the six months ended June 30, 2009, representing an increase of $4,510,000, or 16.0%, in the current period. For the six months ended June 30, 2010, cost of sales represented 68.5% of revenues compared to 72.0% of revenues for the six months ended June 30, 2009.  The increase in cost of sales is generally attributable to the increase in revenues, while the decrease in cost of sales as a percentage of revenue is primarily due to the prior year carrying costs incurred during suspension of operations in Venezuela.

Equipment Services cost of sales was $10,977,000 for the six months ended June 30, 2010, compared to $5,785,000 for the six months ended June 30, 2009, representing an increase of $5,192,000, or 89.7%, in the current period. For the six months ended June 30, 2010, cost of sales was 56.0% of revenue compared to 44.5% of revenue for the six months ended June 30, 2009.  The increases, both dollars in and as a percentage of revenue, were primarily due to increases in staffing, facilities and repairs and maintenance resulting in higher fixed field, shop, field sales, and field administration costs in support of our expansion of this business.

Operating Expenses

Consolidated operating expenses were $14,188,000 for the six months ended June 30, 2010, compared to $16,067,000 for the six months ended June 30, 2009, representing a decrease of $1,879,000, or 11.7%, in the current period. During the current year first six month period, operating expenses represented 11.4% of revenues compared to 15.8% of revenues in the prior year first six months. The decrease in operating expenses was primarily due to current year reclassification of payroll related expenses for certain employees in order to better align those expenses with the related revenue generating services.  This decrease was partially offset by an increase in bad debt expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $6,582,000 for the six months ended June 30, 2010, compared to $5,415,000 for the six months ended June 30, 2009, representing an increase of $1,167,000, or 21.6%, in the current period. During the six months ended June 30, 2010, SG&A represented 5.3% of revenues compared to 5.3% of revenues in the prior year first six months. The increase in total SG&A expense was primarily due to increases in professional fees related to our proposed merger with Halliburton that was announced on April 9, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $1,031,000 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the depreciation increase of $982,000 resulting from an increase in capitalized assets since June 30, 2009. Amortization of intangible assets related to our acquisitions of StassCo Pressure Control LLC in August 2007 and the John Wright Company in February 2009 was $483,000 for the six months ended June 30, 2010 and $434,000 in 2009. The intangible assets related to StassCo purchase consists of customer relationships being amortized over a 13 year period and management non-compete agreements being amortized over 5.5 and 3.5 year periods. Intangible assets related to the John Wright purchase consists of trade name, non-compete agreement, proprietary software, process diagrams and customer relationships being amortized over 10, 5, 15, 10, and 10 years, respectively.

Interest Expense

Interest expense decreased by $322,000, or 16.6%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 which included a write off of the remaining deferred financing charges form the credit facility that was replaced by a new syndicated credit agreement in February 2009. The remaining decrease was primarily due to a lower level of debt resulting from quarterly principal payments of the term loan portion of the credit agreement.

Other Expense, Net and Foreign Currency Translation

Other expense, net and foreign currency translation increased by $941,000 in the six months ended June 30, 2010 compared to the prior year primarily due to the devaluation of the Venezuelan Bolivar Fuerte currency for which we recorded a foreign exchange loss of $1,172,000. We historically had remeasured our net Bolívar Fuerte denominated monetary asset position at the official, fixed exchange rate of 2.15 Bolívar Fuerte to United States dollar. In January 2010, the Venezuelan government announced a devaluation of the Bolívar Fuerte under a new two-exchange rate system with a 2.6 Bolívar Fuerte to United States dollar rate for essential products and a 4.3 Bolívar Fuerte to United States dollar rate for non-essential products. We are now utilizing the 4.3 Bolívar Fuerte to United States dollar exchange rate.

Income Tax Expense

Income taxes for the six months ended June 30, 2010 totaled $2,470,000, or 26.4% of pre-tax income compared to the six months ended June 30, 2009 which totaled $1,187,000, or 30.8% of pre-tax income. The increase in tax expense for the six months ended June 30, 2010 compared to the prior year period is due to an increase in income before tax partly offset by a decrease in the effective tax rate. The decrease in the effective tax rate is largely due to the decrease in US source income as compared to foreign source income with lower tax rates, in addition to the utilization of foreign tax credits and the release of associated valuation allowances.

Liquidity and Capital Resources

Liquidity

At June 30, 2010, we had working capital of $48,650,000 compared to $47,004,000 at December 31, 2009. Our cash balance at June 30, 2010 was $8,330,000 compared to $7,357,000 at December 31, 2009. We ended the quarter with stockholders’ equity of $117,633,000 which increased $8,016,000 when compared to $109,617,000 at December 31, 2009 primarily due to our net income of $6,898,000 for the six months ended June 30, 2010.

Our primary liquidity needs are to fund working capital, capital expenditures such as expanding our equipment services fleet of equipment and replacing support equipment for our hydraulic workover and snubbing service line, debt service and acquisitions. Our primary sources of liquidity are cash, cash flows from operations and borrowings under the revolving credit facility.

In the first six months of 2010, we generated cash from operating activities of $8,584,000 compared to cash used for operating activities of $120,000 during the first six months of 2009. Cash was provided by operations primarily through net income of $6,898,000, non-cash charges of $4,680,000, an increase in accounts payable and accrued liabilities of $18,918,000 and a decrease in prepaid expenses and other assets of $2,920,000.  Non-cash charges were comprised primarily of $6,984,000 of depreciation and amortization, excess tax expense from stock options of $872,000, stock-based compensation of $1,101,000, and bad debt provision of $1,161,000, all of which were offset by a deferred tax credit of $5,438,000.  These positive cash flows were offset by an increase in receivables of $24,415,000 and inventory of $443,000. Receivables increased due to the increase in revenue producing activity late in the six month period ending June 30, 2010, and inventory increased as a result of supporting the current and future revenue activity. Accounts payable and accrued liabilities increased primarily due to increase in accrued taxes and commissions.  Prepaid expenses and other current assets decreased primarily due to a reduction in prepaid taxes and insurance.  Other assets decreased primarily due to amortization of deferred financing charges related to the new credit agreement.

Cash used in investing activities during the six months ended June 30, 2010 and 2009 was $10,193,000 and $17,599,000, respectively. Capital expenditures, including capitalized interest, totaled $10,263,000 and $11,277,000 during the six months ended June 30, 2010 and 2009, respectively. Capital expenditures in 2010 consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services.  Our 2009 capital expenditures consisted of purchases of assets for our hydraulic workover and snubbing services and our rental equipment services, the acquisition of abrasive jet cutting systems from Halliburton for $420,000 and the acquisition of John Wright Company (JWC).

On February 10, 2009, we acquired Houston-based John Wright Company (JWC) for cash consideration of $6,668,000, net of cash acquired, and issued a promissory note to John. W. Wright for $3,000,000. This transaction was funded utilizing cash obtained under our new credit facility.

We increased our net cash by $2,582,000 due to financing activities during the six months ended June 30, 2010 primarily as a result of loan borrowings and stock options exercised during the quarter.  We generated net cash of $14,287,000 from financing activities during the six months ended June 30, 2009 primarily as a result of the new credit facility entered into on February 10, 2009, which generated proceeds of $9,701,000, net of paydown of $3,927,000 on the previous credit facility and $21,166,000 on related party debt.

On June 30, 2010, we had cash of $1,590,000 denominated in Bolivares Fuertes and residing in a Venezuelan bank. On June 30, 2010, included in our accounts receivable were Venezuela trade accounts receivables owing from the country’s national oil companies of $12,240,000 including $2,460,000 denominated in Bolivares Fuertes and $9,780,000 denominated in U.S. Dollars.

As of June 30, 2010, we had net working capital exposure in Venezuela of $10,527,000 including $1,685,000 denominated in Bolivares Fuertes and $8,842,000 denominated in U.S. Dollars. Our international operations give rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars. We typically endeavor to denominate our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies, and we partially do this in Venezuela.

The Venezuelan government implemented a foreign currency control regime on February 5, 2003. This has resulted in currency controls that restrict the conversion of the Venezuelan currency, the Bolivar Fuerte, to U.S. Dollars. The Company has registered with the control board (CADIVI) in order to have a portion of total receivables in U.S dollar payments made directly to a United States bank account. Venezuela is considered a highly inflationary economy, and management continues to monitor the situation closely.

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

Disclosure of on and off balance sheet debts and commitments

Our known contractual obligations at June 30, 2010 are reflected in the table below.

Future commitments (000’s)
Description	TOTAL	Less than 1 year	1-3 years	3-5 years	After 5 years
Long and short term debt and notes payable
Term loan	$25,800	$6,880	$18,920	$—	$—
Revolving credit facility	$15,932	$—	$15,932	$—	$—
Subordinated debt	$3,000	$—	$3,000	$—	$—
Capital lease payments (including interest)	$135	$62	$73	$—	$—
Future minimum lease payments	$7,280	$2,207	$2,459	$1,336	$1,278
Total commitments	$52,147	$9,149	$40,384	$1,336	$1,278

Credit Facilities/Capital Resources

On February 10, 2009, we entered into a new $54.4 million syndicated credit agreement with Wells Fargo Bank, National Association, Royal Bank of Canada and Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement replaced our existing term and revolving credit facilities. The Credit Agreement provides for a term loan in the principal amount of $34.4 million and revolving credit line commitments of $20 million with the Company having the one time option of increasing the revolving commitments by an additional $5 million. On July 2, 2010, the Company exercised it right to increase the commitments under the revolving credit line from $20 million to $25 million. The term loan facility requires regularly scheduled quarterly payments of principal and interest. Quarterly principal payments on the term facility are $1.72 million and commence June 30, 2009. Amounts repaid under the term loan cannot be re-borrowed. The term loan and the revolving credit line each mature on February 10, 2012. The loan balance outstanding on June 30, 2010 was $25.8 million on the term credit facility and $15.9 million on the revolving credit facility. The revolving credit facility borrowing base was $24.8 million at June 30, 2010, adjusted for $4.9 million outstanding under letters of credit and guarantees, leaving $4.0 million available to be drawn under the facility.

Interest under the Credit Agreement accrues at a base rate (which is the greatest of the Federal Funds Rate plus 1.50%, Wells Fargo’s prime rate, or the daily one-month London Interbank Offered Rate plus 1.50%) plus a margin ranging from 4.25% to 4.75% per annum or, at our option, at a Eurodollar base rate plus a margin ranging from 5.25% to 5.75% per annum. We will also pay a commitment fee on the unused portion of the revolving credit line ranging from 1.30% to 1.40% per annum. The commitment fee and the margin applicable to advances under the Credit Agreement increase within the applicable range if the ratio of our debt to adjusted EBITDA rises above 1.50. The interest rate applicable to borrowings under the revolving credit facility and the term credit facility at June 30, 2010 was 7.50% and 5.88%, respectively.

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

The Credit Agreement contains covenants that limit our ability and the Guarantors ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of our subsidiaries; restrict dividends or other payments from our subsidiaries; enter into transactions with affiliates; sell assets; merge with other companies; and spend in excess of $30 million per year on capital expenditures. The Credit Agreement also requires compliance with certain financial covenants, including, (1) the maintenance of a minimum tangible net worth of not less than 85% of our tangible net worth as of March 31, 2009, plus an amount equal to 50% of consolidated net income for each succeeding fiscal quarter plus 100% of future net proceeds from the sale of equity securities, (2) a maximum ratio of funded debt to adjusted EBITDA for the preceding four fiscal quarters of 2.25 to 1.00, and (3) a minimum ratio of adjusted EBITDA to fixed charges of 1.50 to 1.00.  We are in compliance with these covenants as of June 30, 2010 and expect to be in compliance for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive a substantial portion of our revenues from our international operations. For the first six months of 2010, approximately 65% of our total revenues were generated internationally. Due to the unpredictable nature of the critical well events that drive our response segment revenues and fluctuations in regional demand for our well intervention segment products and services, the percentage of our revenues that are derived from a particular country, geographic region or business segment can be expected to vary significantly from quarter to quarter. Although most transactions are denominated in U.S. Dollars, the foreign currency risks that we are subject to may vary from quarter to quarter depending upon the countries in which we are then operating and the payment terms under the contractual arrangements we have with our customers.

During the first six months of 2010, work in Venezuela and Algeria contributed 5% and 16% of our consolidated revenues, respectively, which was collectively down slightly from the prior year period when revenues from these countries represented 7% and 19%, respectively, of total consolidated revenues. Remaining foreign revenues for the first six months of 2010 were primarily generated in the Republic of Congo, India, Libya, and Egypt, with India and Libya representing over 24% of total international revenues for the period.

For almost one month during the second quarter of 2010, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received.  During the first quarter of 2009, we suspended operations in Venezuela pending payment on certain outstanding receivables from the country’s national oil companies. The Company resumed operations in the second quarter as partial payment was received. Effective June 2009, for that portion of all future services to be settled in U.S. Dollars, revenue will be recognized as it is earned and cash is collected. As of June 30, 2010 this deferred revenue totaled $937,000. The current accounts receivable to be settled in U.S. Dollars totaled approximately $3.0 million at June 30, 2010. During the six months ended June 30, 2010, the Company has collected payment on Bolivares Fuertes receivables totaling $3.1 million, on Bolivares Fuertes receivables denominated in U.S. Dollars totaling $1.5 million, and on U.S. Dollar denominated receivables settled in U.S Dollars totaling $1.9 million. The Company continues efforts to collect accounts receivable and unbilled revenue. Management is closely monitoring the situation, expects to continue to maintain and operate its facilities in Venezuela, and does not believe a reserve is necessary for current uncollected receivables. For more information regarding our foreign currency risks, see “Liquidity and Capital Resources – Liquidity”.

As part of our normal business operations, we monitor industry developments and their potential impacts to our business.  In this regard, the recent incident in the U.S. Gulf of Mexico involving the Macondo well has the potential to adversely impact our customers and, therefore, our business. In response to this incident, the U.S. Federal government has instituted a temporary deepwater drilling moratorium and a variety of legislative initiatives are being considered that may adversely impact future drilling activities and increase the costs associated with regulatory compliance. At this time, we cannot predict what, if any, actions may be taken by the U.S. federal or state governments or our customers or other industry participants in response to the incident, or what impact any such actions may have on our operations or the operations of our customers.

Our debt consists of both fixed-interest and variable-interest rate debt; consequently, our earnings and cash flows, as well as the fair values of our fixed-rate debt instruments, are subject to interest-rate risk.

We have a term loan and a revolving line of credit that are subject to movements in interest rates. As of June 30, 2010, we had floating rate obligations totaling approximately $41.9 million. See “Liquidity and Capital Resources – Credit Facilities/Capital Resources” for more information. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate was to increase by 10% from the June 30, 2010 levels, our interest expense would increase by a total of approximately $222,000 annually.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and  Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2010, the Company installed new accounting software. The new accounting software contains automated internal control features that will permit the Company to migrate away from certain manual internal control processes required by the older system. There were no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Other than as described herein, we do not believe that any liabilities with respect to these proceedings will have a material adverse effect on our operations or financial position.

Expro Americas, LLC, sued Boots & Coots and several of our employees in the 281st Judicial District of Harris County, Texas in August, 2007, claiming misappropriation of trade secrets, tortious interference with contracts and employment relationships, conspiracy and violations of the Texas Theft liability Act relating to Boots & Coots’ hiring of a number of the plaintiff’s former employees. Trial in the case was held on August 18, 2009. The jury found against Boots & Coots on misappropriation of trade secrets and intentional interference with contractual relations relating to two Expro employees, although it also found that Boots & Coots did not knowingly participate in breach of fiduciary duty. On December 11, 2009, the court entered a judgment against us and one employee indemnified by us in the amount of $3,000,000 plus $351,780.82 pre-judgment interest and costs of court. The total judgment bears interest at 5% compounded on an annual basis. The Company has taken appropriate steps to file an appeal of the trial court's judgment. No amount has been recorded in the Company’s financial statements for this judgment in accordance with the requirements under “Accounting for Contingencies”, based upon the Company’s assessment of the likely outcome of the appeal. The anticipated time frame for the appeal to be heard is within the next two years.

On April 9, 2010, we entered into a definitive merger agreement with Halliburton Company, a Delaware corporation (“Halliburton”), and Gradient, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Halliburton (“Merger Sub”).  On April 15, 2010, Ed Van Cott filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, current members of Boots & Coots’ Board of Directors, including its Chief Executive Officer (the “Individual Defendants”), Halliburton Company and Gradient LLC (Merger Sub) (the “Van Cott I Suit”). On April 16, 2010, David Contreras filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Contreras Suit”). On April 16, 2010 Edgar L. Van Cott and J. David Schoepf filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Van Cott II Suit”). On April 16, 2010, Charles Bryce filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Bryce Suit”). On April 19, 2010, Dennis Palkon filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots, the Individual Defendants, Halliburton Company and Gradient LLC (Merger Sub) (the “Palkon Suit”). On April 20, 2010, Dennis Alweiss filed a purported class action lawsuit in the District Court of Harris County, Texas against Boots & Coots and the Individual Defendants (the “Alweiss Suit”; the Van Cott I Suit, Contreras Suit, Van Cott II Suit, Bryce Suit and Palkon Suit are collectively referred to as the “Harris County Class Actions”). On April 21, 2010, Ed Van Cott filed an amended petition in the Van Cott I Suit. On April 26, 2010, a motion to consolidate the Harris County Class Actions and to appoint interim class counsel was filed in the Bryce Suit. On April 27, 2010, a motion to consolidate the Harris County Class Actions and to appoint co-interim class counsel and liaison counsel was filed in the Van Cott I Suit. On April 28, 2010, Herbert Silverberg filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Boots & Coots and the Individual Defendants (the “Silverberg Suit”). The Harris County Class Actions and the Silverberg Suit are collectively referred to as the “Class Actions”.

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

•
certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $10.0 million or expense reimbursements up to $1.5 million to Halliburton if the merger agreement is terminated under specified circumstances; and

•
there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to us.

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
2.1
Agreement and Plan of Merger dated April 9, 2010, by and among Boots & Coots, Inc., Halliburton Company, and Gradient, LLC (incorporated herin by reference to exhibit 2.1 of Form 8-K filed on April 15, 2010.)

4.1
Second Amendment to Rights Agreement dated as of April 9, 2010 between Boots & Coots, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated herin by reference to exhibit 4.1 of Form 8-K filed on April 15, 2010.)

*10.1	Waiver Agreement - Jerry Winchester
*10.2	Waiver Agreement - Dewitt H. Edwards
*31.1	§302 Certification by Jerry Winchester
*31.2	§302 Certification by Cary Baetz
*32.1	§906 Certification by Jerry Winchester
*32.2	§906 Certification by Cary Baetz

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTS & COOTS INTERNATIONAL
WELL CONTROL, INC.

By:	/s/ Jerry Winchester
Jerry Winchester
Chief Executive Officer

By:	/s/Cary Baetz
Cary Baetz
Chief Financial Officer

Date:   July 29, 2010